Form 10-Q
period 2021-06-30
VALERO ENERGY CORP/TX
filed 2021-07-29
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 23, 2021 was 408,823,430.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,572	$3,313
Receivables, net	9,132	6,109
Inventories	6,103	6,038
Prepaid expenses and other	565	384
Total current assets	19,372	15,844
Property, plant, and equipment, at cost	47,852	46,967
Accumulated depreciation	(17,391)	(16,578)
Property, plant, and equipment, net	30,461	30,389
Deferred charges and other assets, net	5,623	5,541
Total assets	$55,456	$51,774
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,044	$723
Accounts payable	10,168	6,082
Accrued expenses	1,286	994
Taxes other than income taxes payable	1,537	1,372
Income taxes payable	179	112
Total current liabilities	14,214	9,283
Debt and finance lease obligations, less current portion	13,636	13,954
Deferred income tax liabilities	5,142	5,275
Other long-term liabilities	3,760	3,620
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,819	6,814
Treasury stock, at cost; 264,676,548 and 265,096,171 common shares	(15,696)	(15,719)
Retained earnings	27,610	28,953
Accumulated other comprehensive loss	(1,089)	(1,254)
Total Valero Energy Corporation stockholders’ equity	17,651	18,801
Noncontrolling interests	1,053	841
Total equity	18,704	19,642
Total liabilities and equity	$55,456	$51,774
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues (a)	$27,748	$10,397	$48,554	$32,499
Cost of sales:
Cost of materials and other	25,249	9,079	44,241	29,031
Lower of cost or market (LCM) inventory valuation adjustment	—	(2,248)	—	294
Operating expenses (excluding depreciation and amortization expense reflected below)	1,214	1,027	2,870	2,151
Depreciation and amortization expense	576	566	1,142	1,135
Total cost of sales	27,039	8,424	48,253	32,611
Other operating expenses	12	3	50	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	176	169	384	346
Depreciation and amortization expense	12	12	24	25
Operating income (loss)	509	1,789	(157)	(488)
Other income, net	102	27	147	59
Interest and debt expense, net of capitalized interest	(150)	(142)	(299)	(267)
Income (loss) before income tax expense (benefit)	461	1,674	(309)	(696)
Income tax expense (benefit)	169	339	21	(277)
Net income (loss)	292	1,335	(330)	(419)
Less: Net income attributable to noncontrolling interests	130	82	212	179
Net income (loss) attributable to Valero Energy Corporation stockholders	$162	$1,253	$(542)	$(598)

Earnings (loss) per common share	$0.39	$3.07	$(1.34)	$(1.48)
Weighted-average common shares outstanding (in millions)	407	406	407	407

Earnings (loss) per common share – assuming dilution	$0.39	$3.07	$(1.34)	$(1.48)
Weighted-average common shares outstanding – assuming dilution (in millions)	407	407	407	407
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,422	$784	$2,542	$2,152

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$292	$1,335	$(330)	$(419)
Other comprehensive income (loss):
Foreign currency translation adjustment	69	138	145	(469)
Net gain on pension and other postretirement benefits	13	12	28	24
Net gain (loss) on cash flow hedges	(7)	(25)	3	4
Other comprehensive income (loss) before income tax expense (benefit)	75	125	176	(441)
Income tax expense (benefit) related to items of other comprehensive income (loss)	2	(1)	9	5
Other comprehensive income (loss)	73	126	167	(446)
Comprehensive income (loss)	365	1,461	(163)	(865)
Less: Comprehensive income attributable to noncontrolling interests	127	70	214	181
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$238	$1,391	$(377)	$(1,046)

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2021	$7	$6,810	$(15,700)	$27,849	$(1,165)	$17,801	$926	$18,727
Net income	—	—	—	162	—	162	130	292
Dividends on common stock ($0.98 per share)	—	—	—	(401)	—	(401)	—	(401)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Transactions in connection with stock-based compensation plans	—	(4)	4	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	76	76	(3)	73
Balance as of June 30, 2021	$7	$6,819	$(15,696)	$27,610	$(1,089)	$17,651	$1,053	$18,704

Balance as of March 31, 2020	$7	$6,814	$(15,764)	$29,722	$(1,937)	$18,842	$843	$19,685
Net income	—	—	—	1,253	—	1,253	82	1,335
Dividends on common stock ($0.98 per share)	—	—	—	(400)	—	(400)	—	(400)
Stock-based compensation expense	—	12	—	—	—	12	—	12
Transactions in connection with stock-based compensation plans	—	(2)	4	—	—	2	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	(126)	(126)
Other comprehensive income (loss)	—	—	—	—	138	138	(12)	126
Balance as of June 30, 2020	$7	$6,824	$(15,760)	$30,575	$(1,799)	$19,847	$787	$20,634

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2020	$7	$6,814	$(15,719)	$28,953	$(1,254)	$18,801	$841	$19,642
Net income (loss)	—	—	—	(542)	—	(542)	212	(330)
Dividends on common stock ($1.96 per share)	—	—	—	(801)	—	(801)	—	(801)
Stock-based compensation expense	—	41	—	—	—	41	—	41
Transactions in connection with stock-based compensation plans	—	(36)	23	—	—	(13)	—	(13)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	165	165	2	167
Balance as of June 30, 2021	$7	$6,819	$(15,696)	$27,610	$(1,089)	$17,651	$1,053	$18,704

Balance as of December 31, 2019	$7	$6,821	$(15,648)	$31,974	$(1,351)	$21,803	$733	$22,536
Net income (loss)	—	—	—	(598)	—	(598)	179	(419)
Dividends on common stock ($1.96 per share)	—	—	—	(801)	—	(801)	—	(801)
Stock-based compensation expense	—	36	—	—	—	36	—	36
Transactions in connection with stock-based compensation plans	—	(33)	18	—	—	(15)	—	(15)
Open market stock purchases	—	—	(130)	—	—	(130)	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(127)	(127)
Other comprehensive income (loss)	—	—	—	—	(448)	(448)	2	(446)
Balance as of June 30, 2020	$7	$6,824	$(15,760)	$30,575	$(1,799)	$19,847	$787	$20,634

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(330)	$(419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	1,166	1,160
LCM inventory valuation adjustment	—	294
Gain on sale of partial interest in MVP Terminalling, LLC (MVP)	(62)	—
Deferred income tax expense (benefit)	(136)	223
Changes in current assets and current liabilities	1,251	(478)
Changes in deferred charges and credits and other operating activities, net	67	(93)
Net cash provided by operating activities	1,956	687
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(261)	(555)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(398)	(177)
Other VIEs	(35)	(143)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(426)	(437)
Deferred turnaround and catalyst cost expenditures of DGD	(1)	(10)
Proceeds from sale of partial interest in MVP	270	—
Investments in unconsolidated joint ventures	(9)	(29)
Other investing activities, net	24	12
Net cash used in investing activities	(836)	(1,339)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	—	1,799
Proceeds from borrowings of VIEs	16	163
Repayments of debt and finance lease obligations (excluding VIEs)	(63)	(432)
Repayments of debt of VIEs	(3)	(3)
Purchases of common stock for treasury	(15)	(147)
Common stock dividend payments	(801)	(801)
Distributions to noncontrolling interests	(2)	(127)
Other financing activities, net	2	(17)
Net cash provided by (used in) financing activities	(866)	435
Effect of foreign exchange rate changes on cash	5	(47)
Net increase (decrease) in cash and cash equivalents	259	(264)
Cash and cash equivalents at beginning of period	3,313	2,583
Cash and cash equivalents at end of period	$3,572	$2,319

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

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of our results for the six months ended June 30, 2021 have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements presented herein should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    UNCERTAINTIES

At the onset of the COVID-19 pandemic in March 2020, governmental authorities around the world imposed restrictions, such as stay-at-home orders and other social distancing measures, to slow the spread of COVID-19. These measures resulted in significant economic disruption globally as reduced economic activity negatively impacted many businesses, including our business. We experienced a decline in the demand for most of the transportation fuels that we produce and sell, and thus also a decline in the market prices of those products, due to a decrease in the level of individual movement and travel resulting from the restrictions and general public health concerns. Some governmental authorities began lifting restrictions in the latter part of 2020 and this has continued throughout the first six months of 2021. These actions have contributed to increasing levels of individual movement and travel and a resulting increase in the demand for and market prices of our products. However, some governmental authorities continue to impose, or have recently reimposed, some level of restrictions due in part to new outbreaks, including those related to new variants of the COVID-19 virus. The distribution of vaccines beginning in late 2020 has helped decrease rates of infection and contributed to the lifting of many restrictions. The ongoing distribution of vaccines may result in the continued lifting of restrictions globally and may be seen as a key factor contributing to the ongoing restoration of public confidence, and thus also to stimulating and increasing global economic activity. However, the risk remains that vaccines may not be distributed widely on a timely basis, they may not be as effective against new variants of the virus, the distribution of some or all of the vaccines may be paused or withdrawn due to concerns with potential side effects, and/or the level of individuals’ willingness to receive a vaccine may not be as strong or as timely as needed. Based on these and other circumstances that cannot be predicted, the broader implications of the pandemic on our results of operations and financial position remain uncertain and may continue to be significant. We believe we have proactively responded to many of the known impacts of the pandemic on our business to the extent practicable and we strive to continue to do so, but there can be no assurance that these or other measures will be fully effective.

3.    INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2021	December 31, 2020
Refinery feedstocks	$2,272	$1,979
Refined petroleum products and blendstocks	3,173	3,425
Renewable diesel feedstocks and products	28	50
Ethanol feedstocks and products	338	297
Materials and supplies	292	287
Inventories	$6,103	$6,038
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The market value of our LIFO inventories fell below their LIFO inventory carrying amounts as of March 31, 2020, and as a result, we recorded an LCM inventory valuation reserve of $2.5 billion in order to state our inventories at market. As of June 30, 2020, our LCM inventory valuation reserve was $294 million. The change in our LCM inventory valuation reserve resulted in a net benefit of $2.2 billion and a net charge of $294 million to our results of operations during the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $4.1 billion and $1.3 billion, respectively.

Our non-LIFO inventories accounted for $1.0 billion and $918 million of our total inventories as of June 30, 2021 and December 31, 2020, respectively.

4.    DEBT

Public Debt
During the six months ended June 30, 2021, there was no issuance or redemption activity related to our public debt.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				June 30, 2021
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$154		$3,846
Canadian Revolver	C$	150	November 2021	C$	—	C$	5	C$	145
Accounts receivable sales facility (b)		$1,000	July 2021		$—	n/a			$1,000
Letter of credit facility		$50	November 2021	n/a			$—		$50
Committed facilities of VIEs (c):
DGD Revolver		$400	March 2024		$—		$—		$400
IEnova Revolver		$743	February 2028		$614	n/a			$129
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$140	n/a
________________________
(a)Letters of credit issued as of June 30, 2021 expire at various times in 2021 through 2023.
(b)In July 2021, we extended the maturity date of this facility to July 2022 and increased the facility amount from $1.0 billion to $1.3 billion.
(c)Creditors of our VIEs do not have recourse against us.

We had an $875 million 364-day Revolving Credit Facility that matured on April 12, 2021 and was not renewed.

Activities under our credit facilities were as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Borrowings:
Accounts receivable sales facility	$—	$300
IEnova Revolver	16	163
Repayments:
Accounts receivable sales facility	—	400

DGD Revolver
In March 2021, DGD (as described in Note 6) entered into a $400 million unsecured revolving credit facility (the DGD Revolver) that matures in March 2024. DGD has the option to increase the aggregate commitments under the DGD Revolver to $550 million, subject to certain restrictions. The DGD

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

During the six months ended June 30, 2021, there were no borrowings or repayments under the DGD Revolver.

IEnova Revolver
In May 2021, the borrowing capacity under the IEnova Revolver was increased from $660 million to $743 million. As of June 30, 2021 and December 31, 2020, the variable weighted-average interest rate on the IEnova Revolver was 3.546 percent and 3.870 percent, respectively. The IEnova Revolver is available only to the operations of Central Mexico Terminals (as described in Note 6), and the creditors of Central Mexico Terminals do not have recourse against us.

Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and debt expense	$162	$161	$326	$306
Less: Capitalized interest	12	19	27	39
Interest and debt expense, net of capitalized interest	$150	$142	$299	$267

5.    EQUITY

Share Activity
There was no significant share activity during the six months ended June 30, 2021 and 2020.

Common Stock Dividends
On July 15, 2021, our board of directors declared a quarterly cash dividend of $0.98 per common share payable on September 2, 2021 to holders of record at the close of business on August 5, 2021.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2021				2020
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(439)	$(728)	$2	$(1,165)	$(1,282)	$(663)	$8	$(1,937)
Other comprehensive income (loss) before reclassifications	66	—	(7)	59	138	—	(2)	136
Amounts reclassified from accumulated other comprehensive loss	—	14	4	18	—	10	(8)	2
Effect of exchange rates	—	(1)	—	(1)	—	—	—	—
Other comprehensive income (loss)	66	13	(3)	76	138	10	(10)	138
Balance as of end of period	$(373)	$(715)	$(1)	$(1,089)	$(1,144)	$(653)	$(2)	$(1,799)

	Six Months Ended June 30,
	2021				2020
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(515)	$(737)	$(2)	$(1,254)	$(676)	$(672)	$(3)	$(1,351)
Other comprehensive income (loss) before reclassifications	142	1	(12)	131	(468)	—	19	(449)
Amounts reclassified from accumulated other comprehensive loss	—	22	13	35	—	19	(18)	1
Effect of exchange rates	—	(1)	—	(1)	—	—	—	—
Other comprehensive income (loss)	142	22	1	165	(468)	19	1	(448)
Balance as of end of period	$(373)	$(715)	$(1)	$(1,089)	$(1,144)	$(653)	$(2)	$(1,799)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2021, our significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of our consolidated VIEs, which are included in our balance sheets (in millions):

	June 30, 2021
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$196	$—	$16	$212
Other current assets	256	7	15	278
Property, plant, and equipment, net	1,721	656	93	2,470
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$193	$672	$8	$873
Debt and finance lease obligations, less current portion	1	—	23	24

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$144	$1	$16	$161
Other current assets	219	24	8	251
Property, plant, and equipment, net	1,232	590	96	1,918
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$90	$620	$8	$718
Debt and finance lease obligations, less current portion	1	—	25	26

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

On April 19, 2021, we sold a 24.99 percent membership interest in MVP, an unconsolidated joint venture with a subsidiary of Magellan Midstream Partners, L.P. (Magellan), for $270 million. MVP owns and operates a marine terminal located adjacent to the Houston Ship Channel in Pasadena, Texas. We retained a 25.01 percent membership interest in MVP.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2021	2020	2021	2020
Three months ended June 30
Service cost	$41	$35	$1	$2
Interest cost	18	22	1	2
Expected return on plan assets	(48)	(46)	—	—
Amortization of:
Net actuarial loss	20	19	—	—
Prior service credit	(5)	(5)	(1)	(2)
Special charges	4	1	—	—
Net periodic benefit cost	$30	$26	$1	$2

Six months ended June 30
Service cost	$81	$70	$3	$3
Interest cost	36	43	3	4
Expected return on plan assets	(96)	(90)	—	—
Amortization of:
Net actuarial loss	40	37	—	—
Prior service credit	(9)	(10)	(3)	(3)
Special charges	4	1	—	—
Net periodic benefit cost	$56	$51	$3	$4

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net” in the statements of income.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we plan to contribute approximately $128 million to our pension plans and $22 million to our other postretirement benefit plans during 2021. During the six months ended June 30, 2021 and 2020, we contributed $31 million and $19 million, respectively, to our pension plans and $8 million and $7 million, respectively, to our other postretirement benefit plans.

8.    INCOME TAXES

During the three months ended June 30, 2021, certain statutory income tax rate changes were enacted (primarily an increase in the United Kingdom (U.K.) rate from 19 percent to 25 percent effective in 2023) that resulted in the remeasurement of our deferred tax liabilities. We recognized income tax expense of $64 million during the three and six months ended June 30, 2021, which represents the net increase in our deferred tax liabilities resulting from the change in the income tax rates.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended. Our income tax expense (benefit) for the three and six months ended June 30, 2020, therefore, included a tax benefit of $7 million and $117 million, respectively, attributable to the carryback of our 2020 tax net operating loss (NOL) to our 2015 income tax year in which we paid federal income tax at a 35 percent tax rate.

9.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$162	$1,253	$(542)	$(598)
Less: Income allocated to participating securities	2	4	3	3
Net income (loss) available to common stockholders	$160	$1,249	$(545)	$(601)

Weighted-average common shares outstanding	407	406	407	407

Earnings (loss) per common share	$0.39	$3.07	$(1.34)	$(1.48)

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$162	$1,253	$(542)	$(598)
Less: Income allocated to participating securities	2	4	3	3
Net income (loss) available to common stockholders	$160	$1,249	$(545)	$(601)

Weighted-average common shares outstanding	407	406	407	407
Effect of dilutive securities	—	1	—	—
Weighted-average common shares outstanding – assuming dilution	407	407	407	407

Earnings (loss) per common share – assuming dilution	$0.39	$3.07	$(1.34)	$(1.48)

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan (OSIP) or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options granted under our 2011 OSIP.

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

Contract Balances
Contract balances were as follows (in millions):

	June 30, 2021	December 31, 2020	Increase (Decrease)
Receivables from contracts with customers, included in receivables, net	$5,665	$3,642	$2,023
Contract liabilities, included in accrued expenses	40	55	(15)

During the six months ended June 30, 2021 and 2020, we recognized as revenue $40 million and $52 million that was included in contract liabilities as of December 31, 2020 and 2019, respectively. Revenue recognized related to contract liabilities during the three months ended June 30, 2021 and 2020 was not material.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2021, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2021
Revenues:
Revenues from external customers	$25,968	$496	$1,284	$—	$27,748
Intersegment revenues	1	76	84	(161)	—
Total revenues	25,969	572	1,368	(161)	27,748
Cost of sales:
Cost of materials and other	24,000	281	1,130	(162)	25,249
Operating expenses (excluding depreciation and amortization expense reflected below)	1,064	31	119	—	1,214
Depreciation and amortization expense	544	12	20	—	576
Total cost of sales	25,608	324	1,269	(162)	27,039
Other operating expenses	12	—	—	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	176	176
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$349	$248	$99	$(187)	$509

Three months ended June 30, 2020
Revenues:
Revenues from external customers	$9,615	$239	$543	$—	$10,397
Intersegment revenues	2	57	38	(97)	—
Total revenues	9,617	296	581	(97)	10,397
Cost of sales:
Cost of materials and other	8,539	135	501	(96)	9,079
LCM inventory valuation adjustment	(2,137)	—	(111)	—	(2,248)
Operating expenses (excluding depreciation and amortization expense reflected below)	928	20	79	—	1,027
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	7,863	167	490	(96)	8,424
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	169	169
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,751	$129	$91	$(182)	$1,789

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2021
Revenues:
Revenues from external customers	$45,437	$848	$2,269	$—	$48,554
Intersegment revenues	4	155	144	(303)	—
Total revenues	45,441	1,003	2,413	(303)	48,554
Cost of sales:
Cost of materials and other	42,022	468	2,054	(303)	44,241
Operating expenses (excluding depreciation and amortization expense reflected below)	2,535	60	275	—	2,870
Depreciation and amortization expense	1,077	24	41	—	1,142
Total cost of sales	45,634	552	2,370	(303)	48,253
Other operating expenses	50	—	—	—	50
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	384	384
Depreciation and amortization expense	—	—	—	24	24
Operating income (loss) by segment	$(243)	$451	$43	$(408)	$(157)

Six months ended June 30, 2020
Revenues:
Revenues from external customers	$30,600	$545	$1,354	$—	$32,499
Intersegment revenues	4	110	102	(216)	—
Total revenues	30,604	655	1,456	(216)	32,499
Cost of sales:
Cost of materials and other	27,666	265	1,314	(214)	29,031
LCM inventory valuation adjustment	277	—	17	—	294
Operating expenses (excluding depreciation and amortization expense reflected below)	1,923	40	188	—	2,151
Depreciation and amortization expense	1,069	23	43	—	1,135
Total cost of sales	30,935	328	1,562	(214)	32,611
Other operating expenses	5	—	—	—	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	346	346
Depreciation and amortization expense	—	—	—	25	25
Operating income (loss) by segment	$(336)	$327	$(106)	$(373)	$(488)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Refining:
Gasolines and blendstocks	$12,432	$3,993	$21,161	$12,237
Distillates	10,875	4,379	19,456	15,042
Other product revenues	2,661	1,243	4,820	3,321
Total refining revenues	25,968	9,615	45,437	30,600
Renewable diesel:
Renewable diesel	496	239	848	545
Ethanol:
Ethanol	983	432	1,735	1,061
Distillers grains	301	111	534	293
Total ethanol revenues	1,284	543	2,269	1,354
Revenues	$27,748	$10,397	$48,554	$32,499

Total assets by reportable segment were as follows (in millions):

	June 30, 2021	December 31, 2020
Refining	$46,843	$42,939
Renewable diesel	2,215	1,659
Ethanol	1,745	1,728
Corporate and eliminations	4,653	5,448
Total assets	$55,456	$51,774

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net loss is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Decrease (increase) in current assets:
Receivables, net	$(3,069)	$4,177
Inventories	(47)	1,136
Prepaid expenses and other	(103)	56
Increase (decrease) in current liabilities:
Accounts payable	3,979	(5,446)
Accrued expenses	284	(73)
Taxes other than income taxes payable	162	(180)
Income taxes payable	45	(148)
Changes in current assets and current liabilities	$1,251	$(478)

Changes in current assets and current liabilities for the six months ended June 30, 2021 were primarily due to the following:

•the increase in receivables was primarily due to an increase in commodity prices in June 2021 compared to December 2020 combined with an increase in sales volumes, partially offset by a decrease in income taxes receivable associated with the receipt of a $962 million refund related to our U.S federal income tax return for 2020; and

•the increase in accounts payable was due to an increase in commodity prices in June 2021 compared to December 2020 combined with an increase in crude oil and other feedstock volumes purchased.

Changes in current assets and current liabilities for the six months ended June 30, 2020 were primarily due to the following:

•the decrease in receivables was due to (i) a decrease of $4.1 billion as a result of a decrease in commodity prices in June 2020 compared to December 2019 combined with a decrease in sales volumes and (ii) the collection of $449 million for a blender’s tax credit receivable attributable to volumes blended during 2019 and 2018, partially offset by the recognition of an income tax receivable of approximately $440 million;

•the decrease in inventories was due to lower inventory levels combined with a decrease in commodity prices in June 2020 compared to December 2019; and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•the decrease in accounts payable was due to a decrease in commodity prices in June 2020 compared to December 2019 combined with a decrease in crude oil and other feedstock volumes purchased.

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Interest paid in excess of amount capitalized, including interest on finance leases	$290	$250
Income taxes paid (refunded), net	(882)	76

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30,
	2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$199	$35	$216	$48
Financing cash flows	—	63	—	32
Changes in lease balances resulting from new and modified leases (a)	315	46	163	1,495
________________________
(a)Noncash activity for the six months ended June 30, 2020 primarily included $1.4 billion for a finance lease right-of-use asset and related liability recognized in connection with the terminaling agreement with MVP.

There were no significant noncash investing and financing activities during the six months ended June 30, 2021 and 2020, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2021 and December 31, 2020.

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

	June 30, 2021
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$564	$—	$—	$564	$(539)	$(11)	$14	$—
Physical purchase contracts	—	37	—	37	n/a	n/a	37	n/a
Foreign currency contracts	8	—	—	8	n/a	n/a	8	n/a
Investments of certain benefit plans	78	—	9	87	n/a	n/a	87	n/a
Total	$650	$37	$9	$696	$(539)	$(11)	$146

Liabilities
Commodity derivative contracts	$603	$—	$—	$603	$(539)	$(64)	$—	$(124)
Environmental credit obligations	—	37	—	37	n/a	n/a	37	n/a
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Foreign currency contracts	9	—	—	9	n/a	n/a	9	n/a
Total	$612	$38	$—	$650	$(539)	$(64)	$47

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$403	$—	$—	$403	$(373)	$(18)	$12	$—
Physical purchase contracts	—	13	—	13	n/a	n/a	13	n/a
Investments of certain benefit plans	74	—	8	82	n/a	n/a	82	n/a
Total	$477	$13	$8	$498	$(373)	$(18)	$107

Liabilities
Commodity derivative contracts	$405	$—	$—	$405	$(373)	$(32)	$—	$(44)
Environmental credit obligations	—	96	—	96	n/a	n/a	96	n/a
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Total	$409	$96	$—	$505	$(373)	$(32)	$100

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

•Environmental credit obligations represent our liability for the purchase of (i) biofuel credits (primarily Renewable Identification Numbers (RINs) in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the California Global Warming Solutions Act (the California cap-and-trade system, also known as AB 32), the U.K. Emissions Trading Scheme, and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. These programs are described in Note 13 under “Risk Management Activities by Type of Risk—Environmental Compliance Program Price Risk.” The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		June 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$3,572	$3,572	$3,313	$3,313
Financial liabilities:
Debt (excluding finance leases)	Level 2	13,033	15,224	13,013	15,103

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2021, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2021	2022
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	456	—
Futures – short	1,339	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	59,485	163
Futures – short	58,970	55
Corn:
Futures – long	155,300	880
Futures – short	208,715	3,680
Physical contracts – long	52,574	2,829

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2021, we had foreign currency contracts to purchase $645 million of U.S. dollars and $1.8 billion of U.S. dollar equivalent Canadian dollars. Of these commitments, $1.4 billion matured on or before July 28, 2021 and the remaining $1.0 billion will mature by September 15, 2021.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits as needed. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in these countries. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits as needed. The cost of meeting our obligations under these compliance programs was

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$635 million and $136 million for the three months ended June 30, 2021 and 2020, respectively, and $995 million and $248 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are reflected in cost of materials and other.

We are subject to additional requirements under greenhouse gas (GHG) emission programs, including the cap-and-trade systems, as discussed in Note 12. Under these cap-and-trade systems, we purchase various GHG emission credits available on the open market. Therefore, we are exposed to the volatility in the market price of these credits. The cost to implement certain provisions of the cap-and-trade systems are significant; however, we recovered substantially all of these costs from our customers for the three and six months ended June 30, 2021 and 2020 and expect to continue to recover the majority of these costs in the future. For the three and six months ended June 30, 2021 and 2020, the net cost of meeting our obligations under these compliance programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2021 and December 31, 2020 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2021		December 31, 2020
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$6	$16	$4	$17

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$558	$587	$399	$388
Physical purchase contracts	Inventories	37	1	13	—
Foreign currency contracts	Receivables, net	8	—	—	—
Foreign currency contracts	Accrued expenses	—	9	—	4
Total		$603	$597	$412	$392

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss) on derivatives	n/a	$(18)	$(5)	$(31)	$50
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(11)	19	(34)	45

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2021 and 2020. For the three and six months ended June 30, 2021 and 2020, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax loss that is expected to be reclassified into revenues over the next 12 months as a result of the hedged transactions that are forecasted to occur as of June 30, 2021 was immaterial. For the three and six months ended June 30, 2021 and 2020, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2021 and 2020 are described in Note 5.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Commodity contracts	Revenues	$13	$9	$20	$1
Commodity contracts	Cost of materials and other	21	140	(57)	(12)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	2	4	3	2
Foreign currency contracts	Cost of materials and other	6	—	(2)	49
Foreign currency contracts	Other income, net	53	60	83	(105)

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

These forward-looking statements include, among other things, statements regarding:

•the effect, impact, potential duration or timing, or other implications of the COVID-19 pandemic, government restrictions in response thereto, variants of the COVID-19 virus, vaccine distribution and administration levels, economic activity, and global crude oil production levels, and any expectations we may have with respect thereto, including with respect to our responses thereto, our operations and the production levels of our assets;
•future refining segment margins, including gasoline and distillate margins, and discounts;
•future renewable diesel segment margins;
•future ethanol segment margins;
•expectations regarding feedstock costs, including crude oil differentials, product prices for each of our segments, and operating expenses;
•anticipated levels of crude oil and refined petroleum product inventories and storage capacity;
•expectations regarding the levels of, and timing with respect to, the production and operations at our existing refineries and plants and projects under construction;
•our anticipated level of capital investments, including deferred turnaround and catalyst cost expenditures, our expected allocation between, and/or within, growth capital expenditures and maintenance capital expenditures, capital expenditures for environmental and other purposes, and joint venture investments, the expected timing applicable to such capital investments and any related projects, and the effect of those capital investments on our results of operations and financial position;
•our anticipated level of cash distributions or contributions, such as our dividend payment rate and contributions to our qualified pension plans and other postretirement benefit plans;
•our ability to meet future cash requirements, whether from funds generated from our operations or our ability to access financial markets effectively, and our ability to maintain sufficient liquidity;
•our evaluation of, and expectations regarding, any future activity under our share repurchase program or transactions involving our debt securities;
•anticipated trends in the supply of, and demand for, crude oil and other feedstocks and refined petroleum products, renewable diesel, and ethanol and corn related co-products in the regions where we operate, as well as globally;
•expectations regarding environmental, tax, and other regulatory matters, including the anticipated amounts and timing of payment with respect to our deferred tax liabilities, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated effect thereof on our results of operations and financial position;

•the effect of general economic and other conditions on refining, renewable diesel, and ethanol industry fundamentals;
•expectations regarding our risk management activities, including the anticipated effects of our hedge transactions;
•expectations regarding our counterparties, including our ability to pass on increased compliance costs and timely collect receivables, and the credit risk within our accounts receivable or accounts payable;
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our publicly announced GHG emissions reduction/offset targets and our current and any future carbon transition projects.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves, our industry, and the global economy and financial markets generally. We caution that these statements are not guarantees of future performance or results and involve known and unknown risks and uncertainties, the ultimate outcomes of which we cannot predict with certainty. In addition, we based many of these forward-looking statements on assumptions about future events, the ultimate outcomes of which we cannot predict with certainty and which may prove to be inaccurate. Accordingly, actual performance or results may differ materially from the future performance or results that we have expressed, suggested, or forecast in the forward-looking statements. Differences between actual performance or results and any future performance or results expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:

•demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), renewable diesel, and ethanol and corn related co-products;
•demand for, and supplies of, crude oil and other feedstocks;
•the effects of public health threats, pandemics, and epidemics, such as the COVID-19 pandemic and variants of the virus, governmental and societal responses thereto, vaccine distribution and administration levels, and the adverse impacts of the foregoing on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand for our products, and industry demand generally, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
•acts of terrorism aimed at either our refineries and plants or third-party facilities that could impair our ability to produce or transport refined petroleum products, renewable diesel, ethanol, or corn related co-products, to receive feedstocks, or otherwise operate efficiently;
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
•accidents, unscheduled shutdowns, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party service providers;
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
•the price, availability, technology related to, and acceptance of alternative fuels and alternative-fuel vehicles, as well as sentiment and perceptions with respect to GHG emissions more generally;
•the levels of government subsidies for, and mandates or other policies with respect to, alternative fuels, alternative-fuel vehicles, and other low-carbon technologies or initiatives, including those related to carbon capture, carbon sequestration, and low-carbon fuels;
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
•earthquakes, hurricanes, tornadoes, and other weather events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, rendered and recycled materials, corn, and other feedstocks, critical supplies, refined petroleum products, renewable diesel, and ethanol;
•rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, such as tariffs, environmental regulations, changes to income tax rates, introduction of a global minimum tax, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under the California cap-and-trade system and similar programs, changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the U.S. Environmental Protection Agency’s (EPA’s) or other governmental agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business or operations;
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including expropriation of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, and other actions, policies and initiatives by the states, counties, cities, and other jurisdictions in the countries in which we operate or otherwise do business;
•changes in the credit ratings assigned to our debt securities and trade credit;
•the operating, financing, and distribution decisions of our joint ventures or joint venture partners that we do not control;

•changes in currency exchange rates, including the value of the Canadian dollar, the pound sterling, the euro, the Mexican peso, and the Peruvian sol relative to the U.S. dollar;
•the adequacy of capital resources and liquidity, including availability, timing, and amounts of cash flow or our ability to borrow or access financial markets;
•the costs, disruption, and diversion of resources associated with campaigns and negative publicity commenced by investors, stakeholders, or other interested parties;
•overall economic conditions, including the stability and liquidity of financial markets; and
•other factors generally described in the “Risk Factors” section included in our annual report on Form 10-K for the year ended December 31, 2020.

Any one of these factors, or a combination of these factors, could materially affect our future results of operations and whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those expressed, suggested, or forecast in any forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report on Form 10-Q and we do not intend to update these statements unless we are required by the securities laws to do so.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing, as it may be updated or modified by our future filings with the U.S. Securities and Exchange Commission (SEC). We undertake no obligation to publicly release any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events unless we are required by the securities laws to do so.

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable); refining, renewable diesel, and ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (e) beginning on page 55 for reconciliations of adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable) and refining, renewable diesel, and ethanol segment margin to their most directly comparable U.S. GAAP financial measures. Also in note (e), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 62 for a reconciliation of capital investments attributable to Valero to its most directly comparable U.S. GAAP financial measure. Beginning on page 61, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

IMPACT OF THE COVID-19 PANDEMIC TO OUR BUSINESS

The COVID-19 pandemic has negatively impacted our business. Although we have experienced improvements in 2021, the broader implications of the pandemic on our results of operations and financial position remain uncertain. Information about the uncertainties of the COVID-19 pandemic on our business is discussed in Note 2 of Condensed Notes to Consolidated Financial Statements.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our business continued to recover throughout the second quarter of 2021 as a result of ongoing improvements in the demand for and market prices of gasoline and diesel, with both factors near pre-pandemic levels since March 2021. In fact, we recently experienced demand for gasoline and diesel in excess of pre-pandemic levels, primarily in our U.S. Gulf Coast and U.S. Mid-Continent regions. Jet fuel demand also continued to improve throughout the second quarter of 2021, although at a slower pace than other products we produce relative to pre-pandemic levels. These ongoing improvements in demand and an associated increase in refining margins contributed to us reporting net income attributable to Valero stockholders of $162 million for the second quarter of 2021. This is the first quarterly period we have reported positive earnings since the early days of the pandemic.

Despite improved demand, refining margins have improved more slowly. The improvement in refining margins during the first six months of 2021 in the U.S., which is our largest market, has been slower primarily due to the effects of ample supply from international markets where demand recovery has been slower than in the U.S. The U.S. market for transportation fuels has attracted higher levels of this ample international supply due in part to supply disruptions in the U.S. that occurred during the first six months of 2021. In February 2021, the operations of many refineries in the U.S., including certain of our refineries, were temporarily disrupted due to the negative effects arising out of Winter Storm Uri. This contributed to a significant depletion of transportation fuel inventories throughout much of the country. Additionally, in May 2021, the Colonial Pipeline cybersecurity incident interrupted supply to much of the eastern U.S. for six days. As a result of both of these events, the U.S. market attracted higher levels of supply from international markets, which moderated price increases and associated refining margins in the U.S.

While we reported positive earnings for the second quarter of 2021, we generated a net loss attributable to Valero stockholders of $542 million for the first six months of 2021. The factor primarily impacting these results was a significant increase in the cost of electricity and natural gas at certain of our refineries and ethanol plants arising out of Winter Storm Uri. We incurred excess energy costs estimated at $579 million, or $467 million after taxes, in February 2021. Our results for the second quarter of 2021 and the first six months of 2021 are more fully discussed in “Second Quarter Results” and “First Six Months Results” below and in “RESULTS OF OPERATIONS” beginning on page 39.

Despite the lingering, but improving, impacts of the pandemic on our operations and the negative effects arising out of Winter Storm Uri on the energy costs at certain of our refineries and ethanol plants, our operations generated $2.0 billion of cash during the first six months of 2021. Almost half of that amount, however, was due to the receipt of our 2020 U.S. federal income tax refund of $962 million. In addition, we received proceeds of $270 million from the sale of a partial interest in MVP, made $1.1 billion in capital investments, and paid $801 million in dividends during the six-month period. As a result, our cash and cash equivalents increased by $259 million, from $3.3 billion as of December 31, 2020 to $3.6 billion as of June 30, 2021. We did not issue any debt or make any borrowings under our credit facilities (excluding the committed facilities of our VIEs) during the first six months of 2021, and we had $8.4 billion in liquidity as of June 30, 2021. The components of our liquidity, summary and description of our cash flows, and description of other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 59.

Second Quarter Results
For the second quarter of 2021, we reported net income attributable to Valero stockholders of $162 million compared to $1.3 billion for the second quarter of 2020. The decrease of $1.1 billion was primarily due to lower operating income of $1.3 billion, partially offset by lower income tax expense of $170 million. The decrease in operating income between the periods was largely due to the favorable impact from a $2.2 billion LCM inventory valuation adjustment in the second quarter of 2020, as described in Note 3 of Condensed Notes to Consolidated Financial Statements and in note (b) on page 55.

While our operating income decreased by $1.3 billion in the second quarter of 2021 compared to the second quarter of 2020, adjusted operating income increased by $977 million. Adjusted operating income excludes the adjustments reflected in the table in note (e) on page 58.

The $977 million increase in adjusted operating income was primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $744 million primarily due to higher gasoline and distillate margins and higher throughput volumes, partially offset by the higher costs of biofuel credits, lower discounts on crude oils, and higher operating expenses (excluding depreciation and amortization expense). This is more fully described on pages 43 and 44.

•Renewable diesel segment. Renewable diesel segment operating income increased by $119 million primarily due to higher renewable diesel prices, partially offset by higher feedstock costs and an unfavorable impact from commodity derivative instruments associated with our price risk management activities. This is more fully described on pages 44 and 45.

•Ethanol segment. Ethanol segment adjusted operating income also increased by $119 million primarily due to higher ethanol and corn related co-product prices and higher production volumes, partially offset by higher corn prices. This is more fully described on pages 45 and 46.

First Six Months Results
For the first six months of 2021, we reported a net loss attributable to Valero stockholders of $542 million compared to $598 million for the first six months of 2020. The improvement of $56 million was primarily due to a lower operating loss of $331 million, partially offset by higher income tax expense of $298 million. The decrease in the operating loss between the periods was largely due to a $294 million LCM inventory valuation adjustment in the first six months of 2020, which is described in Note 3 of Condensed Notes to Consolidated Financial Statements and in note (b) on page 55.

While our operating loss decreased by $331 million in the first six months of 2021 compared to the first six months of 2020, the adjusted operating loss decreased by $82 million. The adjusted operating loss excludes the adjustments reflected in the table in note (e) on page 58.

The $82 million decrease in the adjusted operating loss was primarily due to the following:

•Refining segment. Refining segment adjusted operating loss increased by $139 million primarily due to the higher costs of biofuel credits, estimated excess energy costs arising out of Winter Storm Uri, and lower discounts on crude oils and other feedstocks, partially offset by higher gasoline and distillate margins. This is more fully described on pages 51 and 52.

•Renewable diesel segment. Renewable diesel segment operating income increased by $124 million primarily due to higher renewable diesel prices, partially offset by higher feedstock costs and an unfavorable impact from commodity derivative instruments associated with our price risk management activities. This is more fully described on page 53.

•Ethanol segment. Ethanol segment adjusted operating income increased by $132 million primarily due to higher ethanol and corn related co-product prices and higher production volumes, partially offset by higher corn prices and estimated excess energy costs arising out of Winter Storm Uri. This is more fully described on pages 54 and 55.

Outlook
As previously discussed, many uncertainties remain with respect to the COVID-19 pandemic, and while it is difficult to predict the ultimate economic impacts that the pandemic may have on us and how quickly we will continue to recover as the pandemic subsides, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of 2021.

•Gasoline, jet fuel, and diesel prices are expected to continue to improve with industry-wide inventory levels returning to historical levels and continued recovery in product demand.

•Sour crude oil discounts are expected to continue to improve as OPEC production increases in response to any further growth in global oil demand.

•Renewable diesel margins are expected to moderate somewhat from the record high levels achieved in the second quarter of 2021.

•Ethanol margins are expected to decline from the levels achieved in the second quarter of 2021 as domestic inventory levels rise.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures in note (e) beginning on page 55, highlight our results of operations, our operating performance, and market reference prices and margins that directly impact our operations.

Second Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$25,968	$496	$1,284	$—	$27,748
Intersegment revenues	1	76	84	(161)	—
Total revenues	25,969	572	1,368	(161)	27,748
Cost of sales:
Cost of materials and other	24,000	281	1,130	(162)	25,249
Operating expenses (excluding depreciation and amortization expense reflected below)	1,064	31	119	—	1,214
Depreciation and amortization expense	544	12	20	—	576
Total cost of sales	25,608	324	1,269	(162)	27,039
Other operating expenses	12	—	—	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	176	176
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$349	$248	$99	$(187)	509
Other income, net (c)					102
Interest and debt expense, net of capitalized interest					(150)
Income before income tax expense					461
Income tax expense (d)					169
Net income					292
Less: Net income attributable to noncontrolling interests					130
Net income attributable to Valero Energy Corporation stockholders					$162
___________________
See note references on pages 55 through 58.

Second Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$9,615	$239	$543	$—	$10,397
Intersegment revenues	2	57	38	(97)	—
Total revenues	9,617	296	581	(97)	10,397
Cost of sales:
Cost of materials and other	8,539	135	501	(96)	9,079
LCM inventory valuation adjustment (b)	(2,137)	—	(111)	—	(2,248)
Operating expenses (excluding depreciation and amortization expense reflected below)	928	20	79	—	1,027
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	7,863	167	490	(96)	8,424
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	169	169
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,751	$129	$91	$(182)	1,789
Other income, net					27
Interest and debt expense, net of capitalized interest					(142)
Income before income tax expense					1,674
Income tax expense					339
Net income					1,335
Less: Net income attributable to noncontrolling interests					82
Net income attributable to Valero Energy Corporation stockholders					$1,253
___________________
See note references on pages 55 through 58.

Second Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended June 30,
	2021	2020	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$69.00	$33.22	$35.78
Brent less West Texas Intermediate (WTI) crude oil	2.91	5.42	(2.51)
Brent less Alaska North Slope (ANS) crude oil	0.56	2.85	(2.29)
Brent less Louisiana Light Sweet (LLS) crude oil	1.05	2.95	(1.90)
Brent less Argus Sour Crude Index (ASCI) crude oil	3.34	4.14	(0.80)
Brent less Maya crude oil	6.13	9.05	(2.92)
LLS crude oil	67.95	30.27	37.68
LLS less ASCI crude oil	2.29	1.19	1.10
LLS less Maya crude oil	5.08	6.10	(1.02)
WTI crude oil	66.09	27.80	38.29

Natural gas (dollars per million British Thermal Units (MMBtu))	2.93	1.65	1.28

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	14.43	0.51	13.92
Ultra-low-sulfur (ULS) diesel less Brent	12.99	4.89	8.10
Propylene less Brent	(20.41)	(12.71)	(7.70)
CBOB gasoline less LLS	15.48	3.46	12.02
ULS diesel less LLS	14.04	7.84	6.20
Propylene less LLS	(19.36)	(9.76)	(9.60)
U.S. Mid-Continent:
CBOB gasoline less WTI	19.93	6.19	13.74
ULS diesel less WTI	18.42	11.38	7.04
North Atlantic:
CBOB gasoline less Brent	17.37	3.03	14.34
ULS diesel less Brent	15.07	6.94	8.13
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	27.18	9.43	17.75
California Air Resources Board (CARB) diesel less ANS	15.28	10.36	4.92
CARBOB 87 gasoline less WTI	29.53	12.00	17.53
CARB diesel less WTI	17.63	12.93	4.70

Second Quarter Results -
Average Market Reference Prices and Differentials, (continued)

	Three Months Ended June 30,
	2021	2020	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.00	$0.97	$1.03
Biodiesel RIN (dollars per RIN)	1.71	0.54	1.17
California Low-Carbon Fuel Standard (dollars per metric ton)	184.82	201.01	(16.19)
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.63	0.27	0.36

Ethanol
CBOT corn (dollars per bushel)	6.58	3.23	3.35
New York Harbor ethanol (dollars per gallon)	2.38	1.17	1.21

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the second quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 39 and 40, unless otherwise noted.

	Three Months Ended June 30,
	2021	2020	Change
Revenues	$27,748	$10,397	$17,351
Cost of sales (see note (b) on page 55)	27,039	8,424	18,615
LCM inventory valuation adjustment (see note (b) on page 55)	—	(2,248)	2,248
Operating income	509	1,789	(1,280)
Adjusted operating income (loss) (see note (e) on page 58)	521	(456)	977
Other income, net (see note (c) on page 55)	102	27	75
Income tax expense (see note (d) on page 55)	169	339	(170)
Net income attributable to noncontrolling interests	130	82	48

Revenues increased by $17.4 billion in the second quarter of 2021 compared to the second quarter of 2020 primarily due to increases in refined petroleum product prices, as well as an increase in the volume of refined petroleum products sold by our refining segment. This increase in revenues was more than offset by an increase in cost of sales of $18.6 billion, which resulted in a $1.3 billion decrease in operating income, from $1.8 billion in the second quarter of 2020 to $509 million in the second quarter of 2021. The decrease in operating income was primarily due to the favorable effect on cost of sales in the second quarter of 2020 from a $2.2 billion LCM inventory valuation adjustment, which is described in Note 3 of Condensed Notes to Consolidated Financial Statements and in note (b) on page 55.

Adjusted operating income increased by $977 million, from an adjusted operating loss of $456 million in the second quarter of 2020 to adjusted operating income of $521 million in the second quarter of 2021. The components of this increase in adjusted operating income are discussed by segment in the segment analysis that follows.

“Other income, net” increased by $75 million in the second quarter of 2021 compared to the second quarter of 2020 primarily due to the gain on the sale of a 24.99 percent membership interest in MVP of $62 million, partially offset by an asset impairment loss of $24 million resulting from the cancellation of a pipeline extension project by our unconsolidated joint venture, Diamond Pipeline LLC. These matters are more fully discussed in note (c) on page 55.

Income tax expense decreased by $170 million in the second quarter of 2021 compared to the second quarter of 2020 primarily as a result of lower income before income tax expense. Our effective tax rate was 37 percent for the second quarter of 2021 compared to 20 percent for the second quarter of 2020. The effective tax rate for the second quarter of 2021 was impacted by a $64 million charge associated with a net increase in our deferred tax liabilities resulting from a change in certain statutory tax rates, as discussed in note (d) on page 55. The effective tax rate for the second quarter of 2020 was impacted by the U.S. federal tax NOL for 2020, which was carried back to 2015 when the U.S. statutory rate was 35 percent. See Note 8 of Condensed Notes to Consolidated Financial Statements for additional information on these tax matters.

Net income attributable to noncontrolling interests increased by $48 million in the second quarter of 2021 compared to the second quarter of 2020 primarily due to higher earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the second quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 39 and 40, respectively, unless otherwise noted.

	Three Months Ended June 30,
	2021	2020	Change
Operating income	$349	$1,751	$(1,402)
Adjusted operating income (loss) (see note (e) on page 57)	361	(383)	744

Refining margin (see note (e) on page 56)	$1,969	$1,078	$891
Operating expenses (excluding depreciation and amortization expense reflected below)	1,064	928	136
Depreciation and amortization expense	544	533	11

Throughput volumes (thousand barrels per day) (see note (f) on page 58)	2,835	2,321	514
Refining segment operating income decreased by $1.4 billion in the second quarter of 2021; however refining segment adjusted operating income, which excludes the adjustments in the table in note (e) on page 57, increased by $744 million in the second quarter of 2021 compared to the second quarter of 2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $891 million in the second quarter of 2021 compared to the second quarter of 2020.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks that we process. The table on page 41 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the second quarter of 2021 compared to the second quarter of 2020.

The increase in refining segment margin was primarily due to the following:

◦An increase in gasoline margins had a favorable impact of approximately $1.1 billion.

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $439 million.

◦An increase in throughput volumes of 514,000 barrels per day had a favorable impact of approximately $239 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on page 36, the impacts of the COVID-19 pandemic have continued to subside so far in 2021. As a result, we have increased production of most of our products at our refineries to align with improvements in demand to near pre-pandemic levels.

◦An increase in the cost of biofuel credits (primarily RINs in the U.S.) had an unfavorable impact of $499 million. See Note 13 of Condensed Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance programs.

◦Lower discounts on crude oils had an unfavorable impact of approximately $492 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $136 million primarily due to higher natural gas and electricity costs of $66 million, higher chemical and catalyst costs of $28 million, and an increase in certain employee compensation expenses of $19 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the second quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 39 and 40, respectively, unless otherwise noted.

	Three Months Ended June 30,
	2021	2020	Change
Operating income	$248	$129	$119

Renewable diesel margin (see note (e) on page 56)	$291	$161	$130
Operating expenses (excluding depreciation and amortization expense reflected below)	31	20	11
Depreciation and amortization expense	12	12	—

Sales volumes (thousand gallons per day) (see note (f) on page 58)	923	795	128

Renewable diesel segment operating income increased by $119 million in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily due to higher renewable diesel segment margin.

Renewable diesel segment margin increased by $130 million in the second quarter of 2021 compared to the second quarter of 2020. Renewable diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 42 reflects market reference prices that we believe had a material impact on the change in our renewable diesel segment margin in the second quarter of 2021 compared to the second quarter of 2020.

The increase in renewable diesel segment margin was primarily due to the following:

•Higher renewable diesel prices had a favorable impact of approximately $258 million.

•An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $107 million.

•Price risk management activities had an unfavorable impact of $30 million. We recognized a hedge loss of $11 million in the second quarter of 2021 compared to a hedge gain of $19 million in the second quarter of 2020.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the second quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 39 and 40, respectively, unless otherwise noted.

	Three Months Ended June 30,
	2021	2020	Change
Operating income	$99	$91	$8
Adjusted operating income (loss) (see note (e) on page 57)	99	(20)	119

Ethanol margin (see note (e) on page 57)	$238	$80	$158
Operating expenses (excluding depreciation and amortization expense reflected below)	119	79	40
Depreciation and amortization expenses	20	21	(1)

Production volumes (thousand gallons per day) (see note (f) on page 58)	4,203	2,316	1,887

Ethanol segment operating income increased by $8 million in the second quarter of 2021; however, ethanol segment adjusted operating income, which excludes the adjustment in the table in note (e) on page 57, increased by $119 million in the second quarter of 2021 compared to the second quarter of 2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $158 million in the second quarter of 2021 compared to the second quarter of 2020.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 42 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the second quarter of 2021 compared to the second quarter of 2020.

The increase in ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $242 million.

◦An increase in production volumes of 1.9 million gallons per day had a favorable impact of approximately $113 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on page 36, the impacts of the COVID-19 pandemic have continued to subside so far in 2021. As a result, we have increased the aggregate production of ethanol across our plants to align with improvements in demand to near pre-pandemic levels.

◦Higher prices on the co-products that we produce, primarily distillers grains, had a favorable impact of approximately $56 million.

◦Higher corn prices had an unfavorable impact of approximately $253 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $40 million primarily due to higher natural gas and electricity costs of $24 million and higher chemical and catalyst costs of $15 million.

First Six Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$45,437	$848	$2,269	$—	$48,554
Intersegment revenues	4	155	144	(303)	—
Total revenues	45,441	1,003	2,413	(303)	48,554
Cost of sales:
Cost of materials and other (a)	42,022	468	2,054	(303)	44,241
Operating expenses (excluding depreciation and amortization expense reflected below) (a)	2,535	60	275	—	2,870
Depreciation and amortization expense	1,077	24	41	—	1,142
Total cost of sales	45,634	552	2,370	(303)	48,253
Other operating expenses	50	—	—	—	50
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	384	384
Depreciation and amortization expense	—	—	—	24	24
Operating income (loss) by segment	$(243)	$451	$43	$(408)	(157)
Other income, net (c)					147
Interest and debt expense, net of capitalized interest					(299)
Loss before income tax expense					(309)
Income tax expense (d)					21
Net loss					(330)
Less: Net income attributable to noncontrolling interests					212
Net loss attributable to Valero Energy Corporation stockholders					$(542)
________________________
See note references on pages 55 through 58.

First Six Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$30,600	$545	$1,354	$—	$32,499
Intersegment revenues	4	110	102	(216)	—
Total revenues	30,604	655	1,456	(216)	32,499
Cost of sales:
Cost of materials and other	27,666	265	1,314	(214)	29,031
LCM inventory valuation adjustment (b)	277	—	17	—	294
Operating expenses (excluding depreciation and amortization expense reflected below)	1,923	40	188	—	2,151
Depreciation and amortization expense	1,069	23	43	—	1,135
Total cost of sales	30,935	328	1,562	(214)	32,611
Other operating expenses	5	—	—	—	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	346	346
Depreciation and amortization expense	—	—	—	25	25
Operating income (loss) by segment	$(336)	$327	$(106)	$(373)	(488)
Other income, net					59
Interest and debt expense, net of capitalized interest					(267)
Loss before income tax benefit					(696)
Income tax benefit					(277)
Net loss					(419)
Less: Net income attributable to noncontrolling interests					179
Net loss attributable to Valero Energy Corporation stockholders					$(598)
________________________
See note references on pages 55 through 58.

First Six Months Results -
Average Market Reference Prices and Differentials

	Six Months Ended June 30,
	2021	2020	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$65.05	$42.06	$22.99
Brent less WTI crude oil	3.09	5.17	(2.08)
Brent less ANS crude oil	0.45	1.18	(0.73)
Brent less LLS crude oil	1.08	2.85	(1.77)
Brent less ASCI crude oil	3.17	4.58	(1.41)
Brent less Maya crude oil	5.42	9.40	(3.98)
LLS crude oil	63.97	39.21	24.76
LLS less ASCI crude oil	2.09	1.73	0.36
LLS less Maya crude oil	4.34	6.55	(2.21)
WTI crude oil	61.96	36.89	25.07

Natural gas (dollars per MMBtu)	11.30	1.74	9.56

Product margins (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	12.28	1.44	10.84
ULS diesel less Brent	11.59	8.08	3.51
Propylene less Brent	(0.96)	(16.88)	15.92
CBOB gasoline less LLS	13.36	4.29	9.07
ULS diesel less LLS	12.67	10.93	1.74
Propylene less LLS	0.12	(14.03)	14.15
U.S. Mid-Continent:
CBOB gasoline less WTI	17.38	6.94	10.44
ULS diesel less WTI	17.82	14.35	3.47
North Atlantic:
CBOB gasoline less Brent	14.47	3.66	10.81
ULS diesel less Brent	13.48	10.62	2.86
U.S. West Coast:
CARBOB 87 gasoline less ANS	20.87	8.63	12.24
CARB diesel less ANS	14.71	13.79	0.92
CARBOB 87 gasoline less WTI	23.51	12.62	10.89
CARB diesel less WTI	17.35	17.78	(0.43)

First Six Months Results -
Average Market Reference Prices and Differentials, (continued)

	Six Months Ended June 30,
	2021	2020	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$1.87	$1.26	$0.61
Biodiesel RIN (dollars per RIN)	1.44	0.50	0.94
California Low-Carbon Fuel Standard (dollars per metric ton)	190.06	203.52	(13.46)
CBOT soybean oil (dollars per pound)	0.56	0.29	0.27

Ethanol
CBOT corn (dollars per bushel)	5.98	3.49	2.49
New York Harbor ethanol (dollars per gallon)	2.08	1.25	0.83

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first six months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 47 and 48, unless otherwise noted.

	Six Months Ended June 30,
	2021	2020	Change
Revenues	$48,554	$32,499	$16,055
Cost of materials and other (see note (a) on page 55)	44,241	29,031	15,210
LCM inventory valuation adjustment (see note (b) on page 55)	—	294	(294)
Operating expenses (excluding depreciation and amortization expense) (see note (a) on page 55)	2,870	2,151	719
General and administrative expenses (excluding depreciation and amortization expense)	384	346	38
Operating loss	(157)	(488)	331
Adjusted operating loss (see note (e) on page 58)	(107)	(189)	82
Other income, net (see note (c) on page 55)	147	59	88
Interest and debt expense, net of capitalized interest	(299)	(267)	(32)
Income tax expense (benefit) (see note (d) on page 55)	21	(277)	298
Net income attributable to noncontrolling interests	212	179	33

Revenues increased by $16.1 billion in the first six months of 2021 compared to the first six months of 2020 primarily due to increases in refined petroleum product prices associated with sales made by our refining segment. This increase in revenues, along with the effect of the $294 million LCM inventory valuation adjustment in the first six months of 2020, was partially offset by an increase in cost of materials and other of $15.2 billion primarily due to increases in crude oil and other feedstock costs, higher operating expenses (excluding depreciation and amortization expense) of $719 million primarily due to estimated excess energy costs of $532 million arising out of Winter Storm Uri, and an increase in general and administrative expenses (excluding depreciation and amortization expense) of $38 million due to an increase in certain employee compensation expenses of $23 million and higher advertising expenses of $15 million. These changes resulted in a $331 million decrease in our operating loss, from an operating loss of $488 million in the first six months of 2020 to an operating loss of $157 million in the first six months of 2021.
The adjusted operating loss decreased by $82 million, from an adjusted operating loss of $189 million in the first six months of 2020 to an adjusted operating loss of $107 million in the first six months of 2021. The components of this $82 million decrease in the adjusted operating loss are discussed by segment in the segment analyses that follow.

“Other income, net” increased by $88 million in the first six months of 2021 compared to the first six months of 2020 primarily due to the gain on the sale of a 24.99 percent membership interest in MVP of $62 million, partially offset by an asset impairment loss of $24 million resulting from the cancellation of a pipeline extension project by our unconsolidated joint venture, Diamond Pipeline LLC. These matters are more fully described in note (c) on page 55.

“Interest and debt expense, net of capitalized interest” increased by $32 million in the first six months of 2021 compared to the first six months of 2020 primarily due to interest expense associated with public debt offerings in 2020.

Income tax expense increased by $298 million in the first six months of 2021 compared to the first six months of 2020 primarily as a result of a lower loss before income tax expense (benefit). In addition, the increase in income tax expense was impacted by a $64 million charge in the first six months of 2021 associated with a net increase in our deferred tax liabilities resulting from a change in certain statutory tax rates, as discussed in note (d) on page 55, as well as the effect of a benefit in the first six months of 2020 of $117 million associated with the U.S. federal tax NOL for 2020, which was carried back to 2015 when the U.S. federal statutory rate was 35 percent. See Note 8 of Condensed Notes to Consolidated Financial Statements for additional information on these tax matters.

Net income attributable to noncontrolling interests increased by $33 million in the first six months of 2021 compared to the first six months of 2020 primarily due to higher earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the first six months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 47 and 48, respectively, unless otherwise noted.

	Six Months Ended June 30,
	2021	2020	Change
Operating loss	$(243)	$(336)	$93
Adjusted operating loss (see note (e) on page 57)	(193)	(54)	(139)

Refining margin (see note (e) on page 56)	$3,419	$2,938	$481
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a) on page 55)	2,535	1,923	612
Depreciation and amortization expense	1,077	1,069	8

Throughput volumes (thousand barrels per day) (see note (f) on page 58)	2,624	2,573	51

The refining segment operating loss decreased by $93 million in the first six months of 2021; however, the refining segment adjusted operating loss, which excludes the adjustments in the table in note (e) on page 57, increased by $139 million in the first six months of 2021 compared to the first six months of 2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $481 million in the first six months of 2021 compared to the first six months of 2020.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks that we process. The table on page 49 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the first six months of 2021 compared to the first six months of 2020.

The increase in refining segment margin was primarily due to the following:

◦An increase in gasoline margins had a favorable impact of approximately $1.7 billion.
◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $269 million.
◦An increase in the cost of biofuel credits (primarily RINs in the U.S.) had an unfavorable impact of $747 million. See Note 13 of Condensed Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance programs.
◦Lower discounts on crude oils had an unfavorable impact of approximately $460 million.
◦Lower discounts on feedstocks other than crude oils had an unfavorable impact of approximately $227 million.
◦Estimated excess energy costs arising out of Winter Storm Uri had an unfavorable impact of $47 million (see note (a) on page 55).
•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $612 million primarily due to estimated excess energy costs arising out of Winter Storm Uri of $478 million (see note (a) on page 55).

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the first six months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 47 and 48, respectively, unless otherwise noted.

	Six Months Ended June 30,
	2021	2020	Change
Operating income	$451	$327	$124

Renewable diesel margin (see note (e) on page 56)	$535	$390	$145
Operating expenses (excluding depreciation and amortization expense reflected below)	60	40	20
Depreciation and amortization expense	24	23	1

Sales volumes (thousand gallons per day) (see note (f) on page 58)	895	831	64

Renewable diesel segment operating income increased by $124 million in the first six months of 2021. This increase was primarily due to higher renewable diesel segment margin.

Renewable diesel segment margin increased by $145 million in the first six months of 2021 compared to the first six months of 2020. Renewable diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 50 reflects market reference prices that we believe had a material impact on the change in our renewable diesel segment margin in the first six months of 2021 compared to the first six months of 2020.

The increase in renewable diesel segment margin was primarily due to the following:

•Higher renewable diesel prices had a favorable impact of approximately $377 million.

•An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $152 million.

•Price risk management activities had an unfavorable impact of $79 million. We recognized a hedge loss of $34 million in the first six months of 2021 compared to a hedge gain of $45 million in the first six months of 2020.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the first six months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 47 and 48, respectively, unless otherwise noted.

	Six Months Ended June 30,
	2021	2020	Change
Operating income (loss)	$43	$(106)	$149
Adjusted operating income (loss) (see note (e) on page 57)	43	(89)	132

Ethanol margin (see note (e) on page 57)	$359	$142	$217
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a) on page 55)	275	188	87
Depreciation and amortization expense	41	43	(2)

Production volumes (thousand gallons per day) (see note (f) on page 58)	3,884	3,210	674

Ethanol segment operating income increased by $149 million in the first six months of 2021; however, ethanol segment adjusted operating income, which excludes the adjustment in the table in note (e) on page 57, increased by $132 million in the first six months of 2021 compared to the first six months of 2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $217 million in the first six months of 2021 compared to the first six months of 2020.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 50 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the first six months of 2021 compared to the first six months of 2020.

The increase in ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $490 million.

◦Higher prices on the co-products that we produce, primarily distillers grains, had a favorable impact of approximately $152 million.

◦An increase in production volumes of 674,000 gallons per day had a favorable impact of approximately $64 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on page 36, the impacts of the COVID-19 pandemic have continued to subside so far in 2021. As a result, we have increased the aggregate production of ethanol across our plants to align with improvements in demand to near pre-pandemic levels.
◦Higher corn prices had an unfavorable impact of approximately $489 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $87 million primarily due to estimated excess energy costs arising out of Winter Storm Uri of $54 million (see note (a) on page 55) and higher chemical and catalyst costs of $9 million.
________________________
The following notes relate to references on pages 35 through 55.

(a)In mid-February 2021, many of our refineries and plants were impacted to varying extents by the severe cold, utility disruptions, and higher energy costs arising out of Winter Storm Uri. The higher energy costs resulted from an increase in the prices of natural gas and electricity that significantly exceeded rates that we consider normal, such as the average rates we incurred the month preceding the storm. As a result, our operating loss for the six months ended June 30, 2021 includes estimated excess energy costs of $579 million.

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

(c)On April 19, 2021, we sold a 24.99 percent membership interest in MVP for $270 million. “Other income, net” for the three and six months ended June 30, 2021 includes a gain on the sale of $62 million.

“Other income, net” for the three and six months ended June 30, 2021 also includes a $24 million charge representing our portion of the asset impairment loss recognized by Diamond Pipeline LLC, an unconsolidated joint venture with a subsidiary of Plains All American Pipeline, L.P., resulting from the joint venture’s cancellation of its pipeline extension project.

(d)During the three months ended June 30, 2021, a change in certain statutory tax rates (primarily an increase in the U.K. rate from 19 percent to 25 percent effective in 2023) resulted in the remeasurement of our deferred tax liabilities. Under U.S. GAAP, we are required to recognize the effect of a change in tax law in the period of enactment. As a result, we recognized income tax expense of $64 million during the three and six months ended June 30, 2021, which represents the net increase in our deferred tax liabilities resulting from the change in the tax rates.

(e)We use certain financial measures (as noted below) that are not defined under U.S. GAAP and are considered to be non-GAAP measures.

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

Non-GAAP measures are as follows:

◦Refining margin is defined as refining segment operating income (loss) excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of refining operating income (loss) to refining margin
Refining operating income (loss)	$349	$1,751	$(243)	$(336)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	(2,137)	—	277
Operating expenses (excluding depreciation and amortization expense) (see note (a))	1,064	928	2,535	1,923
Depreciation and amortization expense	544	533	1,077	1,069
Other operating expenses	12	3	50	5
Refining margin	$1,969	$1,078	$3,419	$2,938

◦Renewable diesel margin is defined as renewable diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of renewable diesel operating income to renewable diesel margin
Renewable diesel operating income	$248	$129	$451	$327
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	31	20	60	40
Depreciation and amortization expense	12	12	24	23
Renewable diesel margin	$291	$161	$535	$390

◦Ethanol margin is defined as ethanol segment operating income (loss) excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of ethanol operating income (loss) to ethanol margin
Ethanol operating income (loss)	$99	$91	$43	$(106)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	(111)	—	17
Operating expenses (excluding depreciation and amortization expense) (see note (a))	119	79	275	188
Depreciation and amortization expense	20	21	41	43
Ethanol margin	$238	$80	$359	$142

◦Adjusted refining operating income (loss) is defined as refining segment operating income (loss) excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of refining operating income (loss) to adjusted refining operating income (loss)
Refining operating income (loss)	$349	$1,751	$(243)	$(336)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	(2,137)	—	277
Other operating expenses	12	3	50	5
Adjusted refining operating income (loss)	$361	$(383)	$(193)	$(54)

◦Adjusted ethanol operating income (loss) is defined as ethanol segment operating income (loss) excluding the LCM inventory valuation adjustment, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of ethanol operating income (loss) to adjusted ethanol operating income (loss)
Ethanol operating income (loss)	$99	$91	$43	$(106)
Adjustment:
LCM inventory valuation adjustment (see note (b))	—	(111)	—	17
Adjusted ethanol operating income (loss)	$99	$(20)	$43	$(89)

◦Adjusted operating income (loss) is defined as total company operating income (loss) excluding the LCM inventory valuation adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of total company operating income (loss) to adjusted operating income (loss)
Total company operating income (loss)	$509	$1,789	$(157)	$(488)
Adjustments:
LCM inventory valuation adjustment (see note (b))	—	(2,248)	—	294
Other operating expenses	12	3	50	5
Adjusted operating income (loss)	$521	$(456)	$(107)	$(189)

(f)We use throughput volumes, sales volumes, and production volumes for the refining segment, renewable diesel segment, and ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Overview
During the six months ended June 30, 2021, our liquidity was positively impacted by the cash generated by our operations despite lingering negative impacts of the COVID-19 pandemic and the negative effects arising out of Winter Storm Uri on energy costs at certain of our refineries and ethanol plants during mid-February 2021, as described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update.”

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

Our Liquidity
Our liquidity consisted of the following as of June 30, 2021 (in millions):

Available capacity from committed facilities (a):
Valero Revolver	$3,846
Canadian Revolver (b)	117
Accounts receivable sales facility	1,000
Letter of credit facility	50
Total available capacity	5,013
Cash and cash equivalents (c)	3,360
Total liquidity	$8,373
________________________
(a)Excludes the committed facilities of our VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 4 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of June 30, 2021 in Canadian dollars was C$145 million.
(c)Excludes $212 million of cash and cash equivalents related to our VIEs that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 4 of Condensed Notes to Consolidated Financial Statements.

In July 2021, we extended the maturity date of our accounts receivable sales facility to July 2022 and increased the facility amount from $1.0 billion to $1.3 billion. As of July 28, 2021, we had no borrowings on this facility.

Cash Flows
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in):
Operating activities	$1,956	$687
Investing activities	(836)	(1,339)
Financing activities:
Borrowings	16	1,962
Other financing activities	(882)	(1,527)
Financing activities	(866)	435
Effect of foreign exchange rate changes on cash	5	(47)
Net increase (decrease) in cash and cash equivalents	$259	$(264)

Cash Flows for the Six Months Ended June 30, 2021
In the first six months of 2021, we used $2.0 billion of cash generated by our operations to make $836 million of investments in our business, fund $882 million of other financing activities, and increase our available cash on hand by $259 million.

As previously noted, our operations generated $2.0 billion of cash in the first six months of 2021, driven primarily by a positive change in working capital of $1.3 billion and noncash charges to income of $968 million, partially offset by increased energy costs at certain of our refineries and ethanol plants due to effects arising out of Winter Storm Uri, as described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update.” Noncash charges included $1.2 billion of depreciation and amortization expense, partially offset by a $136 million deferred income tax benefit and a $62 million gain on the sale of a partial interest in MVP, as described in Note 6 of Condensed Notes to Consolidated Financial Statements. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net loss.

Our investing activities of $836 million consisted of $1.1 billion in capital investments, as defined below, of which $399 million related to self-funded capital investments by DGD, and $35 million was related to capital expenditures of VIEs other than DGD. These activities were partially offset by $270 million received from the sale of a partial interest in MVP, as described in Note 6 of Condensed Notes to Consolidated Financial Statements.

Other financing activities of $882 million consisted primarily of $801 million in dividend payments, $63 million of payments of debt and finance lease obligations, and $15 million for the purchase of common stock for treasury in connection with stock-based compensation plans.

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

As previously noted, our operations generated $687 million of cash in the first six months of 2020, which resulted from noncash charges to income of $1.7 billion, partially offset by an unfavorable change in working capital of $478 million. Noncash charges included $1.2 billion of depreciation and amortization expense, $294 million related to the LCM inventory valuation adjustment, and $223 million of deferred income tax expense. The change in working capital was affected primarily by a $1.3 billion use of cash1 resulting from the rapid decline in market prices of refined petroleum products and crude oil as a result of the negative economic effects of the COVID-19 pandemic that impacted our receivables and accounts payable, partially offset by a $1.1 billion source of cash driven by a reduction in inventory levels on hand. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of our net loss.

Our investing activities of $1.3 billion consisted of $1.4 billion in capital investments, as defined below, of which $187 million related to self-funded capital investments by DGD, and $143 million was related to capital expenditures of VIEs other than DGD.

Other financing activities of $1.5 billion consisted primarily of $801 million in dividend payments, $432 million of payments of debt and finance lease obligations, $147 million for the purchase of common stock for treasury, and $127 million to pay distributions to noncontrolling interests.

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

Capital investments attributable to Valero should not be considered as an alternative to capital investments, its most comparable U.S. GAAP measure, nor should it be considered in isolation or as a substitute for an analysis of our cash flows as reported under U.S. GAAP. In addition, this non-GAAP
1 Represents the net cash flow change in “receivables, net” of $4.1 billion and accounts payable of $5.4 billion during the six months ended June 30, 2020, as described in Note 11 of Condensed Notes to Consolidated Financial Statements.

measure may not be comparable to similarly titled measures used by other companies because we may define it differently, which may diminish its utility.

	Six Months Ended June 30,
	2021	2020
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$261	$555
Capital expenditures of VIEs:
DGD	398	177
Other VIEs	35	143
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	426	437
Deferred turnaround and catalyst cost expenditures of DGD	1	10
Investments in unconsolidated joint ventures	9	29
Capital investments	1,130	1,351
Adjustments:
DGD’s capital investments attributable to our joint venture partner	(199)	(94)
Capital expenditures of other VIEs	(35)	(143)
Capital investments attributable to Valero	$896	$1,114

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
We have publicly announced GHG emissions reduction/offset targets for 2025 and 2035. We believe that our expected allocation of growth capital into lower-carbon projects is consistent with such targets. Certain of these lower-carbon projects are already in execution and the associated capital investments are included in our expected capital investments for 2021 discussed above. Our capital investments in future years to achieve these targets are expected to include investments associated with certain lower-carbon projects currently at various stages of progress, evaluation, or approval.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
As of June 30, 2021, we had $1.4 billion available for purchase under our stock purchase program, which has no expiration date. We have not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under this program.

Pension Plan Funding
As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we plan to contribute approximately $128 million to our pension plans and $22 million to our other postretirement benefit plans during 2021.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, GHG emissions, and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our refineries or plants could require material additional expenditures to comply with environmental laws and regulations. See Note 13 of Condensed Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance program and related costs.

Tax Matters
We deferred approximately $250 million of value-added and motor fuel tax payments that were due in 2020 as permitted by various taxing authorities to help companies address the negative impacts of the COVID-19 pandemic. Of this amount, approximately 90 percent will be paid in 2021 and 10 percent in 2022. During the first six months of 2021, we paid approximately $30 million of these tax payments.

Cash Held by Our International Subsidiaries
As of June 30, 2021, $2.1 billion of our cash and cash equivalents was held by our international subsidiaries. Cash held by our international subsidiaries can be repatriated to us without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain international jurisdictions and U.S. state income taxes. Therefore, there is a cost to repatriate cash held by certain of our international subsidiaries to us, but we believe that such amount is not material to our financial position or liquidity.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions, including the uncertainties concerning the COVID-19 pandemic and volatility in the global oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable.

Contractual Obligations
As of June 30, 2021, our contractual obligations included debt, finance lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. In the ordinary course of business, we had debt-related activities during the six months ended June 30, 2021, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2021.

Our 4.0 percent Gulf Opportunity Zone Revenue Bonds Series 2010 (GO Zone Bonds), which total $300 million, are due December 1, 2040, but are subject to mandatory tender on June 1, 2022, (the Mandatory Tender Date), at a price equal to par plus accrued and unpaid interest up to, but excluding, the Mandatory Tender Date. However, under the terms of the indenture governing the GO Zone Bonds, effective on or after the Mandatory Tender Date, we have the option to change the current interest rate and interest period duration of the bonds through the remarketing of such bonds for new proceeds. We cannot provide any assurance as to when, if ever, we may elect to remarket the GO Zone Bonds, and any

GO Zone Bonds not remarketed effective as of the Mandatory Tender Date could be held for our own account for potential remarketing or cancellation prior to the 2040 maturity date.

As of June 30, 2021, the GO Zone Bonds are reflected in current portion of debt and finance lease obligations on the balance sheet.
CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of June 30, 2021, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2020 was filed.

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

As of June 30, 2021 and December 31, 2020, the amount of gain or loss that would have resulted from a 10 percent increase or decrease in the underlying price for all of our commodity derivative instruments entered into for purposes other than trading with which we have market risk was not material. See Note 13 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of June 30, 2021.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits when prices are deemed favorable. As of June 30, 2021 and December 31, 2020, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

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

	June 30, 2021 (a)
	Expected Maturity Dates
	Remainder of 2021 (b)	2022 (c)	2023	2024	2025	There- after	Total	Fair Value
Fixed rate	$—	$300	$850	$925	$1,650	$8,174	$11,899	$14,006
Average interest rate	—%	4.0%	2.7%	1.2%	3.1%	5.1%	4.4%
Floating rate (d)	$617	$6	$595	$—	$—	$—	$1,218	$1,218
Average interest rate	3.5%	3.9%	1.4%	—%	—%	—%	2.5%

	December 31, 2020 (a)
	Expected Maturity Dates
	2021 (b)	2022 (c)	2023	2024	2025	There- after	Total	Fair Value
Fixed rate	$—	$300	$850	$925	$1,650	$8,174	$11,899	$13,899
Average interest rate	—%	4.0%	2.7%	1.2%	3.1%	5.1%	4.4%
Floating rate (d)	$603	$6	$595	$—	$—	$—	$1,204	$1,204
Average interest rate	3.9%	3.0%	1.4%	—%	—%	—%	2.7%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
(b)As of June 30, 2021 and December 31, 2020, our floating rate debt includes $614 million and $598 million, respectively, associated with borrowings under the IEnova Revolver for the construction of terminals in Mexico by Central Mexico Terminals. The IEnova Revolver is only available to the operations of Central Mexico Terminals, and the creditors of Central Mexico Terminals do not have recourse against us.
(c)See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Other Matters Impacting Liquidity and Capital Resources—Contractual Obligations” for a discussion of the Mandatory Tender Date and maturity date of our GO Zone Bonds.
(d)As of June 30, 2021 and December 31, 2020, we had an interest rate swap associated with $29 million and $31 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

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

	Receive USD/ Pay CAD	Receive USD/ Pay GBP	Receive CAD/ Pay USD
June 30, 2021
Contract amount	$281	$364	$1,800
Weighted-average contractual exchange rate	0.81829	1.39555	0.80993
Fair value asset (liability)	$4	$4	$(9)

December 31, 2020
Contract amount	$228	$97	$1,600
Weighted-average contractual exchange rate	0.78205	1.34454	0.78492
Fair value liability	$(1)	$(1)	$(2)

See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 4.     CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2021.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2020 or in our quarterly report on Form 10-Q for the quarter ended March 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Unregistered Sales of Equity Securities. Not applicable.

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2021	26	$72.37	26	—	$1.4 billion
May 2021	3,237	$76.05	3,237	—	$1.4 billion
June 2021	3,809	$80.34	3,809	—	$1.4 billion
Total	7,072	$78.35	7,072	—	$1.4 billion
________________________
(a)The shares reported in this column represent purchases settled in the second quarter of 2021 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock (the 2018 Program), with no expiration date. As of June 30, 2021, we had $1.4 billion remaining available for purchase under the 2018 Program. We have not purchased any shares of our common stock under the 2018 Program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under the 2018 Program.

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
Date: July 29, 2021