Form 10-Q
period 2021-09-30
VALERO ENERGY CORP/TX
filed 2021-10-27
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 22, 2021 was 408,835,615.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,498	$3,313
Receivables, net	8,627	6,109
Inventories	6,227	6,038
Prepaid expenses and other	438	384
Total current assets	18,790	15,844
Property, plant, and equipment, at cost	48,235	46,967
Accumulated depreciation	(17,795)	(16,578)
Property, plant, and equipment, net	30,440	30,389
Deferred charges and other assets, net	5,461	5,541
Total assets	$54,691	$51,774
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,162	$723
Accounts payable	9,820	6,082
Accrued expenses	1,539	994
Taxes other than income taxes payable	1,548	1,372
Income taxes payable	244	112
Total current liabilities	14,313	9,283
Debt and finance lease obligations, less current portion	13,071	13,954
Deferred income tax liabilities	5,110	5,275
Other long-term liabilities	3,608	3,620
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,830	6,814
Treasury stock, at cost; 264,680,113 and 265,096,171 common shares	(15,696)	(15,719)
Retained earnings	27,673	28,953
Accumulated other comprehensive loss	(1,338)	(1,254)
Total Valero Energy Corporation stockholders’ equity	17,476	18,801
Noncontrolling interests	1,113	841
Total equity	18,589	19,642
Total liabilities and equity	$54,691	$51,774
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues (a)	$29,520	$15,809	$78,074	$48,308
Cost of sales:
Cost of materials and other	26,624	14,801	70,865	43,832
Lower of cost or market (LCM) inventory valuation adjustment	—	(313)	—	(19)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,348	1,117	4,218	3,268
Depreciation and amortization expense	630	602	1,772	1,737
Total cost of sales	28,602	16,207	76,855	48,818
Other operating expenses	19	25	69	30
General and administrative expenses (excluding depreciation and amortization expense reflected below)	195	186	579	532
Depreciation and amortization expense	11	12	35	37
Operating income (loss)	693	(621)	536	(1,109)
Other income, net	32	48	179	107
Interest and debt expense, net of capitalized interest	(152)	(143)	(451)	(410)
Income (loss) before income tax expense (benefit)	573	(716)	264	(1,412)
Income tax expense (benefit)	65	(337)	86	(614)
Net income (loss)	508	(379)	178	(798)
Less: Net income attributable to noncontrolling interests	45	85	257	264
Net income (loss) attributable to Valero Energy Corporation stockholders	$463	$(464)	$(79)	$(1,062)

Earnings (loss) per common share	$1.13	$(1.14)	$(0.20)	$(2.62)
Weighted-average common shares outstanding (in millions)	407	407	407	407

Earnings (loss) per common share – assuming dilution	$1.13	$(1.14)	$(0.20)	$(2.62)
Weighted-average common shares outstanding – assuming dilution (in millions)	408	407	407	407
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our international operations	$1,610	$1,339	$4,152	$3,491

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$508	$(379)	$178	$(798)
Other comprehensive income (loss):
Foreign currency translation adjustment	(259)	217	(114)	(252)
Net gain on pension and other postretirement benefits	16	12	44	36
Net gain (loss) on cash flow hedges	(17)	5	(14)	9
Other comprehensive income (loss) before income tax expense (benefit)	(260)	234	(84)	(207)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1)	4	8	9
Other comprehensive income (loss)	(259)	230	(92)	(216)
Comprehensive income (loss)	249	(149)	86	(1,014)
Less: Comprehensive income attributable to noncontrolling interests	35	87	249	268
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$214	$(236)	$(163)	$(1,282)

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of June 30, 2021	$7	$6,819	$(15,696)	$27,610	$(1,089)	$17,651	$1,053	$18,704
Net income	—	—	—	463	—	463	45	508
Dividends on common stock ($0.98 per share)	—	—	—	(400)	—	(400)	—	(400)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	25	25
Other comprehensive loss	—	—	—	—	(249)	(249)	(10)	(259)
Balance as of September 30, 2021	$7	$6,830	$(15,696)	$27,673	$(1,338)	$17,476	$1,113	$18,589

Balance as of June 30, 2020	$7	$6,824	$(15,760)	$30,575	$(1,799)	$19,847	$787	$20,634
Net income (loss)	—	—	—	(464)	—	(464)	85	(379)
Dividends on common stock ($0.98 per share)	—	—	—	(399)	—	(399)	—	(399)
Stock-based compensation expense	—	12	—	—	—	12	—	12
Transactions in connection with stock-based compensation plans	—	(2)	1	—	—	(1)	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(81)	(81)
Other comprehensive income	—	—	—	—	228	228	2	230
Balance as of September 30, 2020	$7	$6,834	$(15,759)	$29,712	$(1,571)	$19,223	$793	$20,016

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2020	$7	$6,814	$(15,719)	$28,953	$(1,254)	$18,801	$841	$19,642
Net income (loss)	—	—	—	(79)	—	(79)	257	178
Dividends on common stock ($2.94 per share)	—	—	—	(1,201)	—	(1,201)	—	(1,201)
Stock-based compensation expense	—	52	—	—	—	52	—	52
Transactions in connection with stock-based compensation plans	—	(36)	23	—	—	(13)	—	(13)
Contributions from noncontrolling interests	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(84)	(84)	(8)	(92)
Balance as of September 30, 2021	$7	$6,830	$(15,696)	$27,673	$(1,338)	$17,476	$1,113	$18,589

Balance as of December 31, 2019	$7	$6,821	$(15,648)	$31,974	$(1,351)	$21,803	$733	$22,536
Net income (loss)	—	—	—	(1,062)	—	(1,062)	264	(798)
Dividends on common stock ($2.94 per share)	—	—	—	(1,200)	—	(1,200)	—	(1,200)
Stock-based compensation expense	—	48	—	—	—	48	—	48
Transactions in connection with stock-based compensation plans	—	(35)	19	—	—	(16)	—	(16)
Open market stock purchases	—	—	(130)	—	—	(130)	—	(130)
Distributions to noncontrolling interests	—	—	—	—	—	—	(208)	(208)
Other comprehensive income (loss)	—	—	—	—	(220)	(220)	4	(216)
Balance as of September 30, 2020	$7	$6,834	$(15,759)	$29,712	$(1,571)	$19,223	$793	$20,016

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$178	$(798)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,807	1,774
LCM inventory valuation adjustment	—	(19)
Gain on sale of partial interest in MVP Terminalling, LLC (MVP)	(62)	—
Deferred income tax expense (benefit)	(150)	177
Changes in current assets and current liabilities	1,630	(232)
Changes in deferred charges and credits and other operating activities, net	2	(50)
Net cash provided by operating activities	3,405	852
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(368)	(775)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(730)	(311)
Other VIEs	(59)	(196)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(544)	(529)
Deferred turnaround and catalyst cost expenditures of DGD	(6)	(18)
Proceeds from sale of partial interest in MVP	270	—
Investments in unconsolidated joint ventures	(8)	(39)
Other investing activities, net	33	16
Net cash used in investing activities	(1,412)	(1,852)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	—	4,320
Proceeds from borrowings of VIEs:
DGD	100	—
Other VIEs	29	202
Repayments of debt and finance lease obligations (excluding VIEs)	(672)	(461)
Repayments of debt of VIEs	(4)	(4)
Purchases of common stock for treasury	(15)	(147)
Common stock dividend payments	(1,201)	(1,200)
Contributions from noncontrolling interests	25	—
Distributions to noncontrolling interests	(2)	(208)
Other financing activities, net	1	(32)
Net cash provided by (used in) financing activities	(1,739)	2,470
Effect of foreign exchange rate changes on cash	(69)	(6)
Net increase in cash and cash equivalents	185	1,464
Cash and cash equivalents at beginning of period	3,313	2,583
Cash and cash equivalents at end of period	$3,498	$4,047

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
General
The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. The term “DGD,” as used in this report, may refer to Diamond Green Diesel Holdings LLC, its wholly owned consolidated subsidiary — Diamond Green Diesel LLC, or both of them taken as a whole.

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of our results for the nine months ended September 30, 2021 have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The financial statements presented herein should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

2.    UNCERTAINTIES

At the onset of the COVID-19 pandemic in March 2020, governmental authorities around the world imposed restrictions, such as stay-at-home orders and other social distancing measures, to slow the spread of COVID-19. These measures resulted in significant economic disruption globally as reduced economic

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
activity negatively impacted many businesses, including our business. We experienced a decline in the demand for most of the transportation fuels that we produce and sell, and thus also a decline in the market prices of those products, due to a decrease in the level of individual movement and travel resulting from the restrictions and general public health concerns. Some governmental authorities began lifting restrictions in the latter part of 2020 and this has continued throughout the first nine months of 2021. These actions have contributed to increasing levels of individual movement and travel and a resulting increase in the demand for and market prices of our products. However, some governmental authorities continue to impose some level of restrictions due in part to new outbreaks, including those related to new variants of the COVID-19 virus.

The distribution of vaccines beginning in late 2020 has helped decrease rates of infection and contributed to the lifting of many restrictions. The ongoing distribution of vaccines may result in the continued lifting of restrictions globally and may be seen as a key factor contributing to the ongoing restoration of public confidence, and thus also to stimulating and increasing global economic activity. However, the risk remains that vaccines may not be distributed widely on a timely basis, they may not be as effective against new variants of the virus, the distribution of some or all of the vaccines may be paused or withdrawn due to concerns with potential side effects, and/or the level of individuals’ willingness to receive a vaccine may not be as strong or as timely as needed. Additionally, many governmental authorities have recently announced requirements and mandates, including steep fines for non-compliance, on employers concerning workforce vaccination and testing. Many large companies across the globe, independent of such government regulations, have also begun implementing vaccine requirements and mandates for their workforce, or as a prerequisite to providing customers certain goods and services in person. These requirements and mandates have evoked mixed reactions and have created additional challenges and costs, both administratively and operationally, for employers and employees. Developments with respect to such requirements and mandates are evolving at a rapid pace and the ultimate impact thereof remains uncertain.

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

3.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2021	December 31, 2020
Refinery feedstocks	$1,646	$1,979
Refined petroleum products and blendstocks	3,944	3,425
Renewable diesel feedstocks and products	113	50
Ethanol feedstocks and products	233	297
Materials and supplies	291	287
Inventories	$6,227	$6,038

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The market value of our LIFO inventories fell below their LIFO inventory carrying amounts as of March 31, 2020, and as a result, we recorded an LCM inventory valuation reserve of $2.5 billion in order to state our inventories at market. As of September 30, 2020, we reevaluated our inventories and determined that our cost was lower than market. As a result, our LCM inventory valuation reserve was fully reversed as of September 30, 2020. The change in our LCM inventory valuation reserve resulted in a net benefit of $313 million during the three months ended September 30, 2020. The net benefit of $19 million for the nine months ended September 30, 2020 was due to the foreign currency translation effect of the portion of the LCM inventory valuation adjustment attributable to our international operations. As of September 30, 2021 and December 31, 2020, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $5.2 billion and $1.3 billion, respectively.

During the three and nine months ended September 30, 2020, we recognized the impact of an expected liquidation of LIFO inventory layers that increased cost of materials and other by $326 million. Our LIFO inventory levels decreased throughout the first nine months of 2020 due to lower production resulting from lower demand for our products caused by the negative economic impacts of the COVID-19 pandemic on our business. Consequently, we expected our LIFO inventory levels as of December 31, 2020 would remain below their December 31, 2019 levels.

Our non-LIFO inventories accounted for $1.2 billion and $918 million of our total inventories as of September 30, 2021 and December 31, 2020, respectively.

4.    PROPERTY, PLANT, AND EQUIPMENT

In September 2021 and 2020, we reduced the estimated useful lives of our ethanol plants in Jefferson, Wisconsin and Riga, Michigan, respectively, which reduced their net book values to estimated salvage value. The additional depreciation expense for the three and nine months ended September 30, 2021 and 2020 of $48 million and $30 million, respectively, resulting from these changes did not have a material impact on our results of operations nor was there a material impact to our financial position.

The Jefferson plant was temporarily idled in 2020 at the onset of the COVID-19 pandemic in response to the decreased demand for ethanol resulting from the effects of the pandemic on our business, and we had previously evaluated this plant for potential impairment assuming that operations would resume. However, we completed an evaluation of the plant during the third quarter of 2021 and concluded that it

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was no longer a strategic asset for our ethanol business. As a result, the plant’s operations have permanently ceased.
The Riga plant was temporarily idled in 2019 due to corn quality issues with the local third-party corn feedstock supply. Although we expected operations to resume after an improved corn harvest, we completed an evaluation of this plant during the third quarter of 2020 and concluded that it was no longer a strategic asset for our ethanol business. The plant’s operations permanently ceased at that time.

5.    DEBT

Public Debt
In September 2021, we redeemed our Floating Rate Senior Notes due September 15, 2023 (the Floating Rate Notes) for $575 million, or 100.00 percent of stated value, plus accrued and unpaid interest.

During the nine months ended September 30, 2020, the following activity occurred:

•In September 2020, we issued the following senior notes:

◦the Floating Rate Notes, which bore interest at a rate of three-month London Interbank Offered Rate (LIBOR) plus 1.150 percent per annum, subject to certain adjustments set forth in the terms of the Floating Rate Notes;
◦$925 million of 1.200 percent Senior Notes due March 15, 2024;

◦$400 million of 2.850 percent Senior Notes due April 15, 2025 that constitute an additional issuance of our 2.850 percent Senior Notes due April 15, 2025 that were issued in April 2020 (see below); and
◦$600 million of 2.150 percent Senior Notes due September 15, 2027.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				September 30, 2021
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$288		$3,712
Canadian Revolver	C$	150	November 2021	C$	—	C$	5	C$	145
Accounts receivable sales facility (b)		$1,300	July 2022		$—	n/a			$1,300
Letter of credit facility		$50	November 2021	n/a			$—		$50
Committed facilities of VIEs (c):
DGD Revolver		$400	March 2024		$100		$7		$293
IEnova Revolver		$743	February 2028		$627	n/a			$116
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$127	n/a
________________________
(a)Letters of credit issued as of September 30, 2021 expire at various times in 2021 through 2023.
(b)In July 2021, we extended the maturity date of this facility to July 2022 and increased the facility amount from $1.0 billion to $1.3 billion.
(c)Creditors of our VIEs do not have recourse against us.

Activity under our credit facilities was as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Borrowings:
Accounts receivable sales facility	$—	$300
DGD Revolver	100	—
IEnova Revolver	29	202
Repayments:
Accounts receivable sales facility	—	(400)
DGD Revolver
In March 2021, DGD (as described in Note 7) entered into a $400 million unsecured revolving credit facility (the DGD Revolver) that matures in March 2024. DGD has the option to increase the aggregate commitments under the DGD Revolver to $550 million, subject to certain restrictions. Initially, the DGD Revolver also provided for the issuance of letters of credit of up to $10 million. In September 2021, the DGD Revolver was amended to increase the letter of credit facility from $10 million to $50 million and to limit DGD’s indebtedness arising under other letters of credit that DGD may obtain up to $25 million at

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
any one time outstanding. This restriction does not impact Valero’s other letter of credit facilities. The DGD Revolver is only available to the operations of DGD. DGD’s lender does not have recourse against us.

Outstanding borrowings under the DGD Revolver generally bear interest, at DGD’s option, at either (i) an alternate base rate plus the applicable margin or (ii) an adjusted LIBOR rate for the applicable interest period in effect from time to time plus the applicable margin. The DGD Revolver also requires payments for customary fees, including unused commitment fees, letter of credit fees, and administrative agent fees. As of September 30, 2021, the variable interest rate on the DGD Revolver was 1.840 percent.

IEnova Revolver
In May 2021, the borrowing capacity under the IEnova Revolver was increased from $660 million to $743 million. As of September 30, 2021 and December 31, 2020, the variable weighted-average interest rate on the IEnova Revolver was 3.497 percent and 3.870 percent, respectively. The IEnova Revolver is available only to the operations of Central Mexico Terminals (as described in Note 7). IEnova does not have recourse against us.

Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and debt expense	$162	$162	$488	$468
Less: Capitalized interest	10	19	37	58
Interest and debt expense, net of capitalized interest	$152	$143	$451	$410

6.    EQUITY

Share Activity
There was no significant share activity during the nine months ended September 30, 2021 and 2020.

Common Stock Dividends
On October 27, 2021, our board of directors declared a quarterly cash dividend of $0.98 per common share payable on December 9, 2021 to holders of record at the close of business on November 18, 2021.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2021				2020
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(373)	$(715)	$(1)	$(1,089)	$(1,144)	$(653)	$(2)	$(1,799)
Other comprehensive income (loss) before reclassifications	(255)	—	(8)	(263)	217	—	—	217
Amounts reclassified from accumulated other comprehensive loss	—	10	2	12	—	9	2	11
Effect of exchange rates	—	2	—	2	—	—	—	—
Other comprehensive income (loss)	(255)	12	(6)	(249)	217	9	2	228
Balance as of end of period	$(628)	$(703)	$(7)	$(1,338)	$(927)	$(644)	$—	$(1,571)

	Nine Months Ended September 30,
	2021				2020
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(515)	$(737)	$(2)	$(1,254)	$(676)	$(672)	$(3)	$(1,351)
Other comprehensive income (loss) before reclassifications	(113)	1	(20)	(132)	(251)	—	19	(232)
Amounts reclassified from accumulated other comprehensive loss	—	32	15	47	—	28	(16)	12
Effect of exchange rates	—	1	—	1	—	—	—	—
Other comprehensive income (loss)	(113)	34	(5)	(84)	(251)	28	3	(220)
Balance as of end of period	$(628)	$(703)	$(7)	$(1,338)	$(927)	$(644)	$—	$(1,571)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of September 30, 2021, our significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of our consolidated VIEs, which are included in our balance sheets (in millions):

	September 30, 2021
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$159	$—	$17	$176
Other current assets	191	10	22	223
Property, plant, and equipment, net	2,110	676	93	2,879
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$320	$700	$13	$1,033
Debt and finance lease obligations, less current portion	28	—	22	50

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
	DGD	Central Mexico Terminals	Other	Total
Assets
Cash and cash equivalents	$144	$1	$16	$161
Other current assets	219	24	8	251
Property, plant, and equipment, net	1,232	590	96	1,918
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$90	$620	$8	$718
Debt and finance lease obligations, less current portion	1	—	25	26

Non-Consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These non-consolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

On April 19, 2021, we sold a 24.99 percent membership interest in MVP, an unconsolidated joint venture with a subsidiary of Magellan Midstream Partners, L.P. (Magellan), for $270 million that resulted in a gain of $62 million, which is included in “other income, net.” MVP owns and operates a marine terminal located adjacent to the Houston Ship Channel in Pasadena, Texas. We retained a 25.01 percent membership interest in MVP.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2021	2020	2021	2020
Three months ended September 30
Service cost	$40	$35	$1	$1
Interest cost	19	21	2	3
Expected return on plan assets	(48)	(44)	—	—
Amortization of:
Net actuarial loss	21	18	—	—
Prior service credit	(5)	(4)	(2)	(2)
Special charges	3	2	—	—
Net periodic benefit cost	$30	$28	$1	$2

Nine months ended September 30
Service cost	$121	$105	$4	$4
Interest cost	55	64	5	7
Expected return on plan assets	(144)	(134)	—	—
Amortization of:
Net actuarial loss	61	55	—	—
Prior service credit	(14)	(14)	(5)	(5)
Special charges	7	3	—	—
Net periodic benefit cost	$86	$79	$4	$6

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we plan to contribute approximately $128 million to our pension plans and $22 million to our other postretirement benefit plans during 2021. During the nine months ended September 30, 2021, we contributed $121 million and $12 million to our pension and other postretirement benefit plans, respectively. During the nine months ended September 30, 2020, we contributed $28 million and $12 million to our pension and other postretirement benefit plans, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    INCOME TAXES

Our income tax expense for the three and nine months ended September 30, 2021 included a permanent income tax benefit to our estimated annual effective tax rate from DGD’s share of pre-tax income that is not taxable to us and a benefit for the settlement of the audits of certain state tax returns for 2004 through 2006. In addition, income tax expense for the nine months ended September 30, 2021 included a $64 million charge, which resulted from certain statutory income tax rate changes (primarily an increase in the United Kingdom (U.K.) rate from 19 percent to 25 percent effective in 2023) that were enacted during the three months ended June 30, 2021. The variation in the customary relationship of our effective tax rate to the U.S. federal statutory rate for the three and nine months ended September 30, 2021 was primarily due to these components of our tax expense.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended. Our income tax benefit for the three and nine months ended September 30, 2020, therefore, included a tax benefit of $121 million and $238 million, respectively, attributable to the carryback of our 2020 tax net operating loss (NOL) to our 2015 income tax year when we paid U.S. federal income taxes at a 35 percent tax rate. The variation in the customary relationship of our effective tax rate to the U.S. federal statutory rate for the three and nine months ended September 30, 2020 was primarily due to this income tax benefit.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$463	$(464)	$(79)	$(1,062)
Less: Income allocated to participating securities	1	1	4	4
Net income (loss) available to common stockholders	$462	$(465)	$(83)	$(1,066)

Weighted-average common shares outstanding	407	407	407	407

Earnings (loss) per common share	$1.13	$(1.14)	$(0.20)	$(2.62)

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$463	$(464)	$(79)	$(1,062)
Less: Income allocated to participating securities	1	1	4	4
Net income (loss) available to common stockholders	$462	$(465)	$(83)	$(1,066)

Weighted-average common shares outstanding	407	407	407	407
Effect of dilutive securities	1	—	—	—
Weighted-average common shares outstanding – assuming dilution	408	407	407	407

Earnings (loss) per common share – assuming dilution	$1.13	$(1.14)	$(0.20)	$(2.62)

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

Contract Balances
Contract balances were as follows (in millions):

	September 30, 2021	December 31, 2020
Receivables from contracts with customers, included in receivables, net	$5,597	$3,642
Contract liabilities, included in accrued expenses	67	55

During the nine months ended September 30, 2021 and 2020, we recognized as revenue $44 million and $53 million that was included in contract liabilities as of December 31, 2020 and 2019, respectively. Revenue recognized during the three months ended September 30, 2021 and 2020 related to contract liabilities was not material.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of September 30, 2021, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The renewable diesel segment represents the operations of DGD, our consolidated joint venture as discussed in Note 7. The principal product manufactured by DGD and sold by this segment is renewable diesel. This segment sells some renewable diesel to the refining segment, which is then sold to that segment’s customers.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended September 30, 2021
Revenues:
Revenues from external customers	$27,989	$342	$1,189	$—	$29,520
Intersegment revenues	3	60	115	(178)	—
Total revenues	27,992	402	1,304	(178)	29,520
Cost of sales:
Cost of materials and other	25,395	256	1,150	(177)	26,624
Operating expenses (excluding depreciation and amortization expense reflected below)	1,195	26	128	(1)	1,348
Depreciation and amortization expense	549	11	70	—	630
Total cost of sales	27,139	293	1,348	(178)	28,602
Other operating expenses	18	1	—	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	195	195
Depreciation and amortization expense	—	—	—	11	11
Operating income (loss) by segment	$835	$108	$(44)	$(206)	$693

Three months ended September 30, 2020
Revenues:
Revenues from external customers	$14,727	$305	$777	$—	$15,809
Intersegment revenues	2	40	58	(100)	—
Total revenues	14,729	345	835	(100)	15,809
Cost of sales:
Cost of materials and other	14,103	128	670	(100)	14,801
LCM inventory valuation adjustment	(296)	—	(17)	—	(313)
Operating expenses (excluding depreciation and amortization expense reflected below)	989	23	105	—	1,117
Depreciation and amortization expense	538	10	54	—	602
Total cost of sales	15,334	161	812	(100)	16,207
Other operating expenses	24	—	1	—	25
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	186	186
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$(629)	$184	$22	$(198)	$(621)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Nine months ended September 30, 2021
Revenues:
Revenues from external customers	$73,426	$1,190	$3,458	$—	$78,074
Intersegment revenues	7	215	259	(481)	—
Total revenues	73,433	1,405	3,717	(481)	78,074
Cost of sales:
Cost of materials and other	67,417	724	3,204	(480)	70,865
Operating expenses (excluding depreciation and amortization expense reflected below)	3,730	86	403	(1)	4,218
Depreciation and amortization expense	1,626	35	111	—	1,772
Total cost of sales	72,773	845	3,718	(481)	76,855
Other operating expenses	68	1	—	—	69
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	579	579
Depreciation and amortization expense	—	—	—	35	35
Operating income (loss) by segment	$592	$559	$(1)	$(614)	$536

Nine months ended September 30, 2020
Revenues:
Revenues from external customers	$45,327	$850	$2,131	$—	$48,308
Intersegment revenues	6	150	160	(316)	—
Total revenues	45,333	1,000	2,291	(316)	48,308
Cost of sales:
Cost of materials and other	41,769	393	1,984	(314)	43,832
LCM inventory valuation adjustment	(19)	—	—	—	(19)
Operating expenses (excluding depreciation and amortization expense reflected below)	2,912	63	293	—	3,268
Depreciation and amortization expense	1,607	33	97	—	1,737
Total cost of sales	46,269	489	2,374	(314)	48,818
Other operating expenses	29	—	1	—	30
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	532	532
Depreciation and amortization expense	—	—	—	37	37
Operating income (loss) by segment	$(965)	$511	$(84)	$(571)	$(1,109)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Refining:
Gasolines and blendstocks	$13,132	$7,021	$34,293	$19,258
Distillates	11,588	6,327	31,044	21,369
Other product revenues	3,269	1,379	8,089	4,700
Total refining revenues	27,989	14,727	73,426	45,327
Renewable diesel:
Renewable diesel	342	305	1,190	850
Ethanol:
Ethanol	948	624	2,683	1,685
Distillers grains	241	153	775	446
Total ethanol revenues	1,189	777	3,458	2,131
Revenues	$29,520	$15,809	$78,074	$48,308

Total assets by reportable segment were as follows (in millions):

	September 30, 2021	December 31, 2020
Refining	$45,975	$42,939
Renewable diesel	2,588	1,659
Ethanol	1,621	1,728
Corporate and eliminations	4,507	5,448
Total assets	$54,691	$51,774

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Decrease (increase) in current assets:
Receivables, net	$(2,643)	$3,229
Inventories	(232)	1,577
Prepaid expenses and other	28	70
Increase (decrease) in current liabilities:
Accounts payable	3,624	(4,893)
Accrued expenses	538	17
Taxes other than income taxes payable	200	(24)
Income taxes payable	115	(208)
Changes in current assets and current liabilities	$1,630	$(232)

Changes in current assets and current liabilities for the nine months ended September 30, 2021 were primarily due to the following:

•the increase in receivables was primarily due to an increase in refined petroleum product prices in September 2021 compared to December 2020 combined with an increase in refined petroleum product sales volumes, partially offset by a decrease in income taxes receivable associated with the receipt of a $962 million refund related to our U.S federal income tax return for 2020;

•the increase in accounts payable was primarily due to an increase in crude oil and other feedstock prices in September 2021 compared to December 2020 combined with an increase in crude oil and other feedstock volumes purchased; and

•the increase in accrued expenses was primarily due to an increase in our environmental credit obligations under fixed-price contracts that resulted from higher prices for Renewable Identification Numbers (RINs) in September 2021 compared to December 2020.

Changes in current assets and current liabilities for the nine months ended September 30, 2020 were primarily due to the following:

•the decrease in receivables was due to (i) a decrease of $3.6 billion as a result of a decrease in sales volumes combined with a decrease in refined petroleum product prices in September 2020 compared to December 2019 and (ii) the collection of $449 million for a blender’s tax credit receivable attributable to volumes blended during 2019 and 2018, partially offset by an increase in income taxes receivable of $770 million primarily due to the recognition of a current income tax benefit;

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•the decrease in inventories was primarily due to lower inventory levels in September 2020 compared to December 2019; and

•the decrease in accounts payable was due to a decrease in crude oil and other feedstock volumes purchased combined with a decrease in crude oil and other feedstock prices in September 2020 compared to December 2019.

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Interest paid in excess of amount capitalized, including interest on finance leases	$397	$338
Income taxes paid (refunded), net	(876)	206

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Nine Months Ended September 30,
	2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$296	$53	$329	$74
Investing cash flows	1	—	1	—
Financing cash flows	—	97	—	51
Changes in lease balances resulting from new and modified leases (a)	366	93	211	1,506
________________________
(a)Noncash activity for the nine months ended September 30, 2020 primarily included $1.4 billion for a finance lease right-of-use asset and related liability recognized in connection with the terminaling agreement with MVP.

There were no significant noncash investing and financing activities during the nine months ended September 30, 2021 and 2020, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2021 and December 31, 2020.

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

	September 30, 2021
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$785	$—	$—	$785	$(677)	$(48)	$60	$—
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	84	—	6	90	n/a	n/a	90	n/a
Total	$873	$6	$6	$885	$(677)	$(48)	$160

Liabilities
Commodity derivative contracts	$736	$—	$—	$736	$(677)	$(59)	$—	$(55)
Environmental credit obligations	—	94	—	94	n/a	n/a	94	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	5	—	—	5	n/a	n/a	5	n/a
Total	$741	$99	$—	$840	$(677)	$(59)	$104

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$403	$—	$—	$403	$(373)	$(18)	$12	$—
Physical purchase contracts	—	13	—	13	n/a	n/a	13	n/a
Investments of certain benefit plans	74	—	8	82	n/a	n/a	82	n/a
Total	$477	$13	$8	$498	$(373)	$(18)	$107

Liabilities
Commodity derivative contracts	$405	$—	$—	$405	$(373)	$(32)	$—	$(44)
Environmental credit obligations	—	96	—	96	n/a	n/a	96	n/a
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Total	$409	$96	$—	$505	$(373)	$(32)	$100

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in Level 3 of the fair value hierarchy represent insurance contracts, the fair value of which is provided by the insurer.

•Environmental credit obligations represent our liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy our blending obligation under the U.S. federal Renewable Fuel Standard (RFS) and similar biofuel blending programs, such as the U.K. Renewable Transport Fuel Obligation, (collectively, the biofuels programs); and (ii) emission credits needed under various other environmental emissions programs (collectively, the other environmental emissions programs). To the degree we are unable to blend biofuels (such as ethanol and biodiesel, including renewable diesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the other environmental emissions programs, we also must purchase emission credits to comply with these programs. These programs are described in Note 14 under “Risk Management Activities by Type of Risk—Environmental Compliance Program Price Risk.” The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		September 30, 2021		December 31, 2020
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$3,498	$3,498	$3,313	$3,313
Financial liabilities:
Debt (excluding finance leases)	Level 2	12,573	14,574	13,013	15,103

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2021, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2021	2022
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	1,162	501
Futures – short	3,400	501

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	63,320	1,354
Futures – short	61,498	1,173
Corn:
Futures – long	85,540	1,615
Futures – short	103,295	6,395
Physical contracts – long	16,441	4,792

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our international operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of September 30, 2021, we had foreign currency contracts to purchase $463 million of U.S. dollars and $1.1 billion of U.S. dollar equivalent Canadian dollars. Of these commitments, $425 million matured on or before October 25, 2021 and the remaining $1.138 billion will mature by December 6, 2021.

Environmental Compliance Program Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits as appropriate. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. Certain of these programs, such as the biofuels programs described in Note 13, require us to blend biofuels into the products we produce, and we are subject to such programs in most of the countries in which we operate. These countries, or local governments thereof, set annual quotas for the percentage of biofuels that must be blended into the motor fuels consumed in their jurisdictions. As a producer of motor fuels from petroleum, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the applicable quota. To the degree we are unable to blend at the applicable rate, we must purchase biofuel credits (primarily RINs in the U.S.). We are exposed to

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the volatility in the market price of these credits, and we manage that risk by purchasing biofuel credits as appropriate. The cost of meeting our credit obligations under the biofuels programs was $618 million and $143 million for the three months ended September 30, 2021 and 2020, respectively, and $1.6 billion and $391 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are reflected in cost of materials and other.

We are subject to additional requirements under the other environmental emissions programs as discussed in Note 13. Under these other environmental emissions programs, we purchase various emission credits to comply with these programs. Therefore, we are exposed to the volatility in the market price of these credits. The cost of the various credits under the other environmental emissions programs are significant; however, we recovered substantially all of these costs from our customers for the three and nine months ended September 30, 2021 and 2020 and expect to continue to recover the majority of these costs in the future. For the three and nine months ended September 30, 2021 and 2020, the net cost of meeting our credit obligations under these other environmental emissions programs was immaterial.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of September 30, 2021 and December 31, 2020 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 13 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2021		December 31, 2020
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$18	$41	$4	$17

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$767	$695	$399	$388
Physical purchase contracts	Inventories	6	5	13	—
Foreign currency contracts	Receivables, net	4	—	—	—
Foreign currency contracts	Accrued expenses	—	5	—	4
Total		$777	$705	$412	$392

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss) on derivatives	n/a	$(21)	$2	$(52)	$52
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(3)	(3)	(37)	42

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2021 and 2020. For the three and nine months ended September 30, 2021 and 2020, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax loss that is expected to be reclassified into revenues over the next 12 months as a result of the hedged transactions that are forecasted to occur as of September 30, 2021 was immaterial. For the three and nine months ended September 30, 2021 and 2020, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2021 and 2020 are described in Note 6.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Commodity contracts	Revenues	$(7)	$(4)	$13	$(3)
Commodity contracts	Cost of materials and other	6	118	(51)	106
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	(1)	—	2	2
Foreign currency contracts	Cost of materials and other	19	(6)	17	43
Foreign currency contracts	Other income, net	(28)	56	55	(49)

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

These forward-looking statements include, among other things, statements regarding:

•the effect, impact, potential duration or timing, or other implications of the COVID-19 pandemic, government restrictions, requirements, or mandates in response thereto, variants of the COVID-19 virus, vaccine distribution and administration levels, economic activity, and global crude oil production levels, and any expectations we may have with respect thereto, including with respect to our responses thereto, our operations and the production levels of our assets;
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
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our publicly announced greenhouse gas (GHG) emissions reduction/offset targets and our current and any future carbon transition projects.

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
•the effects of public health threats, pandemics, and epidemics, such as the COVID-19 pandemic and variants of the virus, governmental and societal responses thereto, including requirements and mandates with respect to vaccines, vaccine distribution and administration levels, and the adverse impacts of the foregoing on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, administrative costs, supply chain, labor availability, logistical capabilities, customer demand for our products, and industry demand generally, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
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
•the levels of government subsidies for, and executive orders, mandates, or other policies with respect to, alternative fuels, alternative-fuel vehicles, and other low-carbon technologies or initiatives, including those related to carbon capture, carbon sequestration, and low-carbon fuels, or affecting the price of natural gas and/or electricity;
•the volatility in the market price of biofuel credits (primarily RINs needed to comply with the RFS) and emission credits needed under the other environmental emissions programs;
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
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, such as tariffs, environmental regulations, changes to income tax rates, introduction of a global minimum tax, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under the biofuel programs and the other environmental emissions programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the U.S. Environmental Protection Agency’s or other governmental agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business or operations;
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, and other actions, policies and initiatives by the states, counties, cities, and other jurisdictions in the countries in which we operate or otherwise do business;
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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under U.S. GAAP. These non-GAAP financial measures include adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable); refining, renewable diesel, and ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (g) beginning on page 57 for reconciliations of adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable) and refining, renewable diesel, and ethanol segment margin to their most directly comparable U.S. GAAP financial measures. Also in note (g), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 64 for a reconciliation of capital investments attributable to Valero to its most directly comparable U.S. GAAP financial measure. Beginning on page 63, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

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

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our business continued to recover throughout the third quarter of 2021 as a result of ongoing improvements in the demand for and market prices of refined petroleum products, primarily gasoline and diesel, with demand for these products near pre-pandemic levels for most of the first nine months of 2021, and we have recently experienced demand for diesel well in excess of pre-pandemic levels. Jet fuel demand has also continued to improve throughout the third quarter and first nine months of 2021, although at a slower pace than other products we produce relative to pre-pandemic levels. These ongoing improvements in demand and an associated increase in refining margins contributed to us reporting net income attributable to Valero stockholders of $463 million for the third quarter of 2021.

Refining margins have improved more slowly than demand over the first nine months of 2021, although the improvement has been more significant during the third quarter of 2021 as refined product inventories continued to fall, especially in the U.S. In fact, U.S. refined product inventories are at five-year lows due to the effect of increased demand, the impact from lower production resulting from a portion of U.S. Gulf Coast refining capacity being offline in late August and most of September 2021 because of Hurricane Ida, and the impact of lower imports from Europe as rising natural gas prices in Europe have made their supply less economic. Renewable diesel margins have remained strong over the first nine months of 2021 due to continued demand for this low-carbon transportation fuel. However, our renewable diesel operations were negatively impacted during the third quarter of 2021 as a result of Hurricane Ida. We shut down two refineries and our renewable diesel plant in Louisiana in preparation for the storm, and although the refineries and the plant sustained minimal damage, we were delayed from restarting operations until electrical supply and other utilities were restored and from shipping product to our customers until the Mississippi River was reopened to ship and barge traffic.

While we reported positive earnings for the third quarter of 2021, we generated a net loss attributable to Valero stockholders of $79 million for the first nine months of 2021. The factor primarily impacting the nine-month results was a significant increase in the cost of electricity and natural gas at certain of our refineries and ethanol plants arising out of Winter Storm Uri. We incurred excess energy costs estimated at $579 million, or $467 million after taxes, in February 2021.

Our results of operations for the third quarter and the first nine months of 2021 are more fully discussed in “Third Quarter Results” and “First Nine Months Results” below and in “RESULTS OF OPERATIONS” beginning on page 41.

Despite the lingering, but improving, impacts of the pandemic on our operations, the negative effects arising out of Winter Storm Uri on energy costs at certain of our refineries and ethanol plants, and the negative effects of Hurricane Ida on our renewable diesel operations, our operations generated $3.4 billion of cash during the first nine months of 2021. Approximately a quarter of that amount, however, was due to the receipt of our 2020 U.S. federal income tax refund of $962 million. In addition, we received proceeds of $270 million from the sale of a partial interest in MVP in April 2021, made $1.7 billion in capital investments, redeemed the total outstanding balance of our $575 million Floating Rate Notes due in 2023, and paid $1.2 billion in dividends during the nine-month period. As a result of this and other activity, our cash and cash equivalents increased by $185 million, from $3.3 billion as of December 31, 2020 to $3.5 billion as of September 30, 2021. We did not issue any debt or make any borrowings under our credit facilities (excluding activity with respect to the committed facilities of our VIEs) during the first nine months of 2021, and we had $8.5 billion in liquidity as of September 30, 2021.

The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 61.

Third Quarter Results
For the third quarter of 2021, we reported net income attributable to Valero stockholders of $463 million compared to a net loss of $464 million for the third quarter of 2020. The increase of $927 million was primarily due to higher operating income of $1.3 billion, partially offset by higher income tax expense of $402 million.

While our operating income increased by $1.3 billion in the third quarter of 2021 compared to the third quarter of 2020, adjusted operating income also increased by $1.3 billion. Adjusted operating income excludes the adjustments reflected in the table in note (g) on page 60.

The $1.3 billion increase in adjusted operating income was primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $1.4 billion primarily due to higher gasoline and distillate (primarily diesel) margins and higher throughput volumes, partially offset by the higher costs of biofuel credits and higher operating expenses (excluding depreciation and amortization expense). This is more fully described on pages 45 and 46.

•Renewable diesel segment. Renewable diesel segment adjusted operating income decreased by $75 million primarily due to higher feedstock costs and lower sales volumes, partially offset by higher renewable diesel prices. This is more fully described on pages 46 and 47.

•Ethanol segment. Ethanol segment adjusted operating income decreased by $32 million primarily due to higher corn prices and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher ethanol and corn related co-product prices. This is more fully described on pages 47 and 48.

First Nine Months Results
For the first nine months of 2021, we reported a net loss attributable to Valero stockholders of $79 million compared to $1.1 billion for the first nine months of 2020. The improvement of $983 million was primarily due to higher operating income of $1.6 billion, partially offset by higher income tax expense of $700 million. The increase in operating income included the favorable effect from a $326 million charge recognized in the first nine months of 2020 for the expected liquidation of LIFO inventory layers, which is described in Note 3 of Condensed Notes to Consolidated Financial Statements.

While our operating income increased by $1.6 billion in the first nine months of 2021 compared to the first nine months of 2020, adjusted operating income increased by $1.4 billion. Adjusted operating income excludes the adjustments reflected in the table in note (g) on page 60.

The $1.4 billion increase in adjusted operating income was primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $1.3 billion primarily due to higher margins on gasoline, distillates (primarily diesel), and other products and higher throughput volumes, partially offset by the higher costs of biofuel credits, lower discounts on crude oils, and estimated excess energy costs arising out of Winter Storm Uri. This is more fully described on pages 52 and 53.
•Renewable diesel segment. Renewable diesel segment adjusted operating income increased by $49 million primarily due to higher renewable diesel prices, partially offset by higher feedstock costs, an unfavorable impact from commodity derivative instruments associated with our price risk management activities, lower sales volumes, and higher operating expenses (excluding depreciation and amortization expense). This is more fully described on pages 54 and 55.
•Ethanol segment. Ethanol segment adjusted operating income increased by $100 million primarily due to higher ethanol and corn related co-product prices and higher production volumes, partially offset by higher corn prices and estimated excess energy costs arising out of Winter Storm Uri. This is more fully described on pages 55 and 56.

Outlook
As previously discussed, many uncertainties remain with respect to the COVID-19 pandemic, and while it is difficult to predict the ultimate economic impacts that the pandemic may have on us and how quickly we will continue to recover as the pandemic subsides, we have noted several factors below that have impacted or may impact our results of operations during the fourth quarter of 2021.

•Gasoline and diesel product demand has returned to near pre-pandemic levels and is expected to follow typical seasonal patterns. Jet fuel demand continues to slowly improve but remains below pre-pandemic levels.

•Sour crude oil discounts are expected to continue to improve as OPEC production increases in response to anticipated continued growth in global crude oil demand.

•Renewable diesel margins are expected to moderate somewhat from the levels achieved in the third quarter; however, these effects may be offset by an expected increase in sales volumes following the start up in October 2021 of the expansion of DGD’s renewable diesel plant in Louisiana. The plant’s renewable diesel production capacity was recently expanded by 400 million gallons per year, from 290 million gallons to 690 million gallons per year.

•Ethanol margins are expected to improve due to lower corn prices.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable U.S. GAAP financial measures in note (g) beginning on page 57, highlight our results of operations, our operating performance, and market reference prices and margins that directly impact our operations.

Third Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended September 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$27,989	$342	$1,189	$—	$29,520
Intersegment revenues	3	60	115	(178)	—
Total revenues	27,992	402	1,304	(178)	29,520
Cost of sales:
Cost of materials and other	25,395	256	1,150	(177)	26,624
Operating expenses (excluding depreciation and amortization expense reflected below)	1,195	26	128	(1)	1,348
Depreciation and amortization expense (d)	549	11	70	—	630
Total cost of sales	27,139	293	1,348	(178)	28,602
Other operating expenses	18	1	—	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	195	195
Depreciation and amortization expense	—	—	—	11	11
Operating income (loss) by segment	$835	$108	$(44)	$(206)	693
Other income, net					32
Interest and debt expense, net of capitalized interest					(152)
Income before income tax expense					573
Income tax expense					65
Net income					508
Less: Net income attributable to noncontrolling interests					45
Net income attributable to Valero Energy Corporation stockholders					$463
___________________
See note references on pages 56 through 60.

Third Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended September 30, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$14,727	$305	$777	$—	$15,809
Intersegment revenues	2	40	58	(100)	—
Total revenues	14,729	345	835	(100)	15,809
Cost of sales:
Cost of materials and other (b)	14,103	128	670	(100)	14,801
LCM inventory valuation adjustment (c)	(296)	—	(17)	—	(313)
Operating expenses (excluding depreciation and amortization expense reflected below)	989	23	105	—	1,117
Depreciation and amortization expense (d)	538	10	54	—	602
Total cost of sales	15,334	161	812	(100)	16,207
Other operating expenses	24	—	1	—	25
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	186	186
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$(629)	$184	$22	$(198)	(621)
Other income, net					48
Interest and debt expense, net of capitalized interest					(143)
Loss before income tax benefit					(716)
Income tax benefit					(337)
Net loss					(379)
Less: Net income attributable to noncontrolling interests					85
Net loss attributable to Valero Energy Corporation stockholders					$(464)
___________________
See note references on pages 56 through 60.

Third Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended September 30,
	2021	2020	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$73.22	$43.38	$29.84
Brent less West Texas Intermediate (WTI) crude oil	2.64	2.47	0.17
Brent less Alaska North Slope (ANS) crude oil	0.49	0.64	(0.15)
Brent less Louisiana Light Sweet (LLS) crude oil	1.72	0.88	0.84
Brent less Argus Sour Crude Index (ASCI) crude oil	4.52	1.71	2.81
Brent less Maya crude oil	7.01	4.19	2.82
LLS crude oil	71.51	42.50	29.01
LLS less ASCI crude oil	2.81	0.83	1.98
LLS less Maya crude oil	5.30	3.31	1.99
WTI crude oil	70.58	40.91	29.67

Natural gas (dollars per million British Thermal Units (MMBtu))	4.25	1.99	2.26

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	16.90	4.96	11.94
Ultra-low-sulfur (ULS) diesel less Brent	14.15	5.19	8.96
Propylene less Brent	(5.21)	(12.69)	7.48
CBOB gasoline less LLS	18.61	5.84	12.77
ULS diesel less LLS	15.86	6.07	9.79
Propylene less LLS	(3.50)	(11.81)	8.31
U.S. Mid-Continent:
CBOB gasoline less WTI	20.84	8.17	12.67
ULS diesel less WTI	19.37	8.54	10.83
North Atlantic:
CBOB gasoline less Brent	20.82	8.08	12.74
ULS diesel less Brent	16.32	6.79	9.53
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	27.49	13.19	14.30
California Air Resources Board (CARB) diesel less ANS	18.55	9.34	9.21
CARBOB 87 gasoline less WTI	29.64	15.02	14.62
CARB diesel less WTI	20.70	11.17	9.53

Third Quarter Results -
Average Market Reference Prices and Differentials, (continued)

	Three Months Ended September 30,
	2021	2020	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.13	$1.20	$0.93
Biodiesel RIN (dollars per RIN)	1.60	0.67	0.93
California Low-Carbon Fuel Standard (dollars per metric ton)	175.75	195.60	(19.85)
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.62	0.32	0.30

Ethanol
CBOT corn (dollars per bushel)	5.58	3.40	2.18
New York Harbor ethanol (dollars per gallon)	2.37	1.46	0.91

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the third quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 41 and 42, unless otherwise noted.

	Three Months Ended September 30,
	2021	2020	Change
Revenues	$29,520	$15,809	$13,711
Cost of sales (see note (b) on page 56)	28,602	16,207	12,395
Operating income (loss)	693	(621)	1,314
Adjusted operating income (loss) (see note (g) on page 60)	760	(553)	1,313
Income tax expense (benefit)	65	(337)	402
Net income attributable to noncontrolling interests	45	85	(40)

Revenues increased by $13.7 billion in the third quarter of 2021 compared to the third quarter of 2020 primarily due to increases in refined petroleum product prices, as well as an increase in the volume of refined petroleum products sold by our refining segment. This increase in revenues was partially offset by an increase in cost of sales of $12.4 billion primarily due to increases in crude oil and other feedstock costs, resulting in a $1.3 billion increase in operating income, from an operating loss of $621 million in the third quarter of 2020 to operating income of $693 million in the third quarter of 2021.

Adjusted operating income also increased by $1.3 billion, from an adjusted operating loss of $553 million in the third quarter of 2020 to adjusted operating income of $760 million in the third quarter of 2021. The components of this increase in adjusted operating income are discussed by segment in the segment analyses that follow.
Income tax expense increased by $402 million in the third quarter of 2021 compared to the third quarter of 2020 primarily as a result of higher income before income tax expense. Our effective tax rate was 11 percent for the third quarter of 2021, which primarily reflects the permanent benefit to our estimated annual effective tax rate from the portion of DGD’s net income that is not taxable to us and a benefit for the settlement of the audits of certain state tax returns in the third quarter of 2021, compared to 47 percent for the third quarter of 2020. The effective tax rate for the third quarter of 2020 was impacted by the U.S. federal tax NOL for 2020, which was carried back to 2015 when the U.S. statutory rate was 35 percent. See Note 9 of Condensed Notes to Consolidated Financial Statements for additional information on these tax matters.

Net income attributable to noncontrolling interests decreased by $40 million in the third quarter of 2021 compared to the third quarter of 2020 primarily due to lower earnings associated with DGD. As described in Note 7 of Condensed Notes to Consolidated Financial Statements, DGD is a joint venture that we consolidate, and DGD’s operations comprise our renewable diesel segment. See the renewable diesel segment analysis below for the reasons for the lower earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the third quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 41 and 42, respectively, unless otherwise noted.

	Three Months Ended September 30,
	2021	2020	Change
Operating income (loss)	$835	$(629)	$1,464
Adjusted operating income (loss) (see note (g) on page 59)	853	(575)	1,428

Refining margin (see note (g) on page 57)	$2,597	$952	$1,645
Operating expenses (excluding depreciation and amortization expense reflected below)	1,195	989	206
Depreciation and amortization expense	549	538	11

Throughput volumes (thousand barrels per day) (see note (h) on page 60)	2,864	2,526	338
Refining segment operating income increased by $1.5 billion in the third quarter of 2021; however, refining segment adjusted operating income, which excludes the adjustments in the table in note (g) on page 59, increased by $1.4 billion in the third quarter of 2021 compared to the third quarter of 2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $1.6 billion in the third quarter of 2021 compared to the third quarter of 2020.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks that we process. The table on page 43 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the third quarter of 2021 compared to the third quarter of 2020.

The increase in refining segment margin was primarily due to the following:

◦An increase in gasoline margins had a favorable impact of approximately $1.1 billion.

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $645 million.

◦An increase in throughput volumes of 338,000 barrels per day had a favorable impact of approximately $127 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 38 and 39, the impacts of the COVID-19 pandemic have continued to subside so far in 2021. As a result, we have increased production of most of our products at our refineries to align with improvements in demand.

◦An increase in the cost of biofuel credits (primarily RINs in the U.S.) had an unfavorable impact of $475 million. See Note 14 of Condensed Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance programs.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $206 million primarily due to higher natural gas and electricity costs of $129 million, an increase in certain employee compensation expenses of $27 million, and higher chemical and catalyst costs of $14 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the third quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 41 and 42, respectively, unless otherwise noted.

	Three Months Ended September 30,
	2021	2020	Change
Operating income	$108	$184	$(76)
Adjusted operating income (see note (g) on page 59)	109	184	(75)

Renewable diesel margin (see note (g) on page 58)	$146	$217	$(71)
Operating expenses (excluding depreciation and amortization expense reflected below)	26	23	3
Depreciation and amortization expense	11	10	1

Sales volumes (thousand gallons per day) (see note (h) on page 60)	671	870	(199)

Renewable diesel segment operating income decreased by $76 million in the third quarter of 2021, and renewable diesel segment adjusted operating income, which excludes the adjustment in the table in note (g) on page 59, decreased by $75 million in the third quarter of 2021 compared to the third quarter of 2020. This decrease in the adjusted results was primarily due to lower renewable diesel segment margin.

Renewable diesel segment margin decreased by $71 million in the third quarter of 2021 compared to the third quarter of 2020. Renewable diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 44 reflects market reference prices that we believe had a material impact on the change in our renewable diesel segment margin in the third quarter of 2021 compared to the third quarter of 2020.

The decrease in renewable diesel segment margin was primarily due to the following:

•An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $139 million.

•A decrease in sales volumes of 199,000 gallons per day primarily attributed to unplanned downtime at the DGD plant due to Hurricane Ida had an unfavorable impact of approximately $52 million. See “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 38 and 39 for further discussion of the impact of Hurricane Ida on our renewable diesel segment.

•Higher renewable diesel prices had a favorable impact of approximately $131 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the third quarter of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 41 and 42, respectively, unless otherwise noted.

	Three Months Ended September 30,
	2021	2020	Change
Operating income (loss)	$(44)	$22	$(66)
Adjusted operating income (see note (g) on page 59)	4	36	(32)

Ethanol margin (see note (g) on page 58)	$154	$165	$(11)
Operating expenses (excluding depreciation and amortization expense reflected below)	128	105	23
Depreciation and amortization expenses (see note (d) on page 56)	70	54	16

Production volumes (thousand gallons per day) (see note (h) on page 60)	3,625	3,800	(175)

Ethanol segment operating income decreased by $66 million in the third quarter of 2021; however, ethanol segment adjusted operating income, which excludes the adjustments in the table in note (g) on page 59, decreased by $32 million in the third quarter of 2021 compared to the third quarter of 2020. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin decreased by $11 million in the third quarter of 2021 compared to the third quarter of 2020.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 44 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the third quarter of 2021 compared to the third quarter of 2020.

The decrease in ethanol segment margin was primarily due to the following:

◦Higher corn prices had an unfavorable impact of approximately $406 million.

◦Higher ethanol prices had a favorable impact of approximately $318 million.

◦Higher prices on the co-products that we produce, primarily distillers grains, had a favorable impact of approximately $77 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $23 million primarily due to higher natural gas and electricity costs.

First Nine Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Nine Months Ended September 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$73,426	$1,190	$3,458	$—	$78,074
Intersegment revenues	7	215	259	(481)	—
Total revenues	73,433	1,405	3,717	(481)	78,074
Cost of sales:
Cost of materials and other (a)	67,417	724	3,204	(480)	70,865
Operating expenses (excluding depreciation and amortization expense reflected below) (a)	3,730	86	403	(1)	4,218
Depreciation and amortization expense (d)	1,626	35	111	—	1,772
Total cost of sales	72,773	845	3,718	(481)	76,855
Other operating expenses	68	1	—	—	69
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	579	579
Depreciation and amortization expense	—	—	—	35	35
Operating income (loss) by segment	$592	$559	$(1)	$(614)	536
Other income, net (e)					179
Interest and debt expense, net of capitalized interest					(451)
Income before income tax expense					264
Income tax expense (f)					86
Net income					178
Less: Net income attributable to noncontrolling interests					257
Net loss attributable to Valero Energy Corporation stockholders					$(79)
________________________
See note references on pages 56 through 60.

First Nine Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Nine Months Ended September 30, 2020
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$45,327	$850	$2,131	$—	$48,308
Intersegment revenues	6	150	160	(316)	—
Total revenues	45,333	1,000	2,291	(316)	48,308
Cost of sales:
Cost of materials and other (b)	41,769	393	1,984	(314)	43,832
LCM inventory valuation adjustment (c)	(19)	—	—	—	(19)
Operating expenses (excluding depreciation and amortization expense reflected below)	2,912	63	293	—	3,268
Depreciation and amortization expense (d)	1,607	33	97	—	1,737
Total cost of sales	46,269	489	2,374	(314)	48,818
Other operating expenses	29	—	1	—	30
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	532	532
Depreciation and amortization expense	—	—	—	37	37
Operating income (loss) by segment	$(965)	$511	$(84)	$(571)	(1,109)
Other income, net					107
Interest and debt expense, net of capitalized interest					(410)
Loss before income tax benefit					(1,412)
Income tax benefit					(614)
Net loss					(798)
Less: Net income attributable to noncontrolling interests					264
Net loss attributable to Valero Energy Corporation stockholders					$(1,062)
________________________
See note references on pages 56 through 60.

First Nine Months Results -
Average Market Reference Prices and Differentials

	Nine Months Ended September 30,
	2021	2020	Change
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$67.77	$42.50	$25.27
Brent less WTI crude oil	2.94	4.27	(1.33)
Brent less ANS crude oil	0.46	1.00	(0.54)
Brent less LLS crude oil	1.29	2.20	(0.91)
Brent less ASCI crude oil	3.62	3.62	—
Brent less Maya crude oil	5.95	7.66	(1.71)
LLS crude oil	66.48	40.30	26.18
LLS less ASCI crude oil	2.33	1.42	0.91
LLS less Maya crude oil	4.66	5.46	(0.80)
WTI crude oil	64.84	38.23	26.61

Natural gas (dollars per MMBtu)	8.95	1.82	7.13

Product margins (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	13.82	2.61	11.21
ULS diesel less Brent	12.44	7.11	5.33
Propylene less Brent	(2.37)	(15.48)	13.11
CBOB gasoline less LLS	15.11	4.81	10.30
ULS diesel less LLS	13.73	9.31	4.42
Propylene less LLS	(1.08)	(13.28)	12.20
U.S. Mid-Continent:
CBOB gasoline less WTI	18.53	7.35	11.18
ULS diesel less WTI	18.33	12.41	5.92
North Atlantic:
CBOB gasoline less Brent	16.58	5.13	11.45
ULS diesel less Brent	14.43	9.34	5.09
U.S. West Coast:
CARBOB 87 gasoline less ANS	23.08	10.15	12.93
CARB diesel less ANS	15.99	12.31	3.68
CARBOB 87 gasoline less WTI	25.55	13.42	12.13
CARB diesel less WTI	18.47	15.58	2.89

First Nine Months Results -
Average Market Reference Prices and Differentials, (continued)

	Nine Months Ended September 30,
	2021	2020	Change
Renewable diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$1.96	$1.24	$0.72
Biodiesel RIN (dollars per RIN)	1.49	0.56	0.93
California Low-Carbon Fuel Standard (dollars per metric ton)	185.29	200.88	(15.59)
CBOT soybean oil (dollars per pound)	0.58	0.30	0.28

Ethanol
CBOT corn (dollars per bushel)	5.85	3.46	2.39
New York Harbor ethanol (dollars per gallon)	2.18	1.32	0.86

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first nine months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 48 and 49, unless otherwise noted.

	Nine Months Ended September 30,
	2021	2020	Change
Revenues	$78,074	$48,308	$29,766
Cost of materials and other (see notes (a) and (b) on page 56)	70,865	43,832	27,033
Operating expenses (excluding depreciation and amortization expense) (see note (a) on page 56)	4,218	3,268	950
LIFO liquidation adjustment (see note (b) on page 56)	—	326	(326)
General and administrative expenses (excluding depreciation and amortization expense)	579	532	47
Operating income (loss)	536	(1,109)	1,645
Adjusted operating income (loss) (see note (g) on page 60)	653	(742)	1,395
Other income, net (see note (e) on page 56)	179	107	72
Interest and debt expense, net of capitalized interest	(451)	(410)	(41)
Income tax expense (benefit) (see note (f) on page 57)	86	(614)	700
Net income attributable to noncontrolling interests	257	264	(7)

Revenues increased by $29.8 billion in the first nine months of 2021 compared to the first nine months of 2020 primarily due to increases in refined petroleum product prices associated with sales made by our refining segment. This increase in revenues was partially offset by an increase in cost of materials and other of $27.0 billion primarily due to increases in crude oil and other feedstock costs, higher operating expenses (excluding depreciation and amortization expense) of $950 million primarily due to estimated excess energy costs of $532 million arising out of Winter Storm Uri, and an increase in general and administrative expenses (excluding depreciation and amortization expense) of $47 million primarily due to an increase in certain employee compensation expenses of $36 million and higher advertising expenses of $11 million. The increase in cost of materials and other was partially offset by the favorable effect from a $326 million LIFO liquidation adjustment in the first nine months of 2020. These changes resulted in a $1.6 billion increase in operating income, from an operating loss of $1.1 billion in the first nine months of 2020 to operating income of $536 million in the first nine months of 2021.

Adjusted operating income increased by $1.4 billion, from an adjusted operating loss of $742 million in the first nine months of 2020 to adjusted operating income of $653 million in the first nine months of 2021. The components of this $1.4 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” increased by $72 million in the first nine months of 2021 compared to the first nine months of 2020 primarily due to the gain of $62 million on the sale of a 24.99 percent membership interest in MVP, partially offset by an asset impairment loss of $24 million resulting from the cancellation of a pipeline extension project by our unconsolidated joint venture, Diamond Pipeline LLC. These matters are more fully described in note (e) on page 56.

“Interest and debt expense, net of capitalized interest” increased by $41 million in the first nine months of 2021 compared to the first nine months of 2020 primarily due to interest expense associated with $4.0 billion aggregate principal amount of debt we issued in public debt offerings in 2020. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional details.

Income tax expense increased by $700 million in the first nine months of 2021 compared to the first nine months of 2020 primarily as a result of a higher income before income tax expense. In addition, the increase in income tax expense was impacted by a $64 million charge, which resulted from certain statutory tax rate changes, as discussed in note (f) on page 57, as well as the effect of a benefit in the first nine months of 2020 of $238 million associated with the U.S. federal tax NOL for 2020, which was carried back to 2015 when the U.S. federal statutory rate was 35 percent. See Note 9 of Condensed Notes to Consolidated Financial Statements for additional information on these tax matters.

Refining Segment Results
The following table includes selected financial and operating data of our refining segment for the first nine months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 48 and 49, respectively, unless otherwise noted.

	Nine Months Ended September 30,
	2021	2020	Change
Operating income (loss)	$592	$(965)	$1,557
Adjusted operating income (loss) (see note (g) on page 59)	660	(629)	1,289

Refining margin (see note (g) on page 57)	$6,016	$3,890	$2,126
Operating expenses (excluding depreciation and amortization expense reflected below) (see notes (a) on page 56)	3,730	2,912	818
Depreciation and amortization expense	1,626	1,607	19

Throughput volumes (thousand barrels per day) (see note (h) on page 60)	2,705	2,557	148

Refining segment operating income increased by $1.6 billion in the first nine months of 2021; however, refining segment adjusted operating income, which excludes the adjustments in the table in note (g) on page 59, increased by $1.3 billion in the first nine months of 2021 compared to the first nine months of

2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $2.1 billion in the first nine months of 2021 compared to the first nine months of 2020.

Refining segment margin is primarily affected by the prices of the refined petroleum products that we sell and the cost of crude oil and other feedstocks that we process. The table on page 50 reflects market reference prices and differentials that we believe had a material impact on the change in our refining segment margin in the first nine months of 2021 compared to the first nine months of 2020.

The increase in refining segment margin was primarily due to the following:

◦An increase in gasoline margins had a favorable impact of approximately $2.8 billion.

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $890 million.

◦Higher margins on other products had a favorable impact of approximately $349 million.

◦An increase in throughput volumes of 148,000 barrels per day had a favorable impact of approximately $224 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 38 and 39, the impacts of the COVID-19 pandemic have continued to subside so far in 2021. As a result, we have increased production of most of our products at our refineries to align with improvements in demand.

◦An increase in the cost of biofuel credits (primarily RINs in the U.S.) had an unfavorable impact of $1.2 billion. See Note 14 of Condensed Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance programs.

◦Lower discounts on crude oils had an unfavorable impact of approximately $1.2 billion.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $818 million primarily due to higher energy costs, which includes the effect of estimated excess energy costs arising out of Winter Storm Uri of $478 million (see note (a) on page 56).

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our renewable diesel segment for the first nine months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 48 and 49, respectively, unless otherwise noted.

	Nine Months Ended September 30,
	2021	2020	Change
Operating income	$559	$511	$48
Adjusted operating income (see note (g) on page 59)	560	511	49

Renewable diesel margin (see note (g) on page 58)	$681	$607	$74
Operating expenses (excluding depreciation and amortization expense reflected below)	86	63	23
Depreciation and amortization expense	35	33	2

Sales volumes (thousand gallons per day) (see note (h) on page 60)	819	844	(25)

Renewable diesel segment operating income increased by $48 million in the first nine months of 2021; however, renewable diesel segment adjusted operating income, which excludes the adjustment in the table in note (g) on page 59, increased by $49 million in the first nine months of 2021 compared to the first nine months of 2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Renewable diesel segment margin increased by $74 million in the first nine months of 2021 compared to the first nine months of 2020. Renewable diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 51 reflects market reference prices that we believe had a material impact on the change in our renewable diesel segment margin in the first nine months of 2021 compared to the first nine months of 2020.

The increase in renewable diesel segment margin was primarily due to the following:

◦Higher renewable diesel prices had a favorable impact of approximately $504 million.

◦An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $294 million.

◦Price risk management activities had an unfavorable impact of $79 million. We recognized a hedge loss of $37 million in the first nine months of 2021 compared to a hedge gain of $42 million in the first nine months of 2020.

◦A decrease in sales volumes of 25,000 gallons per day primarily attributed to unplanned downtime at the DGD plant due to Hurricane Ida had an unfavorable impact of approximately $25 million. See “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 38 and 39 for further discussion of the impact of Hurricane Ida on our renewable diesel segment.

•Renewable diesel segment operating expenses (excluding depreciation and amortization expense) increased by $23 million primarily due to higher maintenance expenses of $7 million, an increase in certain employee compensation expenses of $7 million, and higher chemical and catalyst costs of $2 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our ethanol segment for the first nine months of 2021 and 2020. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables on pages 48 and 49, respectively, unless otherwise noted.

	Nine Months Ended September 30,
	2021	2020	Change
Operating loss	$(1)	$(84)	$83
Adjusted operating income (loss) (see note (g) on page 59)	47	(53)	100

Ethanol margin (see note (g) on page 58)	$513	$307	$206
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a) on page 56)	403	293	110
Depreciation and amortization expense (see note (d) on page 56)	111	97	14

Production volumes (thousand gallons per day) (see note (h) on page 60)	3,797	3,408	389

The ethanol segment operating loss decreased by $83 million in the first nine months of 2021; however, ethanol segment adjusted operating income, which excludes the adjustments in the table in note (g) on page 59, increased by $100 million in the first nine months of 2021 compared to the first nine months of 2020. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $206 million in the first nine months of 2021 compared to the first nine months of 2020.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 51 reflects market reference prices that we believe had a material impact on the change in our ethanol segment margin in the first nine months of 2021 compared to the first nine months of 2020.

The increase in ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $490 million.

◦Higher prices on the co-products that we produce, primarily distillers grains, had a favorable impact of approximately $152 million.

◦An increase in production volumes of 389,000 gallons per day had a favorable impact of approximately $66 million. As noted in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” on pages 38 and 39, the impacts of the COVID-19 pandemic have continued to subside so far in 2021. As a result, we have increased the aggregate production of ethanol across our plants to align with improvements in demand.

◦Higher corn prices had an unfavorable impact of approximately $489 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $110 million primarily due to higher energy costs, which includes the effect of estimated excess energy costs arising out of Winter Storm Uri of $54 million (see note (a) on page 56).
________________________
The following notes relate to references on pages 37 through 56.

(a)In mid-February 2021, many of our refineries and plants were impacted to varying extents by the severe cold, utility disruptions, and higher energy costs arising out of Winter Storm Uri. The higher energy costs resulted from an increase in the prices of natural gas and electricity that significantly exceeded rates that we consider normal, such as the average rates we incurred the month preceding the storm. As a result, our operating income for the nine months ended September 30, 2021 includes estimated excess energy costs of $579 million.

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

(b)Cost of materials and other for the three and nine months ended September 30, 2020 includes a charge of $326 million for the impact of an expected liquidation of LIFO inventory layers attributable to our refining segment. Our inventory levels decreased throughout the first nine months of 2020 due to lower demand for our products resulting from the negative economic impacts of the COVID-19 pandemic on our business. Consequently, we expected our inventory levels as of December 31, 2020 would remain below their December 31, 2019 levels.

(c)The market value of our inventories accounted for under the LIFO method fell below their historical cost on an aggregate basis as of March 31, 2020. As a result, we recorded an LCM inventory valuation adjustment of $2.5 billion in March 2020. The market value of our LIFO inventories improved due to the subsequent recovery in market prices, which resulted in a reversal of $2.2 billion in the three months ended June 30, 2020 and the remaining amount in the three months ended September 30, 2020. Of the $313 million benefit recognized in the three months ended September 30, 2020, $296 million and $17 million is attributable to our refining and ethanol segments, respectively. The LCM inventory valuation adjustment for the nine months ended September 30, 2020 reflects a net benefit of $19 million due solely to the foreign currency translation effect of the portion of the LCM inventory valuation adjustments attributable to our international operations.

(d)Depreciation and amortization expense for the three and nine months ended September 30, 2021 and 2020 includes accelerated depreciation of $48 million and $30 million, respectively, related to changes in the estimated useful lives of two of our ethanol plants.

(e)On April 19, 2021, we sold a 24.99 percent membership interest in MVP for $270 million. “Other income, net” for the nine months ended September 30, 2021 includes a gain on the sale of $62 million.

“Other income, net” for the nine months ended September 30, 2021 also includes a $24 million charge representing our portion of the asset impairment loss recognized by Diamond Pipeline LLC, an unconsolidated joint venture with a subsidiary of Plains All American Pipeline, L.P., resulting from the joint venture’s cancellation of its pipeline extension project.

(f)Certain statutory tax rate changes were enacted during the second quarter of 2021 (primarily an increase in the U.K. rate from 19 percent to 25 percent effective in 2023) which resulted in the remeasurement of our deferred tax liabilities. Under U.S. GAAP, we are required to recognize the effect of a change in tax law in the period of enactment. As a result, we recognized income tax expense of $64 million during the nine months ended September 30, 2021, which represents the net increase in our deferred tax liabilities resulting from the change in the tax rates.

(g)We use certain financial measures (as noted below) that are not defined under U.S. GAAP and are considered to be non-GAAP measures.

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

Non-GAAP measures are as follows:

◦Refining margin is defined as refining segment operating income (loss) excluding the LIFO liquidation adjustment, the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of refining operating income (loss) to refining margin
Refining operating income (loss)	$835	$(629)	$592	$(965)
Adjustments:
LIFO liquidation adjustment (see note (b))	—	326	—	326
LCM inventory valuation adjustment (see note (c))	—	(296)	—	(19)
Operating expenses (excluding depreciation and amortization expense) (see note (a))	1,195	989	3,730	2,912
Depreciation and amortization expense	549	538	1,626	1,607
Other operating expenses	18	24	68	29
Refining margin	$2,597	$952	$6,016	$3,890

◦Renewable diesel margin is defined as renewable diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of renewable diesel operating income to renewable diesel margin
Renewable diesel operating income	$108	$184	$559	$511
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	26	23	86	63
Depreciation and amortization expense	11	10	35	33
Other operating expenses	1	—	1	—
Renewable diesel margin	$146	$217	$681	$607

◦Ethanol margin is defined as ethanol segment operating income (loss) excluding the LCM inventory valuation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of ethanol operating income (loss) to ethanol margin
Ethanol operating income (loss)	$(44)	$22	$(1)	$(84)
Adjustments:
LCM inventory valuation adjustment (see note (c))	—	(17)	—	—
Operating expenses (excluding depreciation and amortization expense) (see note (a))	128	105	403	293
Depreciation and amortization expense (see note (d))	70	54	111	97
Other operating expenses	—	1	—	1
Ethanol margin	$154	$165	$513	$307

◦Adjusted refining operating income (loss) is defined as refining segment operating income (loss) excluding the LIFO liquidation adjustment, the LCM inventory valuation adjustment, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of refining operating income (loss) to adjusted refining operating income (loss)
Refining operating income (loss)	$835	$(629)	$592	$(965)
Adjustments:
LIFO liquidation adjustment (see note (b))	—	326	—	326
LCM inventory valuation adjustment (see note (c))	—	(296)	—	(19)
Other operating expenses	18	24	68	29
Adjusted refining operating income (loss)	$853	$(575)	$660	$(629)

◦Adjusted renewable diesel operating income is defined as renewable diesel segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of renewable diesel operating income to adjusted renewable diesel operating income
Renewable diesel operating income	$108	$184	$559	$511
Adjustment: Other operating expenses	1	—	1	—
Adjusted renewable diesel operating income	$109	$184	$560	$511

◦Adjusted ethanol operating income (loss) is defined as ethanol segment operating income (loss) excluding the changes in estimated useful lives, the LCM inventory valuation adjustment, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of ethanol operating income (loss) to adjusted ethanol operating income (loss)
Ethanol operating income (loss)	$(44)	$22	$(1)	$(84)
Adjustments:
Changes in estimated useful lives (see note (d))	48	30	48	30
LCM inventory valuation adjustment (see note (c))	—	(17)	—	—
Other operating expenses	—	1	—	1
Adjusted ethanol operating income (loss)	$4	$36	$47	$(53)

◦Adjusted operating income (loss) is defined as total company operating income (loss) excluding the changes in estimated useful lives, the LIFO liquidation adjustment, the LCM inventory valuation adjustment, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of total company operating income (loss) to adjusted operating income (loss)
Total company operating income (loss)	$693	$(621)	$536	$(1,109)
Adjustments:
Changes in estimated useful lives (see note (d))	48	30	48	30
LIFO liquidation adjustment (see note (b))	—	326	—	326
LCM inventory valuation adjustment (see note (c))	—	(313)	—	(19)
Other operating expenses	19	25	69	30
Adjusted operating income (loss)	$760	$(553)	$653	$(742)

(h)We use throughput volumes, sales volumes, and production volumes for the refining segment, renewable diesel segment, and ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Overview
During the nine months ended September 30, 2021, our liquidity was positively impacted by the cash generated by our operations notwithstanding the lingering impacts of the COVID-19 pandemic, excess energy costs arising out of Winter Storm Uri, and the effects of Hurricane Ida, as described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update.”

We believe that we have sufficient funds from operations and from available capacity under our credit facilities to fund our ongoing operating requirements and other commitments. We expect that, to the extent necessary, we can raise additional cash through equity or debt financings in the public and private capital markets or the arrangement of additional credit facilities. However, there can be no assurances regarding the availability of any future financings or additional credit facilities or whether such financings or additional credit facilities can be made available on terms that are acceptable to us.

Our Liquidity
Our liquidity consisted of the following as of September 30, 2021 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,712
Canadian Revolver (b)	114
Accounts receivable sales facility	1,300
Letter of credit facility	50
Total available capacity	5,176
Cash and cash equivalents (c)	3,322
Total liquidity	$8,498
________________________
(a)Excludes the committed facilities of our VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 5 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of September 30, 2021 in Canadian dollars was C$145 million.
(c)Excludes $176 million of cash and cash equivalents related to our VIEs that is available for use only by our VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 5 of Condensed Notes to Consolidated Financial Statements.

Cash Flows
Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in):
Operating activities	$3,405	$852
Investing activities	(1,412)	(1,852)
Financing activities:
Borrowings	129	4,522
Other financing activities	(1,868)	(2,052)
Financing activities	(1,739)	2,470
Effect of foreign exchange rate changes on cash	(69)	(6)
Net increase in cash and cash equivalents	$185	$1,464

Cash Flows for the Nine Months Ended September 30, 2021
In the first nine months of 2021, we used $3.4 billion of cash generated by our operations to make $1.4 billion of investments in our business, fund $1.9 billion of other financing activities, and increase our available cash on hand by $185 million.

As previously noted, our operations generated $3.4 billion of cash in the first nine months of 2021, driven primarily by a positive change in working capital of $1.6 billion, noncash charges to income of $1.6 billion, and net income of $178 million. Our net income of $178 million reflects the unfavorable impact of increased energy costs at certain of our refineries and ethanol plants due to effects arising out of Winter Storm Uri, as described in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update.” Noncash charges included $1.8 billion of depreciation and amortization expense, partially offset by a $150 million deferred income tax benefit and a $62 million gain on the sale of a partial interest in MVP, as described in Note 7 of Condensed Notes to Consolidated Financial Statements. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 12 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.4 billion consisted of $1.7 billion in capital investments, as defined below, of which $736 million related to self-funded capital investments by DGD, and $59 million was related to capital expenditures of VIEs other than DGD. These activities were partially offset by $270 million received from the sale of a partial interest in MVP, as described in Note 7 of Condensed Notes to Consolidated Financial Statements.

Other financing activities of $1.9 billion consisted primarily of $1.2 billion in dividend payments, $672 million of payments of debt and finance lease obligations (excluding VIEs), and $15 million for the purchase of common stock for treasury in connection with stock-based compensation plans.

Cash Flows for the Nine Months Ended September 30, 2020
In the first nine months of 2020, we used $852 million of cash generated by our operations and $4.5 billion in borrowings to make $1.9 billion of investments in our business, fund $2.1 billion of other financing activities, and increase our available cash on hand by $1.4 billion. The borrowings are described in Note 5 of Condensed Notes to Consolidated Financial Statements.
As previously noted, our operations generated $852 million of cash in the first nine months of 2020, which resulted from noncash charges to income of $1.9 billion, partially offset by an unfavorable change in working capital of $232 million. Noncash charges primarily included $1.8 billion of depreciation and amortization expense and $177 million of deferred income tax expense. The change in working capital was affected primarily by a $1.3 billion use of cash1 resulting from the rapid decline in market prices of refined petroleum products and crude oil as a result of the negative economic effects of the COVID-19 pandemic that impacted our receivables and accounts payable. This use of cash, along with other uses of cash, were partially offset by a $1.6 billion source of cash driven by a reduction in inventory levels on hand. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 12 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net loss.

Our investing activities of $1.9 billion consisted of $1.9 billion in capital investments, as defined below, of which $329 million related to self-funded capital investments by DGD, and $196 million was related to capital expenditures of VIEs other than DGD.

Other financing activities of $2.1 billion consisted primarily of $1.2 billion in dividend payments, $461 million of payments of debt and finance lease obligations (excluding VIEs), $208 million to pay distributions to noncontrolling interests, and $147 million for the purchase of common stock for treasury.

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

Capital investments attributable to Valero should not be considered as an alternative to capital investments, its most comparable U.S. GAAP measure, nor should it be considered in isolation or as a substitute for an analysis of our cash flows as reported under U.S. GAAP. In addition, this non-GAAP
1 Represents the net cash flow change in “receivables, net” of $3.6 billion and accounts payable of $4.9 billion during the nine months ended September 30, 2020, as described in Note 12 of Condensed Notes to Consolidated Financial Statements.

measure may not be comparable to similarly titled measures used by other companies because we may define it differently, which may diminish its utility.

	Nine Months Ended September 30,
	2021	2020
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$368	$775
Capital expenditures of VIEs:
DGD	730	311
Other VIEs	59	196
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	544	529
Deferred turnaround and catalyst cost expenditures of DGD	6	18
Investments in unconsolidated joint ventures	8	39
Capital investments	1,715	1,868
Adjustments:
DGD’s capital investments attributable to our joint venture partner	(368)	(165)
Capital expenditures of other VIEs	(59)	(196)
Capital investments attributable to Valero	$1,288	$1,507

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we expect to incur $2.0 billion for capital investments attributable to Valero during 2021; however, we continuously evaluate our capital budget and make changes as conditions warrant. Approximately 60 percent of the expected capital investments attributable to Valero are for sustaining the business and 40 percent are for growth strategies, of which over 60 percent is allocated to expanding the renewable diesel business.

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

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
As of September 30, 2021, we had $1.4 billion available for purchase under our stock purchase program, which has no expiration date. We have not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under this program.

Pension Plan Funding
As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020, we plan to contribute approximately $128 million to our pension plans and $22 million to our other postretirement benefit plans during 2021. As described in Note 8 of Condensed Notes to Consolidated

Financial Statements, during the nine months ended September 30, 2021 we contributed $121 million to our pension plans and $12 million to our other postretirement benefit plans.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, GHG emissions, and characteristics and composition of gasolines and distillates. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. In addition, any major upgrades in any of our refineries or plants could require material additional expenditures to comply with environmental laws and regulations. See Note 14 of Condensed Notes to Consolidated Financial Statements for additional information on our government and regulatory compliance program and related costs.

Tax Matters
We deferred approximately $250 million of value-added and motor fuel tax payments that were due in 2020 as permitted by various taxing authorities to help companies address the negative impacts of the COVID-19 pandemic. Of this amount, approximately 90 percent will be paid in 2021 and 10 percent in 2022. During the first nine months of 2021, we paid approximately $125 million of these tax payments.

Cash Held by Our International Subsidiaries
As of September 30, 2021, $3.0 billion of our cash and cash equivalents was held by our international subsidiaries. Cash held by our international subsidiaries can be repatriated to us without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain international jurisdictions and U.S. state income taxes. Therefore, there is a cost to repatriate cash held by certain of our international subsidiaries to us, but we believe that such amount is not material to our financial position or liquidity.

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

Contractual Obligations
As of September 30, 2021, our contractual obligations included debt, finance lease obligations, operating lease obligations, purchase obligations, and other long-term liabilities. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2021, as described in Note 5 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2021.

Our 4.0 percent Gulf Opportunity Zone Revenue Bonds Series 2010 (GO Zone Bonds), which total $300 million, are due December 1, 2040, but are subject to mandatory tender on June 1, 2022, (the Mandatory Tender Date), at a price equal to par plus accrued and unpaid interest up to, but excluding, the Mandatory Tender Date. However, we have the option to effectuate a remarketing of these bonds, and we currently expect to remarket them effective on or soon after the Mandatory Tender Date or otherwise refinance them, but we cannot provide any assurance that we will be able to do so. The GO Zone Bonds are reflected in current portion of debt and finance lease obligations as of September 30, 2021.

Central Mexico Terminals’ outstanding borrowings under the IEnova Revolver are also reflected in current portion of debt and finance lease obligations as of September 30, 2021 as IEnova can demand repayment from Central Mexico Terminals, but we do not expect IEnova to demand repayment during the next 12 months. Central Mexico Terminals is owned by IEnova. See Note 7 of Condensed Notes to Consolidated Financial Statements for a description of and accounting for Central Mexico Terminals.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of September 30, 2021, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2020 was filed.

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

As of September 30, 2021 and December 31, 2020, the amount of gain or loss that would have resulted from a 10 percent increase or decrease in the underlying price for all of our commodity derivative instruments entered into for purposes other than trading with which we have market risk was not material. See Note 14 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of September 30, 2021.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with various governmental and regulatory environmental compliance programs. To manage this risk, we enter into contracts to purchase these credits as appropriate. As of September 30, 2021 and December 31, 2020, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 14 of Condensed Notes to Consolidated Financial Statements for a discussion about these compliance programs.

INTEREST RATE RISK

The following table provides information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our debt.

	September 30, 2021 (a)
	Expected Maturity Dates
	Remainder of 2021 (b)	2022 (c)	2023	2024	2025	There- after	Total	Fair Value
Fixed rate	$—	$300	$850	$925	$1,650	$8,174	$11,899	$13,821
Average interest rate	—%	4.0%	2.7%	1.2%	3.1%	5.1%	4.4%
Floating rate (d)	$728	$5	$20	$—	$—	$—	$753	$753
Average interest rate	3.3%	3.9%	3.9%	—%	—%	—%	3.3%

	December 31, 2020 (a)
	Expected Maturity Dates
	2021 (b)	2022 (c)	2023	2024	2025	There- after	Total	Fair Value
Fixed rate	$—	$300	$850	$925	$1,650	$8,174	$11,899	$13,899
Average interest rate	—%	4.0%	2.7%	1.2%	3.1%	5.1%	4.4%
Floating rate (d)	$603	$6	$595	$—	$—	$—	$1,204	$1,204
Average interest rate	3.9%	3.0%	1.4%	—%	—%	—%	2.7%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
(b)As of September 30, 2021, our floating rate debt included $100 million associated with borrowings under the DGD Revolver, which is only available to the operations of DGD. DGD’s lender does not have recourse against us. As of September 30, 2021 and December 31, 2020, our floating rate debt included $627 million and $598 million, respectively, associated with borrowings under the IEnova Revolver for the construction of terminals in Mexico by Central Mexico Terminals. The IEnova Revolver is only available to the operations of Central Mexico Terminals. IEnova does not have recourse against us.
(c)See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Other Matters Impacting Liquidity and Capital Resources—Contractual Obligations” for a discussion of the Mandatory Tender Date and maturity date of our GO Zone Bonds.
(d)As of September 30, 2021 and December 31, 2020, we had an interest rate swap associated with $26 million and $31 million, respectively, of our floating rate debt resulting in an effective interest rate of 3.85 percent as of each of those reporting dates. The fair value of the swap was immaterial for all periods presented.

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

	Receive USD/ Pay CAD	Receive USD/ Pay GBP	Receive CAD/ Pay USD
September 30, 2021
Contract amount	$301	$162	$1,100
Weighted-average contractual exchange rate	0.78826	1.36695	0.78799
Fair value asset (liability)	$1	$3	$(5)

December 31, 2020
Contract amount	$228	$97	$1,600
Weighted-average contractual exchange rate	0.78205	1.34454	0.78492
Fair value liability	$(1)	$(1)	$(2)

See Note 14 of Condensed Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 4.     CONTROLS AND PROCEDURES
(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2021.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2020 or in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021.

Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceeding, if it was decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. We are reporting this proceeding to comply with U.S. SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings may result in monetary sanctions of $300,000 or more.

Texas Commission on Environmental Quality (TCEQ) (Bill Greehey East Refinery). On August 27, 2021, our Bill Greehey East Refinery received a Notice of Enforcement (NOE) from the TCEQ resulting from violations of its Title V permit. We are working with the TCEQ to resolve the NOE, which we reasonably believe may result in penalties in excess of $300,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Unregistered Sales of Equity Securities. Not applicable.

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the third quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2021	2,276	$74.38	2,276	—	$1.4 billion
August 2021	1,676	$67.75	1,676	—	$1.4 billion
September 2021	2,357	$65.31	2,357	—	$1.4 billion
Total	6,309	$69.23	6,309	—	$1.4 billion
________________________
(a)The shares reported in this column represent purchases settled in the third quarter of 2021 relating to (i) our purchases of shares in open-market transactions to meet our obligations under stock-based compensation plans and (ii) our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)On January 23, 2018, we announced that our board of directors authorized our purchase of up to $2.5 billion of our outstanding common stock (the 2018 Program), with no expiration date. As of September 30, 2021, we had $1.4 billion remaining available for purchase under the 2018 Program. We have not purchased any shares of our common stock under the 2018 Program since mid-March 2020, and we will evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under the 2018 Program.

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
Date: October 27, 2021