Form 10-Q
period 2022-03-31
VALERO ENERGY CORP/TX
filed 2022-04-28
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 22, 2022 was 408,096,416.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,638	$4,122
Receivables, net	13,080	10,378
Inventories	7,174	6,265
Prepaid expenses and other	421	400
Total current assets	23,313	21,165
Property, plant, and equipment, at cost	49,488	49,072
Accumulated depreciation	(18,612)	(18,225)
Property, plant, and equipment, net	30,876	30,847
Deferred charges and other assets, net	6,213	5,876
Total assets	$60,402	$57,888
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,295	$1,264
Accounts payable	15,236	12,495
Accrued expenses	1,140	1,253
Taxes other than income taxes payable	1,482	1,461
Income taxes payable	632	378
Total current liabilities	19,785	16,851
Debt and finance lease obligations, less current portion	11,866	12,606
Deferred income tax liabilities	4,971	5,210
Other long-term liabilities	3,370	3,404
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,832	6,827
Treasury stock, at cost; 265,399,517 and 264,305,955 common shares	(15,794)	(15,677)
Retained earnings	28,785	28,281
Accumulated other comprehensive loss	(1,009)	(1,008)
Total Valero Energy Corporation stockholders’ equity	18,821	18,430
Noncontrolling interests	1,589	1,387
Total equity	20,410	19,817
Total liabilities and equity	$60,402	$57,888
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues (a)	$38,542	$20,806
Cost of sales:
Cost of materials and other	34,949	18,992
Operating expenses (excluding depreciation and amortization expense reflected below)	1,379	1,656
Depreciation and amortization expense	595	566
Total cost of sales	36,923	21,214
Other operating expenses	19	38
General and administrative expenses (excluding depreciation and amortization expense reflected below)	205	208
Depreciation and amortization expense	11	12
Operating income (loss)	1,384	(666)
Other income (expense), net	(20)	45
Interest and debt expense, net of capitalized interest	(145)	(149)
Income (loss) before income tax expense (benefit)	1,219	(770)
Income tax expense (benefit)	252	(148)
Net income (loss)	967	(622)
Less: Net income attributable to noncontrolling interests	62	82
Net income (loss) attributable to Valero Energy Corporation stockholders	$905	$(704)

Earnings (loss) per common share	$2.21	$(1.73)
Weighted-average common shares outstanding (in millions)	408	407

Earnings (loss) per common share – assuming dilution	$2.21	$(1.73)
Weighted-average common shares outstanding – assuming dilution (in millions)	408	407
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,423	$1,120

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$967	$(622)
Other comprehensive income (loss):
Foreign currency translation adjustment	13	76
Net gain on pension and other postretirement benefits	8	15
Net gain (loss) on cash flow hedges	(45)	10
Other comprehensive income (loss) before income tax expense	(24)	101
Income tax expense related to items of other comprehensive income (loss)	—	7
Other comprehensive income (loss)	(24)	94
Comprehensive income (loss)	943	(528)
Less: Comprehensive income attributable to noncontrolling interests	39	87
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$904	$(615)

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2021	$7	$6,827	$(15,677)	$28,281	$(1,008)	$18,430	$1,387	$19,817
Net income	—	—	—	905	—	905	62	967
Dividends on common stock ($0.98 per share)	—	—	—	(401)	—	(401)	—	(401)
Stock-based compensation expense	—	32	—	—	—	32	—	32
Transactions in connection with stock-based compensation plans	—	(27)	9	—	—	(18)	—	(18)
Open market stock purchases	—	—	(126)	—	—	(126)	—	(126)
Contributions from noncontrolling interests	—	—	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(1)	(1)	(23)	(24)
Balance as of March 31, 2022	$7	$6,832	$(15,794)	$28,785	$(1,009)	$18,821	$1,589	$20,410

Balance as of December 31, 2020	$7	$6,814	$(15,719)	$28,953	$(1,254)	$18,801	$841	$19,642
Net income (loss)	—	—	—	(704)	—	(704)	82	(622)
Dividends on common stock ($0.98 per share)	—	—	—	(400)	—	(400)	—	(400)
Stock-based compensation expense	—	28	—	—	—	28	—	28
Transactions in connection with stock-based compensation plans	—	(32)	19	—	—	(13)	—	(13)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	89	89	5	94
Balance as of March 31, 2021	$7	$6,810	$(15,700)	$27,849	$(1,165)	$17,801	$926	$18,727

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$967	$(622)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	606	578
Loss on early retirement of debt	50	—
Deferred income tax benefit	(234)	(239)
Changes in current assets and current liabilities	(722)	184
Changes in deferred charges and credits and other operating activities, net	(79)	47
Net cash provided by (used in) operating activities	588	(52)
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(152)	(160)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(219)	(153)
Other VIEs	(13)	(26)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(453)	(230)
Deferred turnaround and catalyst cost expenditures of DGD	(6)	(1)
Investments in nonconsolidated joint ventures	—	(12)
Other investing activities, net	2	2
Net cash used in investing activities	(841)	(580)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	939	—
Proceeds from borrowings of VIEs:
DGD	99	—
Other VIEs	28	8
Repayments of debt and finance lease obligations (excluding VIEs)	(1,738)	(31)
Repayments of debt and finance lease obligations of VIEs:
DGD	(102)	—
Other VIEs	(16)	(1)
Premiums on early retirement of debt	(48)	—
Purchases of common stock for treasury	(144)	(14)
Common stock dividend payments	(401)	(400)
Contributions from noncontrolling interests	165	—
Other financing activities, net	(10)	(1)
Net cash used in financing activities	(1,228)	(439)
Effect of foreign exchange rate changes on cash	(3)	12
Net decrease in cash and cash equivalents	(1,484)	(1,059)
Cash and cash equivalents at beginning of period	4,122	3,313
Cash and cash equivalents at end of period	$2,638	$2,254

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

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of our results for the three months ended March 31, 2022 have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements presented herein should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

The balance sheet as of December 31, 2021 has been derived from our audited financial statements as of that date. For further information, refer to our financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021.

Significant Accounting Policy
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    UNCERTAINTIES

Developments with respect to the uncertainties described below are occurring at a rapid pace and cannot be predicted. Their overall economic impact and resulting impact on us also cannot be predicted with certainty at this time. However, we are proactively responding to and actively monitoring the known impacts of the Russia-Ukraine conflict and the COVID-19 pandemic on our business, to the extent practicable, and we will strive to continue to do so, but there can be no assurance that our response or other measures we may take will be fully effective.

Russia-Ukraine Conflict
In late February 2022, Russia began an invasion and military attack on Ukraine. This has resulted in many countries, including the U.S., imposing economic and financial sanctions on Russia and providing humanitarian and military aid to Ukraine. In addition, on March 8, 2022, the U.S. presidential administration issued an Executive Order that, among other matters, banned the import of Russian crude oil and other petroleum and energy products to the U.S. The ban on Russian energy imports took effect immediately, but companies were granted (through issuance of a General License published by the U.S. Office of Foreign Assets Control (OFAC)) 45 days to import petroleum products secured under pre-existing contracts.

As allowed by OFAC’s General License, we took delivery of certain feedstocks (procured under contracts entered into prior to the invasion) before the General License’s expiration on April 22, 2022. We currently do not anticipate any significant future feedstock sourcing disruptions resulting from the U.S. ban on Russian crude oil and other petroleum and energy product imports, as we obtain crude oil and other feedstocks from many other sources.

The conflict and responsive actions taken by the U.S. and other countries have created uncertainty for both domestic and international financial and commodity markets. Crude oil and consumer fuel prices significantly increased in March 2022 and remain volatile, as change in trade flows in Russian crude oil, other feedstocks, and energy products have impacted the global supply markets. Also, the continued increases in fuel prices have the potential to negatively impact the demand for our products. Thus, the implications of the Russia-Ukraine conflict on our financial position and results of operations remain uncertain.

Impact of the COVID-19 Pandemic
At the onset of the COVID-19 pandemic in March 2020, governmental authorities around the world imposed restrictions, such as stay-at-home orders and other social distancing measures, to slow the spread of COVID-19. These measures resulted in significant economic disruption globally as reduced economic activity negatively impacted many businesses, including our business. Although we have continued to experience improvements in our business, compared to the significant negative effects from the pandemic in 2020, the implications of the pandemic on our financial position and results of operations remain uncertain.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Refinery feedstocks	$2,068	$1,995
Refined petroleum products and blendstocks	4,199	3,567
Renewable diesel feedstocks and products	245	135
Ethanol feedstocks and products	364	273
Materials and supplies	298	295
Inventories	$7,174	$6,265

As of March 31, 2022 and December 31, 2021, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $9.3 billion and $5.2 billion, respectively. Our non-LIFO inventories accounted for $1.6 billion and $1.4 billion of our total inventories as of March 31, 2022 and December 31, 2021, respectively.
4.    DEBT

Public Debt
In February 2022, we issued $650 million of 4.000 percent Senior Notes due June 1, 2052. Proceeds from this debt issuance totaled $639 million before deducting the underwriting discount and other debt issuance costs. The proceeds and cash on hand were used to repurchase and retire the following notes in connection with cash tender offers that we publicly announced and completed in February 2022 (in millions):

Debt Repurchased and Retired	Principal Amount
3.65% Senior Notes due 2025	$72
2.850% Senior Notes due 2025	507
4.375% VLP Senior Notes due 2026	168
3.400% Senior Notes due 2026	653
Total	$1,400

In connection with the early debt retirement activity described above, we recognized a charge of $50 million in “other income (expense), net” primarily comprised of $48 million of premiums paid.

During the three months ended March 31, 2021, there was no issuance or redemption activity related to our public debt.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				March 31, 2022
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$615		$3,385
Canadian Revolver	C$	150	November 2022	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2022		$—	n/a			$1,300
Letter of credit facility		$50	November 2022	n/a			$—		$50
Committed facilities of VIEs (b):
DGD Revolver (c)		$400	March 2024		$100		$15		$285
DGD Loan Agreement (d)		$25	April 2023		$25	n/a			$—
IEnova Revolver (e)		$830	February 2028		$692	n/a			$138
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$834	n/a
________________________
(a)Letters of credit issued as of March 31, 2022 expire at various times in 2022 through 2023.
(b)Creditors of the VIEs do not have recourse against us.
(c)The variable interest rate on the DGD Revolver was 2.140 percent and 1.860 percent as of March 31, 2022 and December 31, 2021, respectively.
(d)In March 2022, the maturity date of this facility was extended to April 2023. The amounts shown for this facility represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation. The variable interest rate on the DGD Loan Agreement was 2.735 percent and 2.603 percent as of March 31, 2022 and December 31, 2021, respectively.
(e)The variable interest rate on the IEnova Revolver was 3.864 percent and 3.781 percent as of March 31, 2022 and December 31, 2021, respectively.

Activity under our credit facilities was as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Borrowings:
Accounts receivable sales facility	$300	$—
DGD Revolver	99	—
IEnova Revolver	28	8
Repayments:
Accounts receivable sales facility	(300)	—
DGD Revolver	(99)	—
IEnova Revolver	(15)	—

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Interest and debt expense	$157	$164
Less: Capitalized interest	12	15
Interest and debt expense, net of capitalized interest	$145	$149

5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized under our stock purchase program and with respect to our employee stock-based compensation plans. During the three months ended March 31, 2022, we made open market purchases of 1,334,550 shares for $126 million in connection with our stock purchase program. No open market purchases were made during the three months ended March 31, 2021. As of March 31, 2022, we had $1.2 billion remaining available for purchase under our stock purchase program, which has no expiration date.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2022				2021
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(562)	$(441)	$(5)	$(1,008)	$(515)	$(737)	$(2)	$(1,254)
Other comprehensive income (loss) before reclassifications	13	(3)	(64)	(54)	76	1	(5)	72
Amounts reclassified from accumulated other comprehensive loss	—	7	46	53	—	8	9	17
Other comprehensive income (loss)	13	4	(18)	(1)	76	9	4	89
Balance as of end of period	$(549)	$(437)	$(23)	$(1,009)	$(439)	$(728)	$2	$(1,165)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2022, the significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates a plant that processes waste and renewable feedstocks (predominately animal fats, used cooking oils, and inedible distillers corn oils) into renewable diesel; and

•Central Mexico Terminals, a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.P.I. de C.V. (IEnova), which is a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
March 31, 2022
Assets
Cash and cash equivalents	$142	$—	$15	$157
Other current assets	702	11	17	730
Property, plant, and equipment, net	2,854	659	92	3,605
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$470	$716	$8	$1,194
Debt and finance lease obligations, less current portion	261	—	19	280

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2021
Assets
Cash and cash equivalents	$21	$—	$15	$36
Other current assets	558	10	13	581
Property, plant, and equipment, net	2,629	676	91	3,396
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$398	$729	$9	$1,136
Debt and finance lease obligations, less current portion	264	—	20	284

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2022	2021	2022	2021
Three months ended March 31
Service cost	$38	$40	$2	$2
Interest cost	21	18	2	2
Expected return on plan assets	(48)	(48)	—	—
Amortization of:
Net actuarial loss	13	20	—	—
Prior service credit	(4)	(4)	(1)	(2)
Net periodic benefit cost	$20	$26	$3	$2

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income (expense), net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$905	$(704)
Less: Income allocated to participating securities	3	1
Net income (loss) available to common stockholders	$902	$(705)

Weighted-average common shares outstanding	408	407

Earnings (loss) per common share	$2.21	$(1.73)

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$905	$(704)
Less: Income allocated to participating securities	3	1
Net income (loss) available to common stockholders	$902	$(705)

Weighted-average common shares outstanding	408	407
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – assuming dilution	408	407

Earnings (loss) per common share – assuming dilution	$2.21	$(1.73)

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan (OSIP) or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options.

9.    REVENUES AND SEGMENT INFORMATION

Revenue from Contracts with Customers
Disaggregation of Revenue
Revenue is presented in the table below under “Segment Information” disaggregated by product because this is the level of disaggregation that management has determined to be beneficial to users of our financial statements.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract Balances
Contract balances were as follows (in millions):

	March 31, 2022	December 31, 2021
Receivables from contracts with customers, included in receivables, net	$8,395	$6,228
Contract liabilities, included in accrued expenses	164	78

During the three months ended March 31, 2022 and 2021, we recognized as revenue $69 million and $37 million that was included in contract liabilities as of December 31, 2021 and 2020, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2022, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 6, and the associated activities to market renewable diesel. The principal product manufactured by DGD and sold by this segment is renewable diesel. This segment sells some renewable diesel to the Refining segment, which is then sold to that segment’s customers.

•The Ethanol segment includes the operations of our ethanol plants and the associated activities to market our ethanol and co-products. The principal products manufactured by our ethanol plants are ethanol and distillers grains. This segment sells some ethanol to the Refining segment for blending into gasoline, which is sold to that segment’s customers as a finished gasoline product.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Operations that are not included in any of the reportable segments are included in the corporate category.

The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2022
Revenues:
Revenues from external customers	$36,813	$595	$1,134	$—	$38,542
Intersegment revenues	4	386	127	(517)	—
Total revenues	36,817	981	1,261	(517)	38,542
Cost of sales:
Cost of materials and other (a)	33,606	755	1,104	(516)	34,949
Operating expenses (excluding depreciation and amortization expense reflected below)	1,193	51	135	—	1,379
Depreciation and amortization expense	549	26	20	—	595
Total cost of sales	35,348	832	1,259	(516)	36,923
Other operating expenses	18	—	1	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	205	205
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$1,451	$149	$1	$(217)	$1,384

Three months ended March 31, 2021
Revenues:
Revenues from external customers	$19,469	$352	$985	$—	$20,806
Intersegment revenues	3	79	60	(142)	—
Total revenues	19,472	431	1,045	(142)	20,806
Cost of sales:
Cost of materials and other (a)	18,022	187	924	(141)	18,992
Operating expenses (excluding depreciation and amortization expense reflected below)	1,471	29	156	—	1,656
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	20,026	228	1,101	(141)	21,214
Other operating expenses	38	—	—	—	38
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	208	208
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$(592)	$203	$(56)	$(221)	$(666)
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $156 million and $79 million for the three months ended March 31, 2022 and 2021, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended March 31,
	2022	2021
Refining:
Gasolines and blendstocks	$15,560	$8,729
Distillates	17,444	8,581
Other product revenues	3,809	2,159
Total refining revenues	36,813	19,469
Renewable Diesel:
Renewable diesel	595	352
Ethanol:
Ethanol	875	752
Distillers grains	259	233
Total ethanol revenues	1,134	985
Revenues	$38,542	$20,806

Total assets by reportable segment were as follows (in millions):

	March 31, 2022	December 31, 2021
Refining	$51,071	$47,365
Renewable Diesel	3,933	3,437
Ethanol	1,780	1,812
Corporate and eliminations	3,618	5,274
Total assets	$60,402	$57,888

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by (used in) operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Decrease (increase) in current assets:
Receivables, net	$(2,653)	$(2,946)
Inventories	(940)	175
Prepaid expenses and other	(77)	(24)
Increase (decrease) in current liabilities:
Accounts payable	2,744	2,992
Accrued expenses	(120)	105
Taxes other than income taxes payable	36	(144)
Income taxes payable	288	26
Changes in current assets and current liabilities	$(722)	$184

Changes in current assets and current liabilities for the three months ended March 31, 2022 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices in March 2022 compared to December 2021;

•The increase in inventories was primarily due to an increase in inventory unit prices and higher inventory levels in March 2022 compared to December 2021; and

•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in March 2022 compared to December 2021, partially offset by a decrease in crude oil and other feedstock volumes purchased.

Changes in current assets and current liabilities for the three months ended March 31, 2021 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices in March 2021 compared to December 2020 combined with an increase in sales volumes;

•The decrease in inventories was primarily due to lower inventory levels in March 2021 compared to December 2020; and

•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in March 2021 compared to December 2020 combined with an increase in crude oil and other feedstock volumes purchased.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Interest paid in excess of amount capitalized, including interest on finance leases	$93	$103
Income taxes paid, net	204	36

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31,
	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$97	$20	$100	$18
Financing cash flows	—	41	—	31
Changes in lease balances resulting from new and modified leases	79	100	72	7

There were no significant noncash investing and financing activities during the three months ended March 31, 2022 and 2021, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2022 and December 31, 2021.

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

	March 31, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$1,815	$—	$—	$1,815	$(1,811)	$—	$4	$—
Physical purchase contracts	—	24	—	24	n/a	n/a	24	n/a
Foreign currency contracts	48	—	—	48	n/a	n/a	48	n/a
Investments of certain benefit plans	79	—	6	85	n/a	n/a	85	n/a
Total	$1,942	$24	$6	$1,972	$(1,811)	$—	$161

Liabilities
Commodity derivative contracts	$2,423	$—	$—	$2,423	$(1,811)	$(612)	$—	$(194)
Blending program obligations	—	18	—	18	n/a	n/a	18	n/a
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$2,430	$20	$—	$2,450	$(1,811)	$(612)	$27

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$522	$—	$—	$522	$(444)	$(15)	$63	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	83	—	6	89	n/a	n/a	89	n/a
Total	$606	$4	$6	$616	$(444)	$(15)	$157

Liabilities
Commodity derivative contracts	$472	$—	$—	$472	$(444)	$(28)	$—	$(41)
Blending program obligations	—	57	—	57	n/a	n/a	57	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$482	$62	$—	$544	$(444)	$(28)	$72

A description of our assets and liabilities recognized at fair value along with the valuation methods and inputs we used to develop their fair value measurements are as follows:

•Commodity derivative contracts consist primarily of exchange-traded futures, which are used to reduce the impact of price volatility on our results of operations and cash flows as discussed in Note 12. These contracts are measured at fair value using a market approach based on quoted prices from the commodity exchange and are categorized in Level 1 of the fair value hierarchy.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

•Blending program obligations represent our liability for the purchase of compliance credits needed to satisfy our blending obligations under various governmental and regulatory blending programs, such as the U.S. Environmental Protection Agency’s (EPA) Renewable Fuel Standard (RFS), the California Low Carbon Fuel Standard, and similar programs in other jurisdictions in which we operate (collectively, the Renewable and Low-Carbon Fuel Blending Programs). The blending program obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		March 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$2,638	$2,638	$4,122	$4,122
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	11,195	11,952	11,950	13,668

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    PRICE RISK MANAGEMENT ACTIVITIES

General
We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 11), as summarized below under “Fair Values of Derivative Instruments.” The effect of these derivative instruments on our income and other comprehensive income (loss) is summarized below under “Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss).”

Risk Management Activities by Type of Risk
Commodity Price Risk
We are exposed to market risks related to the volatility in the price of feedstocks (primarily crude oil, waste and renewable feedstocks, and corn), the products we produce, and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, such as futures and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis by our risk control group to ensure compliance with our stated risk management policy that has been approved by our board of directors (Board).

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2022, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2022	2023
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	1,634	—
Futures – short	4,617	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	77,765	6
Futures – short	79,740	—
Corn:
Futures – long	70,295	205
Futures – short	119,175	1,580
Physical contracts – long	46,597	1,391

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2022, we had foreign currency contracts to purchase $709 million of U.S. dollars and $3.1 billion of U.S. dollar equivalent Canadian dollars. Of these commitments, $1.8 billion matured on or before April 25, 2022 and the remaining $2.0 billion will mature by June 16, 2022.

Renewable and Low-Carbon Fuel Blending Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Blending Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily renewable identification numbers (RINs)). For the three months ended March 31, 2022 and 2021, the cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Blending Programs was $302 million and $395 million, respectively, which are reflected in cost of materials and other.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of March 31, 2022 and December 31, 2021 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2022		December 31, 2021
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$94	$220	$3	$26

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$1,721	$2,203	$519	$446
Physical purchase contracts	Inventories	24	2	4	5
Foreign currency contracts	Receivables, net	48	—	1	—
Foreign currency contracts	Accrued expenses	—	7	—	10
Total		$1,793	$2,212	$524	$461

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss)
The following table provides information about the loss recognized in income and other comprehensive income (loss) due to fair value adjustments of our cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2022	2021
Commodity contracts:
Loss recognized in other comprehensive income (loss) on derivatives	n/a	$(164)	$(13)
Loss reclassified from accumulated other comprehensive loss into income	Revenues	(119)	(23)

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax loss that is expected to be reclassified into revenues over the next 12 months as a result of the hedged transactions that are forecasted to occur as of March 31, 2022 was immaterial. For the three months ended March 31, 2022 and 2021, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2022 and 2021 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2022	2021
Commodity contracts	Revenues	$(4)	$7
Commodity contracts	Cost of materials and other	(595)	(78)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	3	1
Foreign currency contracts	Cost of materials and other	(2)	(8)
Foreign currency contracts	Other income (expense), net	34	30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q, including without limitation our disclosures below under “OVERVIEW AND OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “scheduled,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “would,” “should,” “may,” “strive,” “seek,” “potential,” “opportunity,” “aimed,” “considering,” “continue,” and similar expressions.

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
•the effect, impact, potential duration or timing, or other implications of the Russia-Ukraine conflict;
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
•the effects of war or hostilities, and political and economic conditions, in nations that produce crude oil or other feedstocks or consume refined petroleum products, renewable diesel, ethanol or corn related co-products;
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
•overall economic conditions, including the stability and liquidity of financial markets; and
•other factors generally described in the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2021.

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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (c) beginning on page 39 for reconciliations of adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 45 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 44, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Despite the ongoing COVID-19 pandemic, which negatively impacted the demand for and market prices of our products throughout much of the last two years, the demand for most of our products returned to near pre-pandemic levels by the latter half of 2021 and has remained at those levels during the first quarter of 2022. Demand for most of our products improved along with improvements in the global economy as the worldwide efforts to address the virus have progressed. While increased demand has led to higher market prices for most of our products, including higher market prices for crude oil and other feedstocks that we purchase and process to make those products, the negative impact to the worldwide supply of crude oil and petroleum-based products resulting from the Russian invasion of and military attack on Ukraine in February 2022 was the primary reason for the market price increases during the quarter. Various actions taken by countries and private market participants regarding the purchase and transport of Russian crude oil and petroleum-based products in response to the invasion has resulted in a lower worldwide supply of these products and a corresponding increase in prices. The strong demand and associated increase in refining margins were the primary contributors to us reporting $905 million of net income attributable to Valero stockholders for the first quarter of 2022. Our operating results, including operating results by segment, are described in the following summary under “First Quarter Results” and detailed descriptions can be found under “RESULTS OF OPERATIONS.”

Our operations generated $588 million of cash during the first quarter of 2022. This cash, along with cash on hand, was used to make $843 million of capital investments in our business and return $545 million to our stockholders through dividend payments and the purchase of common stock for treasury. In addition, we completed debt reduction and refinancing transactions that reduced our long-term debt by $750 million. As a result of this and other activity, our cash and cash equivalents decreased by $1.5 billion, from $4.1 billion as of December 31, 2021 to $2.6 billion as of March 31, 2022. We had $7.3 billion in liquidity as of March 31, 2022. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources, can be found under “LIQUIDITY AND CAPITAL RESOURCES.”

First Quarter Results
For the first quarter of 2022, we reported net income attributable to Valero stockholders of $905 million compared to a net loss attributable to Valero stockholders of $704 million for the first quarter of 2021. The increase of $1.6 billion was primarily due to higher operating income of $2.1 billion, partially offset by higher income tax expense of $400 million. The details of our operating income (loss) and adjusted operating income (loss) by segment and in total are reflected on the following page. Adjusted operating income (loss) excludes the adjustments reflected in the tables in note (c).

	Three Months Ended March 31,
	2022	2021	Change
Refining segment:
Operating income (loss)	$1,451	$(592)	$2,043
Adjusted operating income (loss)	1,469	(506)	1,975
Renewable Diesel segment:
Operating income	149	203	(54)
Ethanol segment:
Operating income (loss)	1	(56)	57
Adjusted operating income (loss)	2	(56)	58
Total company:
Operating income (loss)	1,384	(666)	2,050
Adjusted operating income (loss)	1,403	(580)	1,983
While our operating income increased by $2.1 billion in the first quarter of 2022 compared to the first quarter of 2021, adjusted operating income increased by $2.0 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $2.0 billion primarily due to higher gasoline and distillate (primarily diesel) margins, the effect of estimated excess energy costs in the first quarter of 2021 arising from Winter Storm Uri, and higher throughput volumes.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $54 million primarily due to higher feedstock costs, an unfavorable impact from commodity derivative instruments associated with our price risk management activities, and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher sales volumes and higher renewable diesel prices.

•Ethanol segment. Ethanol segment adjusted operating income increased by $58 million primarily due to higher ethanol prices and the effect of estimated excess energy costs in the first quarter of 2021 arising from Winter Storm Uri, partially offset by higher corn prices.

Outlook
Many uncertainties remain with respect to the Russia-Ukraine conflict and the COVID-19 pandemic, and while it is difficult to predict the ultimate economic impacts that these events may have on us, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of 2022.

•Gasoline and diesel product demand has returned to near pre-pandemic levels and is expected to follow typical seasonal patterns. Jet fuel demand continues to improve slowly, but remains below pre-pandemic levels.

•Crude oil discounts are expected to remain near current levels until restrictions against Russia, Iran, or Venezuela are lifted.

•Renewable diesel margins are expected to remain consistent with current levels.

•Ethanol margins are expected to improve as demand follows typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (c) beginning on page 39, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 39 through 42.

First Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$36,813	$595	$1,134	$—	$38,542
Intersegment revenues	4	386	127	(517)	—
Total revenues	36,817	981	1,261	(517)	38,542
Cost of sales:
Cost of materials and other	33,606	755	1,104	(516)	34,949
Operating expenses (excluding depreciation and amortization expense reflected below)	1,193	51	135	—	1,379
Depreciation and amortization expense	549	26	20	—	595
Total cost of sales	35,348	832	1,259	(516)	36,923
Other operating expenses	18	—	1	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	205	205
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$1,451	$149	$1	$(217)	1,384
Other expense, net (b)					(20)
Interest and debt expense, net of capitalized interest					(145)
Income before income tax expense					1,219
Income tax expense					252
Net income					967
Less: Net income attributable to noncontrolling interests					62
Net income attributable to Valero Energy Corporation stockholders					$905

First Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$19,469	$352	$985	$—	$20,806
Intersegment revenues	3	79	60	(142)	—
Total revenues	19,472	431	1,045	(142)	20,806
Cost of sales:
Cost of materials and other (a)	18,022	187	924	(141)	18,992
Operating expenses (excluding depreciation and amortization expense reflected below) (a)	1,471	29	156	—	1,656
Depreciation and amortization expense	533	12	21	—	566
Total cost of sales	20,026	228	1,101	(141)	21,214
Other operating expenses	38	—	—	—	38
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	208	208
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$(592)	$203	$(56)	$(221)	(666)
Other income, net					45
Interest and debt expense, net of capitalized interest					(149)
Loss before income tax benefit					(770)
Income tax benefit					(148)
Net loss					(622)
Less: Net income attributable to noncontrolling interests					82
Net loss attributable to Valero Energy Corporation stockholders					$(704)

First Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2022	2021
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$97.34	$61.09
Brent less West Texas Intermediate (WTI) crude oil	2.88	3.26
Brent less Alaska North Slope (ANS) crude oil	1.73	0.33
Brent less Louisiana Light Sweet (LLS) crude oil	0.57	1.11
Brent less Argus Sour Crude Index (ASCI) crude oil	4.93	2.99
Brent less Maya crude oil	8.50	4.70
LLS crude oil	96.77	59.98
LLS less ASCI crude oil	4.36	1.88
LLS less Maya crude oil	7.93	3.59
WTI crude oil	94.46	57.84

Natural gas (dollars per million British Thermal Units)	4.32	19.66

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	15.67	10.12
Ultra-low-sulfur (ULS) diesel less Brent	27.95	10.19
Propylene less Brent	(28.82)	18.50
CBOB gasoline less LLS	16.24	11.23
ULS diesel less LLS	28.52	11.30
Propylene less LLS	(28.25)	19.61
U.S. Mid-Continent:
CBOB gasoline less WTI	16.02	14.82
ULS diesel less WTI	27.27	17.21
North Atlantic:
CBOB gasoline less Brent	17.68	11.56
ULS diesel less Brent	32.47	11.89
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	28.46	14.56
California Air Resources Board (CARB) diesel less ANS	32.27	14.14
CARBOB 87 gasoline less WTI	29.61	17.49
CARB diesel less WTI	33.42	17.07

First Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended March 31,
	2022	2021
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.04	$1.74
Biodiesel RIN (dollars per RIN)	1.43	1.18
California Low-Carbon Fuel Standard (dollars per metric ton)	138.63	195.30
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.68	0.48

Ethanol
CBOT corn (dollars per bushel)	6.70	5.39
New York Harbor ethanol (dollars per gallon)	2.39	1.78

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2022	2021	Change
Revenues	$38,542	$20,806	$17,736
Cost of materials and other (see note (a))	34,949	18,992	15,957
Operating expenses (excluding depreciation and amortization expense) (see note (a))	1,379	1,656	(277)
Operating income (loss)	1,384	(666)	2,050
Adjusted operating income (loss) (see note (c))	1,403	(580)	1,983
Other income (expense), net (see note (b))	(20)	45	(65)
Income tax expense (benefit)	252	(148)	400
Net income attributable to noncontrolling interests	62	82	(20)

Revenues increased by $17.7 billion in the first quarter of 2022 compared to the first quarter of 2021 primarily due to increases in the product prices of the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues, along with lower operating expenses (excluding depreciation and amortization expense) of $277 million, which includes the impact of estimated excess energy costs of $532 million arising out of Winter Storm Uri in the first quarter of 2021, was partially offset by an increase in cost of materials and other of $16.0 billion primarily due to increases in crude oil and other feedstock costs. These changes resulted in a $2.1 billion increase in operating income, from an operating loss of $666 million in the first quarter of 2021 to operating income of $1.4 billion in the first quarter of 2022.

Adjusted operating income increased by $2.0 billion, from an adjusted operating loss of $580 million in the first quarter of 2021 to adjusted operating income of $1.4 billion in the first quarter of 2022. The components of this $2.0 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income (expense), net” decreased by $65 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to a charge of $50 million from the early retirement of debt in the first quarter of 2022 (see note (b)).
Income tax expense increased by $400 million in the first quarter of 2022 compared to the first quarter of 2021 primarily as a result of higher income before income tax expense. Our effective tax rate was 21 percent for the first quarter of 2022 compared to 19 percent for the first quarter of 2021.
Net income attributable to noncontrolling interests decreased by $20 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to lower earnings associated with DGD, a consolidated joint venture. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2022	2021	Change
Operating income (loss)	$1,451	$(592)	$2,043
Adjusted operating income (loss) (see note (c))	1,469	(506)	1,975

Refining margin (see note (c))	$3,211	$1,498	$1,713
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a))	1,193	1,471	(278)
Depreciation and amortization expense	549	533	16

Throughput volumes (thousand barrels per day) (see note (e))	2,800	2,410	390
Refining segment operating income increased by $2.0 billion in the first quarter of 2022 compared to the first quarter of 2021. Refining segment adjusted operating income, which excludes the adjustments in the table in note (c), also increased by $2.0 billion in the first quarter of 2022 compared to the first quarter of 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $1.7 billion in the first quarter of 2022 compared to the first quarter of 2021.

Refining segment margin is primarily affected by the prices of the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 34 reflects market reference prices and differentials that we believe had a material impact on the change in our Refining segment margin in the first quarter of 2022 compared to the first quarter of 2021.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $1.1 billion.

◦An increase in gasoline margins had a favorable impact of approximately $278 million.

◦An increase in throughput volumes of 390,000 barrels per day had a favorable impact of approximately $243 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $278 million primarily due to lower energy costs, which includes the effect of estimated excess energy costs in the first quarter of 2021 arising out of Winter Storm Uri of $478 million (see note (a)).

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2022	2021	Change
Operating income	$149	$203	$(54)

Renewable Diesel margin (see note (c))	$226	$244	$(18)
Operating expenses (excluding depreciation and amortization expense reflected below)	51	29	22
Depreciation and amortization expense	26	12	14

Sales volumes (thousand gallons per day) (see note (e))	1,738	867	871

Renewable Diesel segment operating income decreased by $54 million in the first quarter of 2022 compared to the first quarter of 2021. The components of this decrease, along with the reasons for the changes in those components, are listed below.

•Renewable Diesel segment margin decreased by $18 million in the first quarter of 2022 compared to the first quarter of 2021.
Renewable Diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 35 reflects market reference prices that we believe had a material impact on the change in our Renewable Diesel segment margin in the first quarter of 2022 compared to the first quarter of 2021.
The decrease in Renewable Diesel segment margin was primarily due to the following:

◦An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $392 million.

◦Price risk management activities had an unfavorable impact of approximately $96 million. We recognized a hedge loss of $119 million in the first quarter of 2022 compared to a hedge loss of $23 million in the first quarter of 2021.

◦An increase in sales volumes of 871,000 gallons per day had a favorable impact of approximately $291 million. The increase in sales volume was primarily due to the additional production capacity resulting from the expansion of DGD’s existing renewable diesel plant (the DGD Plant) that commenced operations in the fourth quarter of 2021.

◦Higher renewable diesel prices had a favorable impact of approximately $166 million.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $22 million primarily due to increased costs resulting from the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

•Renewable Diesel segment depreciation and amortization expense increased by $14 million primarily due to depreciation expense associated with the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2022	2021	Change
Operating income (loss)	$1	$(56)	$57
Adjusted operating income (loss) (see note (c))	2	(56)	58

Ethanol margin (see note (c))	$157	$121	$36
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a))	135	156	(21)
Depreciation and amortization expenses	20	21	(1)

Production volumes (thousand gallons per day) (see note (e))	4,045	3,562	483

Ethanol segment operating income increased by $57 million in the first quarter of 2022; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (c), increased by $58 million in the first quarter of 2022 compared to the first quarter of 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $36 million in the first quarter of 2022 compared to the first quarter of 2021.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 35 reflects market reference prices that we believe had a material impact on the change in our Ethanol segment margin in the first quarter of 2022 compared to the first quarter of 2021.
The increase in Ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $171 million.

◦An increase in production volumes of 483,000 gallons per day had a favorable impact of approximately $21 million.

◦Higher prices on the co-products that we produce, primarily inedible corn oil, had a favorable impact of approximately $16 million.

◦Higher corn prices had an unfavorable impact of approximately $175 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $21 million primarily due to lower energy costs, which includes the effect of estimated excess energy costs in the first quarter of 2021 arising out of Winter Storm Uri of $54 million (see note (a)).

________________________
The following notes relate to references on pages 32 through 39.

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

The above-mentioned pre-tax estimated excess energy charge is reflected in our statement of income line items and attributable to our reportable segments for the three months ended March 31, 2021 as follows (in millions):

	Refining	Renewable Diesel	Ethanol	Total
Cost of materials and other	$47	$—	$—	$47
Operating expenses (excluding depreciation and amortization expense)	478	—	54	532
Total estimated excess energy costs	$525	$—	$54	$579

(b)“Other income (expense), net” for the three months ended March 31, 2022 includes a charge of $50 million from the early retirement of approximately $1.4 billion aggregate principal amount of various series of our senior notes.
(c)We use certain financial measures (as noted below) that are not defined under GAAP and are considered to be non-GAAP measures.

We have defined these non-GAAP measures and believe they are useful to the external users of our financial statements, including industry analysts, investors, lenders, and rating agencies. We believe our adjusted operating income measures (including for our Refining and Ethanol segments) are useful to assess our ongoing financial performance because, when reconciled to their most comparable GAAP measures, they provide improved comparability between periods after adjusting for certain items that we believe are not indicative of our core operating performance and that may obscure our underlying business results and trends. We believe our Refining margin, Renewable Diesel margin, and Ethanol margin, as applicable, are important measures of the relevant segment’s operating and financial performance because, with respect to such segment, it is the most comparable measure to the industry’s market reference product margins, which are used by industry analysts, investors, and others to evaluate our performance. These non-GAAP measures should not be considered as alternatives to their most comparable GAAP measures nor should they be considered in isolation or as a substitute for an analysis of our results of operations as reported under GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures used by other companies because we may define them differently, which diminishes their utility.

Non-GAAP measures are as follows:

◦Refining margin is defined as Refining segment operating income (loss) excluding the modification of RVO adjustment (as defined in note (d)), operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Refining operating income (loss) to Refining margin
Refining operating income (loss)	$1,451	$(592)
Adjustments:
Modification of RVO (see note (d))	—	48
Operating expenses (excluding depreciation and amortization expense) (see note (a))	1,193	1,471
Depreciation and amortization expense	549	533
Other operating expenses	18	38
Refining margin	$3,211	$1,498

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$149	$203
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	51	29
Depreciation and amortization expense	26	12
Renewable Diesel margin	$226	$244

◦Ethanol margin is defined as Ethanol segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Ethanol operating income (loss) to Ethanol margin
Ethanol operating income (loss)	$1	$(56)
Adjustments:
Operating expenses (excluding depreciation and amortization expense) (see note (a))	135	156
Depreciation and amortization expense	20	21
Other operating expenses	1	—
Ethanol margin	$157	$121

◦Adjusted Refining operating income (loss) is defined as Refining segment operating income (loss) excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Refining operating income (loss) to adjusted Refining operating income (loss)
Refining operating income (loss)	$1,451	$(592)
Adjustments:
Modification of RVO (see note (d))	—	48
Other operating expenses	18	38
Adjusted Refining operating income (loss)	$1,469	$(506)

◦Adjusted Ethanol operating income (loss) is defined as Ethanol segment operating income (loss) excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2022	2021
Reconciliation of Ethanol operating income (loss) to adjusted Ethanol operating income (loss)
Ethanol operating income (loss)	$1	$(56)
Other operating expenses	1	—
Adjusted Ethanol operating income (loss)	$2	$(56)

◦Adjusted operating income (loss) is defined as total company operating income (loss) excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2022	2021
Reconciliation of total company operating income (loss) to adjusted operating income (loss)
Total company operating income (loss)	$1,384	$(666)
Adjustments:
Modification of RVO (see note (d))	—	48
Other operating expenses	19	38
Adjusted operating income (loss)	$1,403	$(580)

(d)Under the RFS program, the EPA is required to set annual quotas for the volume of renewable fuels that must be blended into petroleum-based transportation fuels consumed in the U.S. by obligated parties. The quotas are used to determine an obligated party’s renewable volume obligation (RVO). In December 2021, the EPA released a proposed rule that, among other things, modified the volume standards for 2020 and, for the first time, established volume standards for 2021.

Because the existing volume standards for 2020 were established under a currently enforceable rule, we will recognize the effect of the modification in volume standards for 2020 in the period the final rule is enacted. However, because volume standards had not previously been established for 2021, we considered the new information available in the proposed rule in determining the estimated RVO for our Refining segment for the year ended December 31, 2021. As a result, we recognized in December 2021 a benefit related to the modification of our RVO estimate of $205 million, of which $48 million is attributable to the three months ended March 31, 2021.

(e)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Overview
During the first quarter of 2022, our liquidity was impacted by the significant increases in commodity prices and our planned debt reduction and refinancing transactions. The significant increases in commodity prices affected the amount of cash generated by our product sales, as well as the cash used to pay for our feedstock purchases. In addition, the debt reduction and refinancing transactions reduced our long-term debt by $750 million as described in Note 4 of Condensed Notes to Consolidated Financial Statements. Overall, our liquidity declined by $1.9 billion during the first quarter of 2022, from $9.2 billion as of December 31, 2021 to $7.3 billion as of March 31, 2022.

Our Liquidity
Our liquidity consisted of the following as of March 31, 2022 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,385
Canadian Revolver (b)	117
Accounts receivable sales facility	1,300
Letter of credit facility	50
Total available capacity	4,852
Cash and cash equivalents (c)	2,481
Total liquidity	$7,333
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 4 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of March 31, 2022 in Canadian dollars was C$145 million.
(c)Excludes $157 million of cash and cash equivalents related to the consolidated VIEs that is available for use only by the VIEs.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$588	$(52)
Investing activities	(841)	(580)
Financing activities:
Debt issuances and borrowings	1,066	8
Repayments of debt and finance lease obligations (including premiums on early retirement of debt)	(1,904)	(32)
Other financing activities	(390)	(415)
Financing activities	(1,228)	(439)
Effect of foreign exchange rate changes on cash	(3)	12
Net decrease in cash and cash equivalents	$(1,484)	$(1,059)

Cash Flows for the Three Months Ended March 31, 2022
In the first quarter of 2022, we used $588 million of cash generated by our operations, $1.5 billion of cash on hand, and $1.1 billion in debt issuances and borrowings to make $841 million of investments in our business, repay $1.9 billion of debt and finance lease obligations (including premiums on the early retirement of debt), and fund $390 million of other financing activities. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $588 million of cash in the first quarter of 2022, driven primarily by net income of $967 million and noncash charges to income of $343 million, partially offset by an unfavorable change in working capital of $722 million. Noncash charges primarily included $606 million of depreciation and amortization expense and a $50 million loss on the early retirement of debt, partially offset by a $234 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $841 million consisted of $843 million in capital investments, as defined below under “Capital Investments,” of which $225 million related to capital investments by DGD and $13 million related to capital expenditures of VIEs other than DGD.

Other financing activities of $390 million consisted primarily of $401 million in dividend payments and $144 million for the purchase of common stock for treasury, partially offset by $165 million in contributions from the other joint venture member in DGD.

Cash Flows for the Three Months Ended March 31, 2021
In the first quarter of 2021, we used $1.1 billion of our cash on hand to fund our operations by $52 million, make $580 million of investments in our business, repay $32 million of debt and finance lease obligations, and fund $415 million of other financing activities.
Our operations typically generate positive net cash flows; however, in the first quarter of 2021, we used $52 million of cash to fund our operations that was largely driven by a significant increase in energy costs at certain of our refineries and ethanol plants due to effects arising out of Winter Storm Uri, partially offset by noncash charges to income of $386 million, and a positive change in working capital of $184 million. Noncash charges primarily included $578 million of depreciation and amortization expense, partially offset by a $239 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net loss.

Our investing activities of $580 million consisted of $582 million in capital investments, of which $154 million related to capital investments by DGD and $26 million related to capital expenditures of VIEs other than DGD.

Other financing activities of $415 million consisted primarily of $400 million in dividend payments and $14 million for the purchase of common stock for treasury.

Our Capital Resources
Our material cash requirements as of March 31, 2022 primarily consist of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements.

Capital Investments
Capital investments are comprised of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our consolidated statements of cash flows as shown on page 5. Capital investments exclude strategic investments or acquisitions, if any.

We have publicly announced GHG emissions reduction/offset targets for 2025 and 2035. We believe that our expected allocation of growth capital into lower-carbon projects is consistent with such targets. Certain of these lower-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2022 discussed below. Our capital investments in future years to achieve these targets are expected to include investments associated with certain lower-carbon projects currently at various stages of progress, evaluation, or approval.

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
We are a 50 percent joint venture member in DGD and consolidate its financial statements. As a result, all of DGD’s net cash provided by operating activities (or operating cash flow) is included in our consolidated net cash provided by operating activities. DGD’s members use DGD’s operating cash flow (excluding changes in its current assets and current liabilities) to fund its capital investments rather than distribute all of that cash to themselves. Because DGD’s operating cash flow is effectively attributable to each member, only 50 percent of DGD’s capital investments should be attributed to our net share of capital investments. We also exclude all of the capital expenditures of other VIEs that we consolidate because we do not operate those VIEs. See Note 6 of Condensed Notes to Consolidated Financial

Statements for more information about the VIEs that we consolidate. We believe capital investments attributable to Valero is an important measure because it more accurately reflects our capital investments.
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

	Three Months Ended March 31,
	2022	2021
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$152	$160
Capital expenditures of VIEs:
DGD	219	153
Other VIEs	13	26
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	453	230
Deferred turnaround and catalyst cost expenditures of DGD	6	1
Investments in nonconsolidated joint ventures	—	12
Capital investments	843	582
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(112)	(77)
Capital expenditures of other VIEs	(13)	(26)
Capital investments attributable to Valero	$718	$479

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021, we expect to incur $2.0 billion for capital investments attributable to Valero during 2022. Approximately 60 percent of the expected capital investments attributable to Valero are for sustaining the business and 40 percent are for growth strategies, of which approximately 50 percent is allocated to expanding our low-carbon businesses.

Contractual Obligations
As of March 31, 2022, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the three months ended March 31, 2022, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2022.
As of March 31, 2022, our current portion of debt and finance lease obligations included $300 million of 4.00 percent Gulf Opportunity Zone Revenue Bonds Series 2010 (GO Zone Bonds) that are due December 1, 2040, but are subject to mandatory tender on June 1, 2022 (the Mandatory Tender Date) at a price equal to par plus accrued and unpaid interest up to, but excluding, the Mandatory Tender Date. We have the option, however, to effectuate a remarketing of these bonds. We currently expect to acquire the GO Zone Bonds on their Mandatory Tender Date.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
As of March 31, 2022, we had $1.2 billion remaining available for purchase under our stock purchase program, which has no expiration date. During the three months ended March 31, 2022, we made open market purchases of 1,334,550 shares for $126 million. Prior to these purchases, however, we had not purchased any shares of our common stock under our stock purchase program since mid-March 2020, and we will continue to evaluate the timing of repurchases when appropriate. We have no obligation to make purchases under this program.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2021, we plan to contribute approximately $116 million to our pension plans and $22 million to our other postretirement benefit plans during 2022. No significant contributions were made during the three months ended March 31, 2022.

Environmental Matters
Our operations are subject to extensive environmental regulations by governmental authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, GHG emissions, and characteristics and composition of many of our products. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase in the future. See Note 12 of Condensed Notes to Consolidated Financial Statements for disclosure of our environmental liabilities.

Cash Held by Our Foreign Subsidiaries
As of March 31, 2022, $1.4 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us. However, we have accrued for withholding taxes and U.S. state income taxes on a portion of the cash held by certain of our foreign subsidiaries and we believe that the remaining cost is not material to our financial position and liquidity.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions, including the uncertainties concerning the COVID-19 pandemic and other worldwide events causing volatility in the global crude oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. As of March 31, 2022, there were no significant changes to our critical accounting estimates since the date our annual report on Form 10-K for the year ended December 31, 2021 was filed.
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

The following sensitivity analysis includes all of our derivative instruments entered into for purposes other than trading with which we have market risk (in millions):

	March 31, 2022	December 31, 2021
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(106)	$(61)
10% decrease in underlying commodity prices	106	61

See Note 12 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of March 31, 2022.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs. To manage this risk, we enter into contracts to purchase these credits. As of March 31, 2022 and December 31, 2021, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these blending programs.

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

	March 31, 2022 (a)
	Expected Maturity Dates
	Remainder of 2022	2023	2024	2025	2026	There- after	Total	Fair Value
Fixed rate	$300	$—	$169	$795	$905	$8,287	$10,456	$11,111
Average interest rate	4.0%	—%	1.2%	3.1%	4.1%	4.9%	4.6%
Floating rate	$821	$20	$—	$—	$—	$—	$841	$841
Average interest rate	3.6%	3.9%	—%	—%	—%	—%	3.6%

	December 31, 2021 (a)
	Expected Maturity Dates
	2022	2023	2024	2025	2026	There- after	Total	Fair Value
Fixed rate	$300	$—	$169	$1,374	$1,726	$7,637	$11,206	$12,838
Average interest rate	4.0%	—%	1.2%	3.0%	3.9%	5.0%	4.5%
Floating rate	$810	$20	$—	$—	$—	$—	$830	$830
Average interest rate	3.5%	3.9%	—%	—%	—%	—%	3.5%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
FOREIGN CURRENCY RISK

We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. As of March 31, 2022 and December 31, 2021, the fair value of our foreign currency contracts was not material.

See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2022.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2021.

Environmental Enforcement Matters
While it is not possible to predict the outcome of the following environmental proceeding, if it was decided against us, we believe that there would be no material effect on our financial condition, results of operations, and liquidity. We are reporting this proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under U.S. federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings have the potential to result in monetary sanctions of $300,000 or more.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). Between May 2017 and June 2019, our Benicia Refinery received several Violation Notices (VNs) from the BAAQMD for excess emissions, which all resulted from the 2017 third-party induced power outage at the refinery. We aggregated such VNs and resolved them with the BAAQMD during the first quarter of 2022.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year December 31, 2021. However, to the extent the Russia-Ukraine conflict or the COVID-19 pandemic adversely affect our business, financial condition, results of operations, and liquidity, they may also have the effect of heightening many of the other risks described in such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Unregistered Sales of Equity Securities. Not applicable.

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Not Purchased as Part of Publicly Announced Plans or Programs (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2022	126,802	$82.97	126,802	—	$1.4 billion
February 2022	82,074	$86.45	82,074	—	$1.4 billion
March 2022	1,336,997	$94.18	2,447	1,334,550	$1.2 billion
Total	1,545,873	$92.85	211,323	1,334,550	$1.2 billion
________________________
(a)The shares reported in this column represent purchases settled in the first quarter of 2022 relating to our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)On January 23, 2018, we announced that our Board authorized our purchase of up to $2.5 billion of our outstanding common stock, with no expiration date. As of March 31, 2022, we had $1.2 billion remaining available for purchase under this program.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.01
Amended and Restated Bylaws of Valero Energy Corporation–incorporated by reference to Exhibit 3.01 to Valero’s current report on Form 8-K dated March 15, 2022 and filed March 18, 2022 (SEC File No. 001-13175).

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
Date: April 27, 2022