Form 10-Q
period 2022-06-30
VALERO ENERGY CORP/TX
filed 2022-07-28
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 22, 2022 was 393,970,342.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,392	$4,122
Receivables, net	14,439	10,378
Inventories	7,147	6,265
Prepaid expenses and other	431	400
Total current assets	27,409	21,165
Property, plant, and equipment, at cost	49,602	49,072
Accumulated depreciation	(18,848)	(18,225)
Property, plant, and equipment, net	30,754	30,847
Deferred charges and other assets, net	6,182	5,876
Total assets	$64,345	$57,888
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,022	$1,264
Accounts payable	16,643	12,495
Accrued expenses	1,112	1,253
Taxes other than income taxes payable	1,599	1,461
Income taxes payable	1,593	378
Total current liabilities	21,969	16,851
Debt and finance lease obligations, less current portion	11,858	12,606
Deferred income tax liabilities	4,792	5,210
Other long-term liabilities	2,993	3,404
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,845	6,827
Treasury stock, at cost; 279,531,760 and 264,305,955 common shares	(17,537)	(15,677)
Retained earnings	33,079	28,281
Accumulated other comprehensive loss	(1,425)	(1,008)
Total Valero Energy Corporation stockholders’ equity	20,969	18,430
Noncontrolling interests	1,764	1,387
Total equity	22,733	19,817
Total liabilities and equity	$64,345	$57,888
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues (a)	$51,641	$27,748	$90,183	$48,554
Cost of sales:
Cost of materials and other	42,946	25,249	77,895	44,241
Operating expenses (excluding depreciation and amortization expense reflected below)	1,626	1,214	3,005	2,870
Depreciation and amortization expense	590	576	1,185	1,142
Total cost of sales	45,162	27,039	82,085	48,253
Other operating expenses	15	12	34	50
General and administrative expenses (excluding depreciation and amortization expense reflected below)	233	176	438	384
Depreciation and amortization expense	12	12	23	24
Operating income (loss)	6,219	509	7,603	(157)
Other income, net	33	102	13	147
Interest and debt expense, net of capitalized interest	(142)	(150)	(287)	(299)
Income (loss) before income tax expense	6,110	461	7,329	(309)
Income tax expense	1,342	169	1,594	21
Net income (loss)	4,768	292	5,735	(330)
Less: Net income attributable to noncontrolling interests	75	130	137	212
Net income (loss) attributable to Valero Energy Corporation stockholders	$4,693	$162	$5,598	$(542)

Earnings (loss) per common share	$11.58	$0.39	$13.75	$(1.34)
Weighted-average common shares outstanding (in millions)	404	407	406	407

Earnings (loss) per common share – assuming dilution	$11.57	$0.39	$13.74	$(1.34)
Weighted-average common shares outstanding – assuming dilution (in millions)	404	407	406	407
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,254	$1,422	$2,677	$2,542

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$4,768	$292	$5,735	$(330)
Other comprehensive income (loss):
Foreign currency translation adjustment	(442)	69	(429)	145
Net gain on pension and other postretirement benefits	9	13	17	28
Net gain (loss) on cash flow hedges	50	(7)	5	3
Other comprehensive income (loss) before income tax expense	(383)	75	(407)	176
Income tax expense related to items of other comprehensive income (loss)	7	2	7	9
Other comprehensive income (loss)	(390)	73	(414)	167
Comprehensive income (loss)	4,378	365	5,321	(163)
Less: Comprehensive income attributable to noncontrolling interests	101	127	140	214
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$4,277	$238	$5,181	$(377)

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2022	$7	$6,832	$(15,794)	$28,785	$(1,009)	$18,821	$1,589	$20,410
Net income	—	—	—	4,693	—	4,693	75	4,768
Dividends on common stock ($0.98 per share)	—	—	—	(399)	—	(399)	—	(399)
Stock-based compensation expense	—	15	—	—	—	15	—	15
Transactions in connection with stock-based compensation plans	—	(2)	5	—	—	3	—	3
Purchases of common stock for treasury	—	—	(1,748)	—	—	(1,748)	—	(1,748)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	—	—	—	(416)	(416)	26	(390)
Balance as of June 30, 2022	$7	$6,845	$(17,537)	$33,079	$(1,425)	$20,969	$1,764	$22,733

Balance as of March 31, 2021	$7	$6,810	$(15,700)	$27,849	$(1,165)	$17,801	$926	$18,727
Net income	—	—	—	162	—	162	130	292
Dividends on common stock ($0.98 per share)	—	—	—	(401)	—	(401)	—	(401)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Transactions in connection with stock-based compensation plans	—	(4)	5	—	—	1	—	1
Purchases of common stock for treasury	—	—	(1)	—	—	(1)	—	(1)
Other comprehensive income (loss)	—	—	—	—	76	76	(3)	73
Balance as of June 30, 2021	$7	$6,819	$(15,696)	$27,610	$(1,089)	$17,651	$1,053	$18,704

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2021	$7	$6,827	$(15,677)	$28,281	$(1,008)	$18,430	$1,387	$19,817
Net income	—	—	—	5,598	—	5,598	137	5,735
Dividends on common stock ($1.96 per share)	—	—	—	(800)	—	(800)	—	(800)
Stock-based compensation expense	—	47	—	—	—	47	—	47
Transactions in connection with stock-based compensation plans	—	(29)	32	—	—	3	—	3
Purchases of common stock for treasury	—	—	(1,892)	—	—	(1,892)	—	(1,892)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other comprehensive income (loss)	—	—	—	—	(417)	(417)	3	(414)
Balance as of June 30, 2022	$7	$6,845	$(17,537)	$33,079	$(1,425)	$20,969	$1,764	$22,733

Balance as of December 31, 2020	$7	$6,814	$(15,719)	$28,953	$(1,254)	$18,801	$841	$19,642
Net income (loss)	—	—	—	(542)	—	(542)	212	(330)
Dividends on common stock ($1.96 per share)	—	—	—	(801)	—	(801)	—	(801)
Stock-based compensation expense	—	41	—	—	—	41	—	41
Transactions in connection with stock-based compensation plans	—	(36)	38	—	—	2	—	2
Purchases of common stock for treasury	—	—	(15)	—	—	(15)	—	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	165	165	2	167
Balance as of June 30, 2021	$7	$6,819	$(15,696)	$27,610	$(1,089)	$17,651	$1,053	$18,704

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,735	$(330)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,208	1,166
Loss on early retirement of debt	50	—
Gain on sale of assets	—	(62)
Deferred income tax benefit	(333)	(136)
Changes in current assets and current liabilities	(128)	1,251
Changes in deferred charges and credits and other operating activities, net	(99)	67
Net cash provided by operating activities	6,433	1,956
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(324)	(261)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(458)	(398)
Other VIEs	(19)	(35)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(681)	(426)
Deferred turnaround and catalyst cost expenditures of DGD	(13)	(1)
Proceeds from sale of assets	32	270
Investments in nonconsolidated joint ventures	(1)	(9)
Other investing activities, net	4	24
Net cash used in investing activities	(1,460)	(836)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	1,439	—
Proceeds from borrowings of VIEs:
DGD	359	—
Other VIEs	46	16
Repayments of debt and finance lease obligations (excluding VIEs)	(2,580)	(63)
Repayments of debt and finance lease obligations of VIEs:
DGD	(365)	—
Other VIEs	(33)	(3)
Premiums paid on early retirement of debt	(48)	—
Purchases of common stock for treasury	(1,892)	(15)
Common stock dividend payments	(800)	(801)
Contributions from noncontrolling interests	240	—
Distributions to noncontrolling interests	(3)	(2)
Other financing activities, net	(5)	2
Net cash used in financing activities	(3,642)	(866)
Effect of foreign exchange rate changes on cash	(61)	5
Net increase in cash and cash equivalents	1,270	259
Cash and cash equivalents at beginning of period	4,122	3,313
Cash and cash equivalents at end of period	$5,392	$3,572
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

These unaudited financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these interim financial statements reflect all adjustments considered necessary for a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The financial statements presented herein should be read in conjunction with the financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    UNCERTAINTIES

During the three and six months ended June 30, 2022, our results were favorably impacted by the effect from the ongoing recovery in the worldwide demand for petroleum-based transportation fuels while the worldwide supply of those products was constrained. This supply and demand imbalance has contributed to increases in the market prices of the petroleum-based transportation fuels that we produce (as well as crude oil and other feedstocks that are processed to make these products) and in refining margins. Factors contributing to the supply and demand imbalance and the associated volatility in market prices, among others, are the loss of refining capacity resulting from refinery closures and the transition of refineries to renewable fuel production, and the Russia-Ukraine conflict. The Russia-Ukraine conflict, which began in February 2022, has exacerbated the fuel supply imbalance as a result of changes in trade flows of crude oil and petroleum-based products as countries and private market participants responded to the conflict by taking actions to refrain from purchasing and transporting Russian crude oil and petroleum-based products.

Many uncertainties remain with respect to the supply and demand imbalance and the resulting volatility in market prices for petroleum-based transportation fuels (including the potential negative impacts on the demand for those products due to the continued volatility in market prices), the current inflationary environment, and the possible responses from governmental authorities to new variants of the COVID-19 virus that could negatively affect the demand and market prices for our products and the worldwide economy. Developments with respect to the uncertainties described above are occurring at a rapid pace and cannot be predicted. Their overall economic impact and resulting impact on us also cannot be predicted with certainty at this time.

3.    INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Refinery feedstocks	$1,888	$1,995
Refined petroleum products and blendstocks	4,328	3,567
Renewable diesel feedstocks and products	319	135
Ethanol feedstocks and products	315	273
Materials and supplies	297	295
Inventories	$7,147	$6,265

As of June 30, 2022 and December 31, 2021, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $9.7 billion and $5.2 billion, respectively. Our non-LIFO inventories accounted for $1.5 billion and $1.4 billion of our total inventories as of June 30, 2022 and December 31, 2021, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4.    PROPERTY, PLANT, AND EQUIPMENT

In June 2022, we sold our ethanol plant in Jefferson, Wisconsin for $32 million, which resulted in a gain of $23 million that is included in depreciation and amortization expense for the three and six months ended June 30, 2022.

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

5.    DEBT

Public Debt
In June 2022, we reduced our debt through the acquisition of the $300 million of 4.00 percent Gulf Opportunity Zone Revenue Bonds Series 2010 (GO Zone Bonds) that are due December 1, 2040, but were subject to mandatory tender on June 1, 2022. We have the option to effectuate a remarketing of these bonds.

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

In connection with the early debt retirement activity described above, we recognized a charge of $50 million in “other income, net” primarily comprised of $48 million of premiums paid.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				June 30, 2022
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$912		$3,088
Canadian Revolver	C$	150	November 2022	C$	—	C$	5	C$	145
Accounts receivable sales facility (b)		$1,300	July 2022		$—	n/a			$1,300
Letter of credit facility		$50	November 2022	n/a			$—		$50
Committed facilities of VIEs (c):
DGD Revolver (d)		$400	March 2024		$100		$18		$282
DGD Loan Agreement (e)		$25	April 2023		$25	n/a			$—
IEnova Revolver (f)		$830	February 2028		$695	n/a			$135
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$1,448	n/a
________________________
(a)Letters of credit issued as of June 30, 2022 expire at various times in 2022 through 2023.
(b)In July 2022, we extended the maturity date of this facility to July 2023.
(c)Creditors of the VIEs do not have recourse against us.
(d)The variable interest rate on the DGD Revolver was 3.030 percent and 1.860 percent as of June 30, 2022 and December 31, 2021, respectively.
(e)The amounts shown for this facility represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation. The variable interest rate on the DGD Loan Agreement was 3.620 percent and 2.603 percent as of June 30, 2022 and December 31, 2021, respectively.
(f)The variable interest rate on the IEnova Revolver was 4.617 percent and 3.781 percent as of June 30, 2022 and December 31, 2021, respectively.

Activity under our credit facilities was as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Borrowings:
Accounts receivable sales facility	$800	$—
DGD Revolver	359	—
IEnova Revolver	46	16
Repayments:
Accounts receivable sales facility	(800)	—
DGD Revolver	(359)	—
IEnova Revolver	(30)	—

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and debt expense	$156	$162	$313	$326
Less: Capitalized interest	14	12	26	27
Interest and debt expense, net of capitalized interest	$142	$150	$287	$299

6.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs and with respect to our employee stock-based compensation plans. During the three and six months ended June 30, 2022, we purchased for treasury 14,211,408 shares for $1.7 billion and 15,757,281 shares for $1.9 billion, respectively. During the three and six months ended June 30, 2021, we purchased for treasury 7,072 shares for $1 million and 228,060 shares for $15 million, respectively. On January 23, 2018, the Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date (the 2018 Program), and we completed all authorized share purchases under that program during the three months ended June 30, 2022. On July 7, 2022, we announced that our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date (the 2022 Program).

Common Stock Dividends
On July 21, 2022, our Board declared a quarterly cash dividend of $0.98 per common share payable on September 1, 2022 to holders of record at the close of business on August 4, 2022.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2022				2021
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(549)	$(437)	$(23)	$(1,009)	$(439)	$(728)	$2	$(1,165)
Other comprehensive income (loss) before reclassifications	(442)	1	(50)	(491)	66	—	(7)	59
Amounts reclassified from accumulated other comprehensive loss	—	4	69	73	—	14	4	18
Effect of exchange rates	—	2	—	2	—	(1)	—	(1)
Other comprehensive income (loss)	(442)	7	19	(416)	66	13	(3)	76
Balance as of end of period	$(991)	$(430)	$(4)	$(1,425)	$(373)	$(715)	$(1)	$(1,089)

	Six Months Ended June 30,
	2022				2021
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(562)	$(441)	$(5)	$(1,008)	$(515)	$(737)	$(2)	$(1,254)
Other comprehensive income (loss) before reclassifications	(429)	(2)	(114)	(545)	142	1	(12)	131
Amounts reclassified from accumulated other comprehensive loss	—	11	115	126	—	22	13	35
Effect of exchange rates	—	2	—	2	—	(1)	—	(1)
Other comprehensive income (loss)	(429)	11	1	(417)	142	22	1	165
Balance as of end of period	$(991)	$(430)	$(4)	$(1,425)	$(373)	$(715)	$(1)	$(1,089)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2022, the significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
June 30, 2022
Assets
Cash and cash equivalents	$171	$—	$14	$185
Other current assets	835	8	25	868
Property, plant, and equipment, net	3,052	661	87	3,800
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$419	$718	$24	$1,161
Debt and finance lease obligations, less current portion	258	—	—	258

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2021
Assets
Cash and cash equivalents	$21	$—	$15	$36
Other current assets	558	10	13	581
Property, plant, and equipment, net	2,629	676	91	3,396
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$398	$729	$9	$1,136
Debt and finance lease obligations, less current portion	264	—	20	284

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

On April 19, 2021, we sold a 24.99 percent membership interest in MVP Terminalling, LLC (MVP), a nonconsolidated joint venture with a subsidiary of Magellan Midstream Partners, L. P., for $270 million that resulted in a gain of $62 million, which is included in “other income, net” for the three and six months ended June 30, 2021. MVP owns and operates a marine terminal located on the Houston Ship Channel in Pasadena, Texas. We retained a 25.01 percent membership interest in MVP.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2022	2021	2022	2021
Three months ended June 30
Service cost	$39	$41	$1	$1
Interest cost	21	18	2	1
Expected return on plan assets	(48)	(48)	—	—
Amortization of:
Net actuarial loss	13	20	—	—
Prior service credit	(5)	(5)	(1)	(1)
Special charges	—	4	—	—
Net periodic benefit cost	$20	$30	$2	$1

Six months ended June 30
Service cost	$77	$81	$3	$3
Interest cost	42	36	4	3
Expected return on plan assets	(96)	(96)	—	—
Amortization of:
Net actuarial loss	26	40	—	—
Prior service credit	(9)	(9)	(2)	(3)
Special charges	—	4	—	—
Net periodic benefit cost	$40	$56	$5	$3

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

9.    INCOME TAXES

Income Tax Expense
There was no significant variation in the customary relationship between income tax expense and income before income tax expense for the three and six months ended June 30, 2022.

During the three months ended June 30, 2021, certain statutory income tax rate changes (primarily an increase in the United Kingdom (U.K.) rate from 19 percent to 25 percent effective in 2023) were enacted that resulted in the remeasurement of our deferred tax liabilities. We recognized deferred income tax expense of $64 million during the three and six months ended June 30, 2021, which represented the net increase in our deferred tax liabilities resulting from the changes in the income tax rates.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Returns Under Audit
We expect to complete the appeals process for certain U.S. federal income tax audits within the next 12 months. We do not expect to have a significant change to our liability for unrecognized tax benefits upon the settlement of our ongoing audits, and we believe that the ultimate settlement of our audits will not be material to our financial condition, results of operations, and liquidity.

10.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$4,693	$162	$5,598	$(542)
Less: Income allocated to participating securities	17	2	20	3
Net income (loss) available to common stockholders	$4,676	$160	$5,578	$(545)

Weighted-average common shares outstanding	404	407	406	407

Earnings (loss) per common share	$11.58	$0.39	$13.75	$(1.34)

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$4,693	$162	$5,598	$(542)
Less: Income allocated to participating securities	17	2	20	3
Net income (loss) available to common stockholders	$4,676	$160	$5,578	$(545)

Weighted-average common shares outstanding	404	407	406	407
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	404	407	406	407

Earnings (loss) per common share – assuming dilution	$11.57	$0.39	$13.74	$(1.34)

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

Contract Balances
Contract balances were as follows (in millions):

	June 30, 2022	December 31, 2021
Receivables from contracts with customers, included in receivables, net	$9,399	$6,228
Contract liabilities, included in accrued expenses	109	78

During the six months ended June 30, 2022 and 2021, we recognized as revenue $72 million and $40 million that was included in contract liabilities as of December 31, 2021 and 2020, respectively. Revenue recognized related to contract liabilities during the three months ended June 30, 2022 and 2021 was not material.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2022, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 7, and the associated activities to market renewable diesel. The principal product manufactured by DGD and sold by this segment is renewable diesel. This segment sells some renewable diesel to the Refining segment, which is then sold to that segment’s customers.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2022
Revenues:
Revenues from external customers	$49,495	$855	$1,291	$—	$51,641
Intersegment revenues	11	596	201	(808)	—
Total revenues	49,506	1,451	1,492	(808)	51,641
Cost of sales:
Cost of materials and other (a)	41,313	1,213	1,226	(806)	42,946
Operating expenses (excluding depreciation and amortization expense reflected below)	1,402	58	167	(1)	1,626
Depreciation and amortization expense	565	28	(3)	—	590
Total cost of sales	43,280	1,299	1,390	(807)	45,162
Other operating expenses	14	—	1	—	15
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	233	233
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$6,212	$152	$101	$(246)	$6,219

Three months ended June 30, 2021
Revenues:
Revenues from external customers	$25,968	$496	$1,284	$—	$27,748
Intersegment revenues	1	76	84	(161)	—
Total revenues	25,969	572	1,368	(161)	27,748
Cost of sales:
Cost of materials and other (a)	24,000	281	1,130	(162)	25,249
Operating expenses (excluding depreciation and amortization expense reflected below)	1,064	31	119	—	1,214
Depreciation and amortization expense	544	12	20	—	576
Total cost of sales	25,608	324	1,269	(162)	27,039
Other operating expenses	12	—	—	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	176	176
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$349	$248	$99	$(187)	$509
________________________
See note (a) on page 20.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2022
Revenues:
Revenues from external customers	$86,308	$1,450	$2,425	$—	$90,183
Intersegment revenues	15	982	328	(1,325)	—
Total revenues	86,323	2,432	2,753	(1,325)	90,183
Cost of sales:
Cost of materials and other (a)	74,919	1,968	2,330	(1,322)	77,895
Operating expenses (excluding depreciation and amortization expense reflected below)	2,595	109	302	(1)	3,005
Depreciation and amortization expense	1,114	54	17	—	1,185
Total cost of sales	78,628	2,131	2,649	(1,323)	82,085
Other operating expenses	32	—	2	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	438	438
Depreciation and amortization expense	—	—	—	23	23
Operating income by segment	$7,663	$301	$102	$(463)	$7,603

Six months ended June 30, 2021
Revenues:
Revenues from external customers	$45,437	$848	$2,269	$—	$48,554
Intersegment revenues	4	155	144	(303)	—
Total revenues	45,441	1,003	2,413	(303)	48,554
Cost of sales:
Cost of materials and other (a)	42,022	468	2,054	(303)	44,241
Operating expenses (excluding depreciation and amortization expense reflected below)	2,535	60	275	—	2,870
Depreciation and amortization expense	1,077	24	41	—	1,142
Total cost of sales	45,634	552	2,370	(303)	48,253
Other operating expenses	50	—	—	—	50
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	384	384
Depreciation and amortization expense	—	—	—	24	24
Operating income (loss) by segment	$(243)	$451	$43	$(408)	$(157)
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $198 million and $84 million for the three months ended June 30, 2022 and 2021, respectively, and $354 million and $163 million for the six months ended June 30, 2022 and 2021, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Refining:
Gasolines and blendstocks	$20,604	$12,432	$36,164	$21,161
Distillates	24,427	10,875	41,871	19,456
Other product revenues	4,464	2,661	8,273	4,820
Total refining revenues	49,495	25,968	86,308	45,437
Renewable Diesel:
Renewable diesel	855	496	1,450	848
Ethanol:
Ethanol	979	983	1,854	1,735
Distillers grains	312	301	571	534
Total ethanol revenues	1,291	1,284	2,425	2,269
Revenues	$51,641	$27,748	$90,183	$48,554

Total assets by reportable segment were as follows (in millions):

	June 30, 2022	December 31, 2021
Refining	$52,088	$47,365
Renewable Diesel	4,237	3,437
Ethanol	1,716	1,812
Corporate and eliminations	6,304	5,274
Total assets	$64,345	$57,888

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Increase in current assets:
Receivables, net	$(4,163)	$(3,069)
Inventories	(1,056)	(47)
Prepaid expenses and other	(108)	(103)
Increase (decrease) in current liabilities:
Accounts payable	4,240	3,979
Accrued expenses	(126)	284
Taxes other than income taxes payable	133	162
Income taxes payable	952	45
Changes in current assets and current liabilities	$(128)	$1,251

Changes in current assets and current liabilities for the six months ended June 30, 2022 were primarily due to the following:

•The increase in receivables was due to an increase in refined petroleum product prices in June 2022 compared to December 2021, partially offset by a decrease in sales volumes;

•The increase in inventories was due to an increase in inventory volumes with higher inventory unit prices in June 2022 compared to December 2021;

•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in June 2022 compared to December 2021, partially offset by a decrease in crude oil and other feedstock volumes purchased; and

•The increase in income taxes payable was primarily due to higher income before income tax expense in the second quarter of 2022.

Changes in current assets and current liabilities for the six months ended June 30, 2021 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices in June 2021 compared to December 2020 combined with an increase in sales volumes, partially offset by a decrease in income taxes receivable associated with the receipt of a $962 million refund related to our U.S. federal income tax return for 2020; and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in June 2021 compared to December 2020 combined with an increase in crude oil and other feedstock volumes purchased.

Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Interest paid in excess of amount capitalized, including interest on finance leases	$291	$290
Income taxes paid (refunded), net	916	(882)

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30,
	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$196	$39	$199	$35
Financing cash flows	—	86	—	63
Changes in lease balances resulting from new and modified leases	92	164	315	46

There were no significant noncash investing and financing activities during the six months ended June 30, 2022 and 2021, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2022 and December 31, 2021.

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

	June 30, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$1,143	$—	$—	$1,143	$(1,131)	$(4)	$8	$—
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	73	—	6	79	n/a	n/a	79	n/a
Total	$1,218	$5	$6	$1,229	$(1,131)	$(4)	$94

Liabilities
Commodity derivative contracts	$1,338	$—	$—	$1,338	$(1,131)	$(207)	$—	$(210)
Blending program obligations	—	30	—	30	n/a	n/a	30	n/a
Physical purchase contracts	—	26	—	26	n/a	n/a	26	n/a
Foreign currency contracts	24	—	—	24	n/a	n/a	24	n/a
Total	$1,362	$56	$—	$1,418	$(1,131)	$(207)	$80

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$522	$—	$—	$522	$(444)	$(15)	$63	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	83	—	6	89	n/a	n/a	89	n/a
Total	$606	$4	$6	$616	$(444)	$(15)	$157

Liabilities
Commodity derivative contracts	$472	$—	$—	$472	$(444)	$(28)	$—	$(41)
Blending program obligations	—	57	—	57	n/a	n/a	57	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$482	$62	$—	$544	$(444)	$(28)	$72

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$5,392	$5,392	$4,122	$4,122
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	10,898	10,694	11,950	13,668

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2022, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2022	2023
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	640	—
Futures – short	3,920	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	72,277	47
Futures – short	68,735	—
Corn:
Futures – long	155,075	255
Futures – short	206,335	4,345
Physical contracts – long	49,624	4,093

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2022, we had foreign currency contracts to purchase $974 million of U.S. dollars and $1.2 billion of U.S. dollar equivalent Canadian dollars. Of these commitments, $1.8 billion matured on or before July 27, 2022 and the remaining $370 million will mature by August 4, 2022.

Renewable and Low-Carbon Fuel Blending Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Blending Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily renewable identification numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Blending Programs was $221 million and $680 million for the three months ended June 30, 2022 and 2021, respectively, and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$523 million and $1.1 billion for the six months ended June 30, 2022 and 2021, respectively. These amounts are reflected in cost of materials and other.

Fair Values of Derivative Instruments
The following tables provide information about the fair values of our derivative instruments as of June 30, 2022 and December 31, 2021 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 13 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2022		December 31, 2021
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$29	$92	$3	$26

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$1,114	$1,246	$519	$446
Physical purchase contracts	Inventories	5	26	4	5
Foreign currency contracts	Receivables, net	2	—	1	—
Foreign currency contracts	Accrued expenses	—	24	—	10
Total		$1,121	$1,296	$524	$461

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Commodity contracts:
Loss recognized in other comprehensive income (loss) on derivatives	n/a	$(130)	$(18)	$(294)	$(31)
Loss reclassified from accumulated other comprehensive loss into income	Revenues	(180)	(11)	(299)	(34)

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 and 2021, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months as a result of the hedged transactions that are forecasted to occur as of June 30, 2022 was immaterial. For the three and six months ended June 30, 2022 and 2021, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2022 and 2021 are described in Note 6.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Commodity contracts	Revenues	$(2)	$13	$(6)	$20
Commodity contracts	Cost of materials and other	(272)	21	(867)	(57)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	6	2	9	3
Foreign currency contracts	Cost of materials and other	49	6	47	(2)
Foreign currency contracts	Other income, net	(115)	53	(81)	83

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

These forward-looking statements include, among other things, statements regarding:

•the effects and impact of the emergence of new variants of the COVID-19 virus and government responses thereto;
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

•the effect of general economic and other conditions, including inflation, on refining, renewable diesel, and ethanol industry fundamentals;
•expectations regarding our risk management activities, including the anticipated effects of our hedge transactions;
•expectations regarding our counterparties, including our ability to pass on increased compliance costs and timely collect receivables, and the credit risk within our accounts receivable or accounts payable;
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our publicly announced greenhouse gas (GHG) emissions reduction/displacement targets and our current and any future carbon transition projects.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves, our industry, and the global economy and financial markets generally. We caution that these statements are not guarantees of future performance or results and involve known and unknown risks and uncertainties, the ultimate outcomes of which we cannot predict with certainty. In addition, we based many of these forward-looking statements on assumptions about future events, the ultimate outcomes of which we cannot predict with certainty and which may prove to be inaccurate. Accordingly, actual performance or results may differ materially from the future performance or results that we have expressed, suggested, or forecast in the forward-looking statements. Differences between actual performance or results and any future performance or results expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:

•the effects arising out of the Russia-Ukraine conflict, including with respect to changes in trade flows and impacts to crude oil and other markets;
•demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), renewable diesel, and ethanol and corn related co-products;
•demand for, and supplies of, crude oil and other feedstocks;
•the effects of public health threats, pandemics, and epidemics, such as the COVID-19 pandemic and variants of the virus, governmental and societal responses thereto, and the adverse impacts of the foregoing on our business, financial condition, results of operations, and liquidity, including, but not limited to, our growth, operating costs, administrative costs, supply chain, labor availability, logistical capabilities, customer demand for our products, and industry demand generally, margins, production and throughput capacity, utilization, inventory value, cash position, taxes, the price of our securities and trading markets with respect thereto, our ability to access capital markets, and the global economy and financial markets generally;
•acts of terrorism aimed at either our refineries and plants or third-party facilities that could impair our ability to produce or transport refined petroleum products, renewable diesel, ethanol, or corn related co-products, to receive feedstocks, or otherwise operate efficiently;
•the effects of war or hostilities, and political and economic conditions, in countries that produce crude oil or other feedstocks or consume refined petroleum products, renewable diesel, ethanol or corn related co-products;
•the ability of the members of the Organization of Petroleum Exporting Countries to agree on and to maintain crude oil price and production controls;
•the level of consumer demand, consumption and overall economic activity, including the effects from seasonal fluctuations and market prices;
•refinery, renewable diesel plant, or ethanol plant overcapacity or undercapacity;

•the risk that any transactions may not provide the anticipated benefits or may result in unforeseen detriments;
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
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, environmental regulations, changes to income tax rates, introduction of a global minimum tax, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under the Renewable and Low-Carbon Fuel Blending Programs and the other environmental emissions programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other governmental agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business or operations;
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including trade restrictions, expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs, transportation delays, import and export controls, labor unrest, security issues involving key personnel, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, and other actions, policies and initiatives by the states, counties, cities, and other jurisdictions in the countries in which we operate or otherwise do business;
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
•overall economic conditions, including the stability and liquidity of financial markets, and the effect thereof on consumer demand; and
•other factors generally described in the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2021.

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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (g) beginning on page 55 for reconciliations of adjusted operating income (loss) (including adjusted operating income (loss) for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (g), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 61 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 60, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the second quarter and first six months of 2022 were favorably impacted by the effect from the ongoing recovery in the worldwide demand for petroleum-based transportation fuels while the worldwide supply of those products remained constrained. This supply and demand imbalance has contributed to increases in the market prices of petroleum-based transportation fuels (as well as crude oil and other feedstocks that are processed to make these products) and in refining margins. Supply has remained constrained for a variety of reasons, including, but not limited to, effects from refinery closures and disruptions in the crude oil and petroleum-based products markets resulting from the Russia-Ukraine conflict. Refineries closed over the last two years and other refineries ceased crude oil processing and are being transitioned to renewable fuel production. In addition, these negative impacts to the supply of petroleum-based products have been exacerbated by the Russia-Ukraine conflict as a result of countries and private market participants responding to the conflict by taking actions to refrain from purchasing and transporting Russian crude oil and petroleum-based products.

The strong demand for our products and the increase in refining margins were the primary contributors to us reporting $4.7 billion of net income attributable to Valero stockholders for the second quarter of 2022 and $5.6 billion of net income attributable to Valero stockholders for the first six months of 2022. Our operating results, including operating results by segment, are described in the following summary under “Second Quarter Results” and “First Six Months Results.” Detailed descriptions can be found under “RESULTS OF OPERATIONS.”

Our operations generated $6.4 billion of cash during the first six months of 2022. This cash was used to make $1.5 billion of capital investments in our business and return $2.7 billion to our stockholders through dividend payments and the purchase of common stock for treasury. In addition, we completed various debt reduction and refinancing transactions that reduced our debt by $1.05 billion during the first six months of 2022. As a result of this and other activity, our cash and cash equivalents increased by $1.3 billion, from $4.1 billion as of December 31, 2021 to $5.4 billion as of June 30, 2022. We had $9.8 billion in liquidity as of June 30, 2022. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources, can be found under “LIQUIDITY AND CAPITAL RESOURCES.”

Second Quarter Results
For the second quarter of 2022, we reported net income attributable to Valero stockholders of $4.7 billion compared to $162 million for the second quarter of 2021. The increase of $4.5 billion was primarily due to higher operating income of $5.7 billion, partially offset by higher income tax expense of $1.2 billion. The details of our operating income and adjusted operating income by segment and in total are reflected on the following page. Adjusted operating income excludes the adjustments reflected in the tables in note (g).

	Three Months Ended June 30,
	2022	2021	Change
Refining segment:
Operating income	$6,212	$349	$5,863
Adjusted operating income	6,122	442	5,680
Renewable Diesel segment:
Operating income	152	248	(96)
Ethanol segment:
Operating income	101	99	2
Adjusted operating income	79	99	(20)
Total company:
Operating income	6,219	509	5,710
Adjusted operating income	6,127	602	5,525

While our operating income increased by $5.7 billion in the second quarter of 2022 compared to the second quarter of 2021, adjusted operating income increased by $5.5 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $5.7 billion primarily due to higher gasoline and distillate (primarily diesel) margins and higher throughput volumes, partially offset by higher operating expenses (excluding depreciation and amortization expense) and lower margins on other products.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $96 million primarily due to higher feedstock costs, an unfavorable impact from commodity derivative instruments associated with our price risk management activities, and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher sales volumes and higher renewable diesel prices.

•Ethanol segment. Ethanol segment adjusted operating income decreased by $20 million primarily due to higher corn prices, lower production volumes, and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher ethanol and corn related co-product prices.

First Six Months Results
For the first six months of 2022, we reported net income attributable to Valero stockholders of $5.6 billion compared to a net loss attributable to Valero stockholders of $542 million for the first six months of 2021. The increase of $6.1 billion was primarily due to higher operating income of $7.8 billion, partially offset by higher income tax expense of $1.6 billion. The details of our operating income (loss) and adjusted operating income (loss) by segment and in total are reflected on the following page. Adjusted operating income (loss) excludes the adjustments reflected in the tables in note (g).

	Six Months Ended June 30,
	2022	2021	Change
Refining segment:
Operating income (loss)	$7,663	$(243)	$7,906
Adjusted operating income (loss)	7,591	(32)	7,623
Renewable Diesel segment:
Operating income	301	451	(150)
Ethanol segment:
Operating income	102	43	59
Adjusted operating income	81	43	38
Total company:
Operating income (loss)	7,603	(157)	7,760
Adjusted operating income	7,530	54	7,476
While our operating income increased by $7.8 billion in the first six months of 2022 compared to the first six months of 2021, adjusted operating income increased by $7.5 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $7.6 billion primarily due to higher gasoline and distillate (primarily diesel) margins and higher throughput volumes, partially offset by lower margins on other products.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $150 million primarily due to higher feedstock costs, an unfavorable impact from commodity derivative instruments associated with our price risk management activities, and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher sales volumes and higher renewable diesel prices.

•Ethanol segment. Ethanol segment adjusted operating income increased by $38 million primarily due to higher ethanol and corn related co-product prices, partially offset by higher corn prices and higher operating expenses (excluding depreciation and amortization expense).

Outlook
Many uncertainties remain with respect to the supply and demand imbalance in the petroleum-based products market worldwide, and while it is difficult to predict the ultimate economic impacts this may have on us, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of 2022.

•Gasoline and diesel demand has returned to near pre-pandemic levels and is expected to follow typical seasonal patterns. Jet fuel demand continues to improve slowly but remains below pre-pandemic levels.

•Light product (primarily gasoline and diesel) inventories in the U.S. are below historical levels and should support continued high utilization of refining capacity.

•Crude oil discounts are expected to remain near current levels absent changes in crude oil supply or availability.

•Renewable diesel margins are expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (g) beginning on page 55, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 54 through 57.

Second Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$49,495	$855	$1,291	$—	$51,641
Intersegment revenues	11	596	201	(808)	—
Total revenues	49,506	1,451	1,492	(808)	51,641
Cost of sales:
Cost of materials and other (a)	41,313	1,213	1,226	(806)	42,946
Operating expenses (excluding depreciation and amortization expense reflected below)	1,402	58	167	(1)	1,626
Depreciation and amortization expense (c)	565	28	(3)	—	590
Total cost of sales	43,280	1,299	1,390	(807)	45,162
Other operating expenses	14	—	1	—	15
General and administrative expenses (excluding depreciation and amortization expense reflected below) (d)	—	—	—	233	233
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$6,212	$152	$101	$(246)	6,219
Other income, net					33
Interest and debt expense, net of capitalized interest					(142)
Income before income tax expense					6,110
Income tax expense					1,342
Net income					4,768
Less: Net income attributable to noncontrolling interests					75
Net income attributable to Valero Energy Corporation stockholders					$4,693

Second Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$25,968	$496	$1,284	$—	$27,748
Intersegment revenues	1	76	84	(161)	—
Total revenues	25,969	572	1,368	(161)	27,748
Cost of sales:
Cost of materials and other	24,000	281	1,130	(162)	25,249
Operating expenses (excluding depreciation and amortization expense reflected below)	1,064	31	119	—	1,214
Depreciation and amortization expense	544	12	20	—	576
Total cost of sales	25,608	324	1,269	(162)	27,039
Other operating expenses	12	—	—	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	176	176
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$349	$248	$99	$(187)	509
Other income, net (e)					102
Interest and debt expense, net of capitalized interest					(150)
Income before income tax expense					461
Income tax expense (f)					169
Net income					292
Less: Net income attributable to noncontrolling interests					130
Net income attributable to Valero Energy Corporation stockholders					$162

Second Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended June 30,
	2022	2021
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$111.69	$69.00
Brent less West Texas Intermediate (WTI) crude oil	3.03	2.91
Brent less Alaska North Slope (ANS) crude oil	(0.78)	0.56
Brent less Louisiana Light Sweet (LLS) crude oil	1.54	1.05
Brent less Argus Sour Crude Index (ASCI) crude oil	6.59	3.34
Brent less Maya crude oil	7.91	6.13
LLS crude oil	110.15	67.95
LLS less ASCI crude oil	5.05	2.29
LLS less Maya crude oil	6.37	5.08
WTI crude oil	108.66	66.09

Natural gas (dollars per million British Thermal Units (MMBtu))	7.23	2.93

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	31.33	14.43
Ultra-low-sulfur (ULS) diesel less Brent	55.95	12.99
Propylene less Brent	(38.56)	(20.41)
CBOB gasoline less LLS	32.87	15.48
ULS diesel less LLS	57.49	14.04
Propylene less LLS	(37.02)	(19.36)
U.S. Mid-Continent:
CBOB gasoline less WTI	36.08	19.93
ULS diesel less WTI	60.16	18.42
North Atlantic:
CBOB gasoline less Brent	41.58	17.37
ULS diesel less Brent	70.25	15.07
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	55.06	27.18
California Air Resources Board (CARB) diesel less ANS	58.37	15.28
CARBOB 87 gasoline less WTI	58.87	29.53
CARB diesel less WTI	62.18	17.63

Second Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended June 30,
	2022	2021
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$4.03	$2.00
Biodiesel RIN (dollars per RIN)	1.70	1.71
California Low-Carbon Fuel Standard (dollars per metric ton)	104.30	184.82
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.80	0.63

Ethanol
CBOT corn (dollars per bushel)	7.77	6.58
New York Harbor ethanol (dollars per gallon)	2.84	2.38

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the second quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2022	2021	Change
Revenues	$51,641	$27,748	$23,893
Cost of sales (see notes (a) and (c))	45,162	27,039	18,123
General and administrative expenses (excluding depreciation and amortization expense) (see note (d))	233	176	57
Operating income	6,219	509	5,710
Adjusted operating income (see note (g))	6,127	602	5,525
Other income, net (see note (e))	33	102	(69)
Income tax expense (see note (f))	1,342	169	1,173
Net income attributable to noncontrolling interests	75	130	(55)

Revenues increased by $23.9 billion in the second quarter of 2022 compared to the second quarter of 2021 primarily due to increases in the product prices of the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues was partially offset by an increase in cost of sales of $18.1 billion, which was primarily due to increases in crude oil and other feedstock costs, and an increase in general and administrative expenses (excluding depreciation and amortization expense) of $57 million, which was primarily due to an increase of $26 million in certain employee compensation expenses and a charge of $20 million for an environmental reserve adjustment (see note (d)). These changes resulted in a $5.7 billion increase in operating income, from $509 million in the second quarter of 2021 to $6.2 billion in the second quarter of 2022.

Adjusted operating income increased by $5.5 billion, from $602 million in the second quarter of 2021 to $6.1 billion in the second quarter of 2022. The components of this $5.5 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” decreased by $69 million in the second quarter of 2022 compared to the second quarter of 2021 primarily due to the effect of the gain of $62 million in the second quarter of 2021 on the sale of a 24.99 percent membership interest in MVP, partially offset by an asset impairment loss of $24 million in the second quarter of 2021 resulting from the cancellation of a pipeline extension project by our nonconsolidated joint venture, Diamond Pipeline LLC. These items are more fully described in note (e).
Income tax expense increased by $1.2 billion in the second quarter of 2022 compared to the second quarter of 2021 primarily as a result of higher income before income tax expense.
Net income attributable to noncontrolling interests decreased by $55 million in the second quarter of 2022 compared to the second quarter of 2021 primarily due to lower earnings associated with DGD. See Note 7 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the second quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2022	2021	Change
Operating income	$6,212	$349	$5,863
Adjusted operating income (see note (g))	6,122	442	5,680

Refining margin (see note (g))	$8,089	$2,050	$6,039
Operating expenses (excluding depreciation and amortization expense reflected below)	1,402	1,064	338
Depreciation and amortization expense	565	544	21

Throughput volumes (thousand barrels per day) (see note (h))	2,962	2,835	127
Refining segment operating income increased by $5.9 billion in the second quarter of 2022 compared to the second quarter of 2021; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (g), increased by $5.7 billion in the second quarter of 2022 compared to the second quarter of 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $6.0 billion in the second quarter of 2022 compared to the second quarter of 2021.

Refining segment margin is primarily affected by the prices of the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 41 reflects market reference prices and differentials that we believe had a material impact on the change in our Refining segment margin in the second quarter of 2022 compared to the second quarter of 2021.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $4.0 billion.
◦An increase in gasoline margins had a favorable impact of approximately $2.1 billion.

◦An increase in throughput volumes of 127,000 barrels per day had a favorable impact of approximately $347 million.

◦Lower margins on other products had an unfavorable impact of approximately $265 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $338 million primarily due to higher energy costs of $210 million, higher chemical and catalyst costs of $21 million, higher maintenance expense of $18 million, and an increase in certain employee compensation expenses of $16 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the second quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2022	2021	Change
Operating income	$152	$248	$(96)

Renewable Diesel margin (see note (g))	$238	$291	$(53)
Operating expenses (excluding depreciation and amortization expense reflected below)	58	31	27
Depreciation and amortization expense	28	12	16

Sales volumes (thousand gallons per day) (see note (h))	2,182	923	1,259

Renewable Diesel segment operating income decreased by $96 million in the second quarter of 2022 compared to the second quarter of 2021. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin decreased by $53 million in the second quarter of 2022 compared to the second quarter of 2021.
Renewable Diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 42 reflects market reference prices that we believe had a material impact on the change in our Renewable Diesel segment margin in the second quarter of 2022 compared to the second quarter of 2021.

The decrease in Renewable Diesel segment margin was primarily due to the following:

◦An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $563 million.

◦Price risk management activities had an unfavorable impact of approximately $172 million. We recognized a hedge loss of $183 million in the second quarter of 2022 compared to a hedge loss of $11 million in the second quarter of 2021.

◦An increase in sales volumes of 1.3 million gallons per day had a favorable impact of approximately $493 million. The increase in sales volumes was primarily due to the additional production capacity resulting from the expansion of DGD’s existing renewable diesel plant (the DGD Plant) that commenced operations in the fourth quarter of 2021.

◦Higher renewable diesel prices had a favorable impact of approximately $186 million.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $27 million primarily due to increased costs resulting from the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

•Renewable Diesel segment depreciation and amortization expense increased by $16 million primarily due to depreciation expense associated with the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the second quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2022	2021	Change
Operating income	$101	$99	$2
Adjusted operating income (see note (g))	79	99	(20)

Ethanol margin (see note (g))	$266	$238	$28
Operating expenses (excluding depreciation and amortization expense reflected below)	167	119	48
Depreciation and amortization expenses (see note (c))	(3)	20	(23)

Production volumes (thousand gallons per day) (see note (h))	3,861	4,203	(342)

Ethanol segment operating income increased by $2 million in the second quarter of 2022 compared to the second quarter of 2021; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (g), decreased by $20 million in the second quarter of 2022 compared to the second quarter of 2021. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $28 million in the second quarter of 2022 compared to the second quarter of 2021.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 42 reflects market reference prices that we believe had a material impact on the change in our Ethanol segment margin in the second quarter of 2022 compared to the second quarter of 2021.
The increase in Ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $133 million.
◦Higher prices for the co-products that we produce, primarily dry distillers grains (DDGs) and inedible distillers corn oil (DCO), had a favorable impact of approximately $75 million.
◦Higher corn prices had an unfavorable impact of approximately $155 million.
◦A decrease in production volumes of 342,000 gallons per day had an unfavorable impact of approximately $25 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $48 million primarily due to higher energy costs.

First Six Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$86,308	$1,450	$2,425	$—	$90,183
Intersegment revenues	15	982	328	(1,325)	—
Total revenues	86,323	2,432	2,753	(1,325)	90,183
Cost of sales:
Cost of materials and other (a)	74,919	1,968	2,330	(1,322)	77,895
Operating expenses (excluding depreciation and amortization expense reflected below)	2,595	109	302	(1)	3,005
Depreciation and amortization expense (c)	1,114	54	17	—	1,185
Total cost of sales	78,628	2,131	2,649	(1,323)	82,085
Other operating expenses	32	—	2	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below) (d)	—	—	—	438	438
Depreciation and amortization expense	—	—	—	23	23
Operating income by segment	$7,663	$301	$102	$(463)	7,603
Other income, net (e)					13
Interest and debt expense, net of capitalized interest					(287)
Income before income tax expense					7,329
Income tax expense					1,594
Net income					5,735
Less: Net income attributable to noncontrolling interests					137
Net income attributable to Valero Energy Corporation stockholders					$5,598

First Six Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$45,437	$848	$2,269	$—	$48,554
Intersegment revenues	4	155	144	(303)	—
Total revenues	45,441	1,003	2,413	(303)	48,554
Cost of sales:
Cost of materials and other (b)	42,022	468	2,054	(303)	44,241
Operating expenses (excluding depreciation and amortization expense reflected below) (b)	2,535	60	275	—	2,870
Depreciation and amortization expense	1,077	24	41	—	1,142
Total cost of sales	45,634	552	2,370	(303)	48,253
Other operating expenses	50	—	—	—	50
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	384	384
Depreciation and amortization expense	—	—	—	24	24
Operating income (loss) by segment	$(243)	$451	$43	$(408)	(157)
Other income, net (e)					147
Interest and debt expense, net of capitalized interest					(299)
Loss before income tax expense					(309)
Income tax expense (f)					21
Net loss					(330)
Less: Net income attributable to noncontrolling interests					212
Net loss attributable to Valero Energy Corporation stockholders					$(542)

First Six Months Results -
Average Market Reference Prices and Differentials

	Six Months Ended June 30,
	2022	2021
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$104.52	$65.05
Brent less WTI crude oil	2.96	3.09
Brent less ANS crude oil	0.48	0.45
Brent less LLS crude oil	1.06	1.08
Brent less ASCI crude oil	5.76	3.17
Brent less Maya crude oil	8.21	5.42
LLS crude oil	103.46	63.97
LLS less ASCI crude oil	4.70	2.09
LLS less Maya crude oil	7.15	4.34
WTI crude oil	101.56	61.96

Natural gas (dollars per MMBtu)	5.78	11.30

Product margins (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	23.50	12.28
ULS diesel less Brent	41.95	11.59
Propylene less Brent	(33.69)	(0.96)
CBOB gasoline less LLS	24.56	13.36
ULS diesel less LLS	43.01	12.67
Propylene less LLS	(32.63)	0.12
U.S. Mid-Continent:
CBOB gasoline less WTI	26.05	17.38
ULS diesel less WTI	43.72	17.82
North Atlantic:
CBOB gasoline less Brent	29.63	14.47
ULS diesel less Brent	51.36	13.48
U.S. West Coast:
CARBOB 87 gasoline less ANS	41.76	20.87
CARB diesel less ANS	45.32	14.71
CARBOB 87 gasoline less WTI	44.24	23.51
CARB diesel less WTI	47.80	17.35

First Six Months Results -
Average Market Reference Prices and Differentials (continued)

	Six Months Ended June 30,
	2022	2021
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.54	$1.87
Biodiesel RIN (dollars per RIN)	1.57	1.44
California Low-Carbon Fuel Standard (dollars per metric ton)	121.47	190.06
CBOT soybean oil (dollars per pound)	0.74	0.56

Ethanol
CBOT corn (dollars per bushel)	7.24	5.98
New York Harbor ethanol (dollars per gallon)	2.61	2.08

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first six months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2022	2021	Change
Revenues	$90,183	$48,554	$41,629
Cost of sales (see notes (a) through (c))	82,085	48,253	33,832
General and administrative expenses (excluding depreciation and amortization expense) (see note (d))	438	384	54
Operating income (loss)	7,603	(157)	7,760
Adjusted operating income (see note (g))	7,530	54	7,476
Other income, net (see note (e))	13	147	(134)
Income tax expense (see note (f))	1,594	21	1,573
Net income attributable to noncontrolling interests	137	212	(75)

Revenues increased by $41.6 billion in the first six months of 2022 compared to the first six months of 2021 primarily due to increases in the product prices of the refined petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues was partially offset by an increase in cost of sales of $33.8 billion, which was primarily due to increases in crude oil and other feedstock costs, and an increase in general and administrative expenses (excluding depreciation and amortization expense) of $54 million, which was primarily due to an increase of $34 million in certain employee compensation expenses and a charge of $20 million for an environmental reserve adjustment (see note (d)). These changes resulted in a $7.8 billion increase in operating income, from an operating loss of $157 million in the first six months of 2021 to operating income of $7.6 billion in the first six months of 2022.

Adjusted operating income increased by $7.5 billion, from $54 million in the first six months of 2021 to $7.5 billion in the first six months of 2022. The components of this $7.5 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” decreased by $134 million in the first six months of 2022 compared to the first six months of 2021 primarily due to a charge of $50 million in the first six months of 2022 from the early retirement of debt and the effect of the gain of $62 million in the first six months of 2021 on the sale of a 24.99 percent membership interest in MVP, partially offset by an asset impairment loss of $24 million in the first six months of 2021 resulting from the cancellation of a pipeline extension project by our nonconsolidated joint venture, Diamond Pipeline LLC. These items are more fully described in note (e).

Income tax expense increased by $1.6 billion in the first six months of 2022 compared to the first six months of 2021 primarily as a result of higher income before income tax expense.

Net income attributable to noncontrolling interests decreased by $75 million in the first six months of 2022 compared to the first six months of 2021 primarily due to lower earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first six months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2022	2021	Change
Operating income (loss)	$7,663	$(243)	$7,906
Adjusted operating income (loss) (see note (g))	7,591	(32)	7,623

Refining margin (see note (g))	$11,300	$3,580	$7,720
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (b))	2,595	2,535	60
Depreciation and amortization expense	1,114	1,077	37

Throughput volumes (thousand barrels per day) (see note (h))	2,881	2,624	257

Refining segment operating income increased by $7.9 billion in the first six months of 2022 compared to the first six months of 2021; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (g), increased by $7.6 billion in the first six months of 2022 compared to the first six months of 2021. This increase in the adjusted results was primarily due to higher Refining segment margin.

Refining segment margin increased by $7.7 billion in the first six months of 2022 compared to the first six months of 2021. Refining segment margin is primarily affected by the prices of the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 49 reflects market reference prices and differentials that we believe had a material impact on the change in our Refining segment margin in the first six months of 2022 compared to the first six months of 2021.

The increase in Refining segment margin was primarily due to the following:

•An increase in distillate (primarily diesel) margins had a favorable impact of approximately $4.9 billion.

•An increase in gasoline margins had a favorable impact of approximately $2.2 billion.

•An increase in throughput volumes of 257,000 barrels per day had a favorable impact of approximately $1.0 billion.

•Lower margins on other products had an unfavorable impact of approximately $463 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first six months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2022	2021	Change
Operating income	$301	$451	$(150)

Renewable Diesel margin (see note (g))	$464	$535	$(71)
Operating expenses (excluding depreciation and amortization expense reflected below)	109	60	49
Depreciation and amortization expense	54	24	30

Sales volumes (thousand gallons per day) (see note (h))	1,961	895	1,066

Renewable Diesel segment operating income decreased by $150 million in the first six months of 2022 compared to the first six months of 2021. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin decreased by $71 million in the first six months of 2022 compared to the first six months of 2021. Renewable Diesel segment margin is primarily affected by the price of the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 50 reflects market reference prices that we believe had a material impact on the change in our Renewable Diesel segment margin in the first six months of 2022 compared to the first six months of 2021.

The decrease in Renewable Diesel segment margin was primarily due to the following:

◦An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $968 million.

◦Price risk management activities had an unfavorable impact of $268 million. We recognized a hedge loss of $302 million in the first six months of 2022 compared to a hedge loss of $34 million in the first six months of 2021.
◦An increase in sales volumes of 1.1 million gallons per day had a favorable impact of approximately $780 million. The increase in sales volumes was primarily due to the additional production capacity resulting from the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

◦Higher Renewable Diesel prices had a favorable impact of approximately $369 million.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $49 million primarily due to increased costs resulting from the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

•Renewable Diesel segment depreciation and amortization expense increased by $30 million primarily due to depreciation expense associated with the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first six months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2022	2021	Change
Operating income	$102	$43	$59
Adjusted operating income (see note (g))	81	43	38

Ethanol margin (see note (g))	$423	$359	$64
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (b))	302	275	27
Depreciation and amortization expense (see note (c))	17	41	(24)

Production volumes (thousand gallons per day) (see note (h))	3,953	3,884	69

The Ethanol segment operating income increased by $59 million in the first six months of 2022 compared to the first six months of 2021; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (g), increased by $38 million in the first six months of 2022 compared to the first six months of 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $64 million in the first six months of 2022 compared to the first six months of 2021.

Ethanol segment margin is primarily affected by prices of the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 50 reflects market reference prices that we believe had a material impact on the change in our Ethanol segment margin in the first six months of 2022 compared to the first six months of 2021.

The increase in Ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $287 million.

◦Higher prices for the co-products that we produce, primarily DDGs and inedible DCO, had a favorable impact of approximately $85 million.

◦Higher corn prices had an unfavorable impact of approximately $319 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $27 million primarily due to higher chemical and catalyst costs of $12 million and higher energy costs of $10 million.
________________________
The following notes relate to references on pages 35 through 53.

(a)Under the RFS program, the EPA is required to set annual quotas for the volume of renewable fuels that obligated parties, such as us, must blend into petroleum-based transportation fuels consumed in the U.S. The quotas are used to determine an obligated party’s renewable volume obligation (RVO). The EPA released a final rule on June 3, 2022 that, among other things, reduced the quotas for 2020 and, for the first time, established quotas for 2021 and 2022.

In 2020, we recognized the cost of the RVO using the 2020 quotas set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates of the quotas. As a result of the final rule released by the EPA on June 3, 2022 as noted above, we recognized a benefit of $104 million in the three and six months ended June 30, 2022 primarily related to the modification of the 2020 quotas. The impacts to the estimated cost of the RVO recognized by us in 2021 and the three months ended March 31, 2022 were not significant; however, there were impacts in the 2021 quarterly periods as follows: (i) benefit of $80 million for the three months ended March 31, 2021; (ii) benefit of $81 million for the three months ended June 30, 2021; (iii) benefit of $58 million for the three months ended September 30, 2021; and (iv) charge of $220 million related to the three months ended December 31, 2021.

(b)In mid-February 2021, many of our refineries and plants were impacted to varying extents by the severe cold, utility disruptions, and higher energy costs arising out of Winter Storm Uri. The higher energy costs resulted from an increase in the prices of natural gas and electricity that significantly exceeded rates that we consider normal, such as the average rates we incurred the month preceding the storm. As a result, our operating loss for the six months ended June 30, 2021 includes estimated excess energy costs of $579 million.

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

(c)In June 2022, we sold our ethanol plant located in Jefferson, Wisconsin, which ceased operations and was written down to estimated salvage value in 2021, for $32 million. Depreciation and amortization expense for the three and six months ended June 30, 2022 includes a gain on the sale of $23 million.
(d)General and administrative expenses (excluding depreciation and amortization expense) for the three and six months ended June 30, 2022 includes a charge of $20 million for an environmental reserve adjustment associated with a non-operating site.

(e)“Other income, net” includes the following:

◦a charge of $50 million in the six months ended June 30, 2022 from the early retirement of approximately $1.4 billion aggregate principal amount of various series of our senior notes;

◦a gain of $62 million in the three and six months ended June 30, 2021 on the sale of a 24.99 percent membership interest in MVP for $270 million; and

◦a charge of $24 million in the three and six months ended June 30, 2021 representing our portion of the asset impairment loss recognized by Diamond Pipeline LLC, a nonconsolidated joint venture with a subsidiary of Plains All American Pipeline, L.P., resulting from the joint venture’s cancellation of its pipeline extension project.

(f)Certain statutory income tax rate changes (primarily an increase in the U.K. rate from 19 percent to 25 percent effective in 2023) were enacted during the second quarter of 2021 that resulted in the remeasurement of our deferred tax liabilities. Under GAAP, we are required to recognize the effect of a change in tax law in the period of enactment. As a result, we recognized deferred income tax expense of $64 million in the three and six months ended June 30, 2021, which represented the net increase in our deferred tax liabilities resulting from the changes in the income tax rates.

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

Non-GAAP measures are as follows:

◦Refining margin is defined as Refining segment operating income (loss) excluding the modification of RVO adjustment (as defined in note (a)), operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Refining operating income (loss) to Refining margin
Refining operating income (loss)	$6,212	$349	$7,663	$(243)
Adjustments:
Modification of RVO (see note (a))	(104)	81	(104)	161
Operating expenses (excluding depreciation and amortization expense) (see note (b))	1,402	1,064	2,595	2,535
Depreciation and amortization expense	565	544	1,114	1,077
Other operating expenses	14	12	32	50
Refining margin	$8,089	$2,050	$11,300	$3,580

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$152	$248	$301	$451
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	58	31	109	60
Depreciation and amortization expense	28	12	54	24
Renewable Diesel margin	$238	$291	$464	$535

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$101	$99	$102	$43
Adjustments:
Operating expenses (excluding depreciation and amortization expense) (see note (b))	167	119	302	275
Depreciation and amortization expense (see note (c))	(3)	20	17	41
Other operating expenses	1	—	2	—
Ethanol margin	$266	$238	$423	$359
◦Adjusted Refining operating income (loss) is defined as Refining segment operating income (loss) excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Refining operating income (loss) to adjusted Refining operating income (loss)
Refining operating income (loss)	$6,212	$349	$7,663	$(243)
Adjustments:
Modification of RVO (see note (a))	(104)	81	(104)	161
Other operating expenses	14	12	32	50
Adjusted Refining operating income (loss)	$6,122	$442	$7,591	$(32)

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding the gain on sale of ethanol plant and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$101	$99	$102	$43
Adjustments:
Gain on sale of ethanol plant (see note (c))	(23)	—	(23)	—
Other operating expenses	1	—	2	—
Adjusted Ethanol operating income	$79	$99	$81	$43

◦Adjusted operating income is defined as total company operating income (loss) excluding the modification of RVO adjustment, the gain on sale of ethanol plant, the environmental reserve adjustment, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of total company operating income (loss) to adjusted operating income
Total company operating income (loss)	$6,219	$509	$7,603	$(157)
Adjustments:
Modification of RVO (see note (a))	(104)	81	(104)	161
Gain on sale of ethanol plant (see note (c))	(23)	—	(23)	—
Environmental reserve adjustment (see note (d))	20	—	20	—
Other operating expenses	15	12	34	50
Adjusted operating income	$6,127	$602	$7,530	$54

(h)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Overview
During the first six months of 2022, our liquidity was favorably impacted by the cash generated by our operations, which was partially used to complete various debt reduction and refinancing transactions that reduced our debt by $1.05 billion, as described in Note 5 of Condensed Notes to Consolidated Financial Statements. Overall, our liquidity increased by $495 million during the first six months of 2022, from $9.3 billion as of December 31, 2021 to $9.8 billion as of June 30, 2022.

Our Liquidity
Our liquidity consisted of the following as of June 30, 2022 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,088
Canadian Revolver (b)	113
Accounts receivable sales facility	1,300
Letter of credit facility	50
Total available capacity	4,551
Cash and cash equivalents (c)	5,207
Total liquidity	$9,758
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 5 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of June 30, 2022 in Canadian dollars was C$145 million.
(c)Excludes $185 million of cash and cash equivalents related to the consolidated VIEs that is available for use only by the VIEs.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$6,433	$1,956
Investing activities	(1,460)	(836)
Financing activities:
Debt issuances and borrowings	1,844	16
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(3,026)	(66)
Other financing activities	(2,460)	(816)
Financing activities	(3,642)	(866)
Effect of foreign exchange rate changes on cash	(61)	5
Net increase in cash and cash equivalents	$1,270	$259

Cash Flows for the Six Months Ended June 30, 2022
In the first six months of 2022, we used $6.4 billion of cash generated by our operations and $1.8 billion in debt issuances and borrowings to make $1.5 billion of investments in our business, repay $3.0 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), fund $2.5 billion of other financing activities, and increase our available cash on hand by $1.3 billion. The debt issuance, borrowings, and repayments are described in Note 5 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $6.4 billion of cash in the first six months of 2022, driven primarily by net income of $5.7 billion and noncash charges to income of $826 million, partially offset by an unfavorable change in working capital of $128 million. Noncash charges primarily included $1.2 billion of depreciation and amortization expense, partially offset by a $333 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 12 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities primarily consisted of $1.5 billion in capital investments, as defined below under “Capital Investments,” of which $471 million related to capital investments by DGD and $19 million related to capital expenditures of VIEs other than DGD.

Other financing activities of $2.5 billion consisted primarily of $1.9 billion for the purchase of common stock for treasury and $800 million in dividend payments, partially offset by $240 million in contributions from the other joint venture member in DGD.

Cash Flows for the Six Months Ended June 30, 2021
In the first six months of 2021, we used $2.0 billion of our cash generated by our operations to make $836 million of investments in our business, repay $66 million of debt and finance lease obligations, fund $816 million of other financing activities, and increase our available cash on hand by $259 million.

As previously noted, our operations generated $2.0 billion of cash in the first six months of 2021, driven primarily by a positive change in working capital of $1.3 billion and noncash charges to income of $1.0 billion, partially offset by increased energy costs at certain of our refineries and ethanol plants due to effects arising out of Winter Storm Uri. See note (b) on page 54 regarding the effects of Winter Storm Uri. Noncash charges primarily included $1.2 billion of depreciation and amortization expense, partially offset by a $136 million deferred income tax benefit and a $62 million gain on the sale of a partial interest in MVP, as described in Note 7 of Condensed Notes to Consolidated Financial Statements. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 12 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net loss.

Our investing activities of $836 million consisted of $1.1 billion in capital investments, of which $399 million related to capital investments by DGD and $35 million related to capital expenditures of VIEs other than DGD. These activities were partially offset by $270 million received from the sale of a partial interest in MVP, as described in Note 7 of Condensed Notes to Consolidated Financial Statements.

Other financing activities of $816 million consisted primarily of $801 million in dividend payments and $15 million for the purchase of common stock for treasury.

Our Capital Resources
Our material cash requirements as of June 30, 2022 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements.

Capital Investments
Capital investments are comprised of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our consolidated statements of cash flows as shown on page 6. Capital investments exclude strategic investments or acquisitions, if any.

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

We are a 50 percent joint venture member in DGD and consolidate its financial statements. As a result, all of DGD’s net cash provided by operating activities (or operating cash flow) is included in our consolidated net cash provided by operating activities. DGD’s members use DGD’s operating cash flow (excluding changes in its current assets and current liabilities) to fund its capital investments rather than distribute all of that cash to themselves. Because DGD’s operating cash flow is effectively attributable to each member, only 50 percent of DGD’s capital investments should be attributed to our net share of capital investments. We also exclude all of the capital expenditures of other VIEs that we consolidate because we do not operate those VIEs. See Note 7 of Condensed Notes to Consolidated Financial Statements for more information about the VIEs that we consolidate. We believe capital investments attributable to Valero is an important measure because it more accurately reflects our capital investments.

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

	Six Months Ended June 30,
	2022	2021
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$324	$261
Capital expenditures of VIEs:
DGD	458	398
Other VIEs	19	35
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	681	426
Deferred turnaround and catalyst cost expenditures of DGD	13	1
Investments in nonconsolidated joint ventures	1	9
Capital investments	1,496	1,130
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(235)	(199)
Capital expenditures of other VIEs	(19)	(35)
Capital investments attributable to Valero	$1,242	$896

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

Contractual Obligations
As of June 30, 2022, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the six months ended June 30, 2022, as described in Note 5 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2022.

We raised $4.0 billion of incremental debt in 2020 due to the negative impacts of the COVID-19 pandemic on our business. During the three months ended June 30, 2022, we reduced debt through the acquisition of the $300 million GO Zone Bonds. This transaction, combined with debt reduction and refinancing transactions completed in the second half of 2021 and the first quarter of 2022, have collectively reduced our debt by $2.3 billion. We will continue to evaluate further deleveraging opportunities.

Other Matters Impacting Liquidity and Capital Resources
Treasury Stock Purchases
During the three and six months ended June 30, 2022, we purchased for treasury 14,211,408 shares for $1.7 billion and 15,757,281 shares for $1.9 billion, respectively. We completed all authorized share purchases under the 2018 Program during the three months ended June 30, 2022. On July 7, 2022, our Board authorized our purchase of up to an additional $2.5 billion of shares under the 2022 Program with no expiration date. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under this program.

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

Cash Held by Our Foreign Subsidiaries
As of June 30, 2022, $2.7 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us. However, we have accrued for withholding taxes and U.S. state income taxes on a portion of the cash held by certain of our foreign subsidiaries and we believe that the remaining cost is not material to our financial position and liquidity.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes to the critical accounting policies disclosed in our annual report on Form 10-K for the year ended December 31, 2021.
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

The following sensitivity analysis includes all of our derivative instruments entered into for purposes other than trading with which we have market risk (in millions):

	June 30, 2022	December 31, 2021
Gain (loss) in fair value resulting from:
10% increase in underlying commodity prices	$(60)	$(61)
10% decrease in underlying commodity prices	60	61

See Note 14 of Condensed Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of June 30, 2022.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs. To manage this risk, we enter into contracts to purchase these credits. As of June 30, 2022 and December 31, 2021, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 14 of Condensed Notes to Consolidated Financial Statements for a discussion about these blending programs.

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

	June 30, 2022 (a)
	Expected Maturity Dates
	Remainder of 2022	2023	2024	2025	2026	There- after	Total	Fair Value
Fixed rate	$—	$—	$169	$795	$905	$8,287	$10,156	$9,851
Average interest rate	—%	—%	1.2%	3.1%	4.1%	4.9%	4.7%
Floating rate	$823	$20	$—	$—	$—	$—	$843	$843
Average interest rate	4.4%	3.9%	—%	—%	—%	—%	4.4%

	December 31, 2021 (a)
	Expected Maturity Dates
	2022	2023	2024	2025	2026	There- after	Total	Fair Value
Fixed rate	$300	$—	$169	$1,374	$1,726	$7,637	$11,206	$12,838
Average interest rate	4.0%	—%	1.2%	3.0%	3.9%	5.0%	4.5%
Floating rate	$810	$20	$—	$—	$—	$—	$830	$830
Average interest rate	3.5%	3.9%	—%	—%	—%	—%	3.5%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
FOREIGN CURRENCY RISK

We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. As of June 30, 2022 and December 31, 2021, the fair value of our foreign currency contracts was not material.

See Note 14 of Condensed Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2022.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2021 or in our quarterly report on Form 10-Q for the quarter ended March 31, 2022.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year December 31, 2021. However, to the extent the Russia-Ukraine conflict, the potential impact of inflation on our business, or the COVID-19 pandemic adversely affect our business, financial condition, results of operations, and liquidity, they may also have the effect of heightening many of the other risks described in such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 2022	145	$104.43	—	$1.2 billion
May 2022	3,102,112	$124.40	3,097,551	$863 million
June 2022	11,109,151	$122.63	6,678,599	$—
Total	14,211,408	$123.01	9,776,150	$—
________________________
(a)The shares reported in this column include 10,254 shares related to our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans and 4,425,004 shares that were purchased on the open market pursuant to separate authority from our Board.
(b)On January 23, 2018, we announced that our Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date, and we completed all authorized share purchases under that program during the three months ended June 30, 2022. On July 7, 2022, we announced that our Board authorized our purchase of up to an additional $2.5 billion with no expiration date.

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
Date: July 28, 2022