Form 10-Q
period 2022-09-30
VALERO ENERGY CORP/TX
filed 2022-10-26
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 21, 2022 was 385,523,278.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,969	$4,122
Receivables, net	11,581	10,378
Inventories	6,628	6,265
Prepaid expenses and other	518	400
Total current assets	22,696	21,165
Property, plant, and equipment, at cost	49,638	49,072
Accumulated depreciation	(19,130)	(18,225)
Property, plant, and equipment, net	30,508	30,847
Deferred charges and other assets, net	6,125	5,876
Total assets	$59,329	$57,888
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,006	$1,264
Accounts payable	13,003	12,495
Accrued expenses	1,265	1,253
Taxes other than income taxes payable	1,311	1,461
Income taxes payable	652	378
Total current liabilities	17,237	16,851
Debt and finance lease obligations, less current portion	10,570	12,606
Deferred income tax liabilities	4,938	5,210
Other long-term liabilities	2,869	3,404
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,858	6,827
Treasury stock, at cost; 287,978,793 and 264,305,955 common shares	(18,466)	(15,677)
Retained earnings	35,510	28,281
Accumulated other comprehensive loss	(1,997)	(1,008)
Total Valero Energy Corporation stockholders’ equity	21,912	18,430
Noncontrolling interests	1,803	1,387
Total equity	23,715	19,817
Total liabilities and equity	$59,329	$57,888
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues (a)	$44,454	$29,520	$134,637	$78,074
Cost of sales:
Cost of materials and other	38,064	26,624	115,959	70,865
Operating expenses (excluding depreciation and amortization expense reflected below)	1,746	1,348	4,751	4,218
Depreciation and amortization expense	621	630	1,806	1,772
Total cost of sales	40,431	28,602	122,516	76,855
Other operating expenses	6	19	40	69
General and administrative expenses (excluding depreciation and amortization expense reflected below)	214	195	652	579
Depreciation and amortization expense	11	11	34	35
Operating income	3,792	693	11,395	536
Other income, net	74	32	87	179
Interest and debt expense, net of capitalized interest	(138)	(152)	(425)	(451)
Income before income tax expense	3,728	573	11,057	264
Income tax expense	816	65	2,410	86
Net income	2,912	508	8,647	178
Less: Net income attributable to noncontrolling interests	95	45	232	257
Net income (loss) attributable to Valero Energy Corporation stockholders	$2,817	$463	$8,415	$(79)

Earnings (loss) per common share	$7.20	$1.13	$20.94	$(0.20)
Weighted-average common shares outstanding (in millions)	390	407	400	407

Earnings (loss) per common share – assuming dilution	$7.19	$1.13	$20.93	$(0.20)
Weighted-average common shares outstanding – assuming dilution (in millions)	390	408	401	407
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,213	$1,610	$3,890	$4,152

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$2,912	$508	$8,647	$178
Other comprehensive loss:
Foreign currency translation adjustment	(606)	(259)	(1,035)	(114)
Net gain on pension and other postretirement benefits	8	16	25	44
Net gain (loss) on cash flow hedges	69	(17)	74	(14)
Other comprehensive loss before income tax expense (benefit)	(529)	(260)	(936)	(84)
Income tax expense (benefit) related to items of other comprehensive loss	9	(1)	16	8
Other comprehensive loss	(538)	(259)	(952)	(92)
Comprehensive income	2,374	249	7,695	86
Less: Comprehensive income attributable to noncontrolling interests	129	35	269	249
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$2,245	$214	$7,426	$(163)

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of June 30, 2022	$7	$6,845	$(17,537)	$33,079	$(1,425)	$20,969	$1,764	$22,733
Net income	—	—	—	2,817	—	2,817	95	2,912
Dividends on common stock ($0.98 per share)	—	—	—	(386)	—	(386)	—	(386)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Transactions in connection with stock-based compensation plans	—	—	(1)	—	—	(1)	—	(1)
Purchases of common stock for treasury	—	—	(928)	—	—	(928)	—	(928)
Distributions to noncontrolling interests	—	—	—	—	—	—	(90)	(90)
Other comprehensive income (loss)	—	—	—	—	(572)	(572)	34	(538)
Balance as of September 30, 2022	$7	$6,858	$(18,466)	$35,510	$(1,997)	$21,912	$1,803	$23,715

Balance as of June 30, 2021	$7	$6,819	$(15,696)	$27,610	$(1,089)	$17,651	$1,053	$18,704
Net income	—	—	—	463	—	463	45	508
Dividends on common stock ($0.98 per share)	—	—	—	(400)	—	(400)	—	(400)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Contributions from noncontrolling interests	—	—	—	—	—	—	25	25
Other comprehensive loss	—	—	—	—	(249)	(249)	(10)	(259)
Balance as of September 30, 2021	$7	$6,830	$(15,696)	$27,673	$(1,338)	$17,476	$1,113	$18,589

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2021	$7	$6,827	$(15,677)	$28,281	$(1,008)	$18,430	$1,387	$19,817
Net income	—	—	—	8,415	—	8,415	232	8,647
Dividends on common stock ($2.94 per share)	—	—	—	(1,186)	—	(1,186)	—	(1,186)
Stock-based compensation expense	—	60	—	—	—	60	—	60
Transactions in connection with stock-based compensation plans	—	(29)	31	—	—	2	—	2
Purchases of common stock for treasury	—	—	(2,820)	—	—	(2,820)	—	(2,820)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(93)	(93)
Other comprehensive income (loss)	—	—	—	—	(989)	(989)	37	(952)
Balance as of September 30, 2022	$7	$6,858	$(18,466)	$35,510	$(1,997)	$21,912	$1,803	$23,715

Balance as of December 31, 2020	$7	$6,814	$(15,719)	$28,953	$(1,254)	$18,801	$841	$19,642
Net income (loss)	—	—	—	(79)	—	(79)	257	178
Dividends on common stock ($2.94 per share)	—	—	—	(1,201)	—	(1,201)	—	(1,201)
Stock-based compensation expense	—	52	—	—	—	52	—	52
Transactions in connection with stock-based compensation plans	—	(36)	38	—	—	2	—	2
Purchases of common stock for treasury	—	—	(15)	—	—	(15)	—	(15)
Contributions from noncontrolling interests	—	—	—	—	—	—	25	25
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(84)	(84)	(8)	(92)
Balance as of September 30, 2021	$7	$6,830	$(15,696)	$27,673	$(1,338)	$17,476	$1,113	$18,589

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$8,647	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,840	1,807
Loss on early retirement of debt	24	—
Gain on sale of assets	—	(62)
Deferred income tax benefit	(161)	(150)
Changes in current assets and current liabilities	(1,617)	1,630
Changes in deferred charges and credits and other operating activities, net	(255)	2
Net cash provided by operating activities	8,478	3,405
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(552)	(368)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(682)	(730)
Other VIEs	(30)	(59)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(820)	(544)
Deferred turnaround and catalyst cost expenditures of DGD	(13)	(6)
Proceeds from sale of assets	32	270
Investments in nonconsolidated joint ventures	(1)	(8)
Other investing activities, net	(4)	33
Net cash used in investing activities	(2,070)	(1,412)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	1,839	—
Proceeds from borrowings of VIEs:
DGD	684	100
Other VIEs	73	29
Repayments of debt and finance lease obligations (excluding VIEs)	(4,234)	(672)
Repayments of debt and finance lease obligations of VIEs:
DGD	(718)	—
Other VIEs	(51)	(4)
Premiums paid on early retirement of debt	(48)	—
Purchases of common stock for treasury	(2,769)	(15)
Common stock dividend payments	(1,186)	(1,201)
Contributions from noncontrolling interests	240	25
Distributions to noncontrolling interests	(93)	(2)
Other financing activities, net	(6)	1
Net cash used in financing activities	(6,269)	(1,739)
Effect of foreign exchange rate changes on cash	(292)	(69)
Net increase (decrease) in cash and cash equivalents	(153)	185
Cash and cash equivalents at beginning of period	4,122	3,313
Cash and cash equivalents at end of period	$3,969	$3,498
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

2.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Refinery feedstocks	$1,781	$1,995
Refined petroleum products and blendstocks	4,008	3,567
Renewable diesel feedstocks and products	310	135
Ethanol feedstocks and products	228	273
Materials and supplies	301	295
Inventories	$6,628	$6,265

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2022 and December 31, 2021, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $8.6 billion and $5.2 billion, respectively. Our non-LIFO inventories accounted for $1.3 billion and $1.4 billion of our total inventories as of September 30, 2022 and December 31, 2021, respectively.

3.    PROPERTY, PLANT, AND EQUIPMENT

In June 2022, we sold our ethanol plant in Jefferson, Wisconsin for $32 million, which resulted in a gain of $23 million that is included in depreciation and amortization expense for the nine months ended September 30, 2022.

The Jefferson plant was temporarily idled in 2020 at the onset of the COVID-19 pandemic in response to the decreased demand for ethanol resulting from the effects of the pandemic on our business, and we had previously evaluated this plant for potential impairment assuming that operations would resume. However, we completed an evaluation of the plant during the third quarter of 2021 and concluded that it was no longer a strategic asset for our ethanol business. The plant’s operations permanently ceased at that time and we reduced its estimated useful life, which reduced its net book value to estimated salvage value. The additional depreciation expense of $48 million for the three and nine months ended September 30, 2021 resulting from this change did not have a material impact on our results of operations nor was there a material impact to our financial position.

4.    DEBT

Public Debt
During the nine months ended September 30, 2022, the following activity occurred:

•In September 2022, we used cash on hand to purchase and retire the following notes in connection with cash tender offers that we publicly announced in August 2022 and completed in September 2022 (in millions):

Debt Purchased and Retired	Principal Amount
3.65% Senior Notes due 2025	$48
2.850% Senior Notes due 2025	291
4.375% VLP Senior Notes due 2026	62
3.400% Senior Notes due 2026	166
4.350% Senior Notes due 2028	131
4.000% Senior Notes due 2029	552
Total	$1,250

In connection with the early debt retirement activity described above, we recognized a net gain of $26 million in “other income, net” primarily comprised of $36 million of discounts.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•In June 2022, we reduced our debt through the acquisition of the $300 million of 4.00 percent Gulf Opportunity Zone Revenue Bonds Series 2010 (GO Zone Bonds) that are due December 1, 2040, but were subject to mandatory tender on June 1, 2022. We have the option to effectuate a remarketing of these bonds.

•In February 2022, we issued $650 million of 4.000 percent Senior Notes due June 1, 2052. Proceeds from this debt issuance totaled $639 million before deducting the underwriting discount and other debt issuance costs. The proceeds and cash on hand were used to purchase and retire the following notes in connection with cash tender offers that we publicly announced and completed in February 2022 (in millions):

Debt Purchased and Retired	Principal Amount
3.65% Senior Notes due 2025	$72
2.850% Senior Notes due 2025	507
4.375% VLP Senior Notes due 2026	168
3.400% Senior Notes due 2026	653
Total	$1,400

In connection with the early debt retirement activity described above, we recognized a charge of $50 million in “other income, net” primarily comprised of $48 million of premiums paid.

In September 2021, we redeemed our Floating Rate Senior Notes due September 15, 2023 for $575 million.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				September 30, 2022
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	March 2024		$—		$538		$3,462
Canadian Revolver	C$	150	November 2022	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2023		$—	n/a			$1,300
Letter of credit facility		$50	November 2022	n/a			$—		$50
Committed facilities of VIEs (b):
DGD Revolver (c)		$400	March 2024		$100		$8		$292
DGD Loan Agreement (d)		$25	April 2023		$—	n/a			$25
IEnova Revolver (e)		$830	February 2028		$705	n/a			$125
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$1,613	n/a
________________________
(a)Letters of credit issued as of September 30, 2022 expire at various times in 2022 through 2023.
(b)Creditors of the VIEs do not have recourse against us.
(c)The variable interest rate on the DGD Revolver was 4.320 percent and 1.860 percent as of September 30, 2022 and December 31, 2021, respectively.
(d)The amounts shown for this facility represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation. The variable interest rate on the DGD Loan Agreement was 5.133 percent and 2.603 percent as of September 30, 2022 and December 31, 2021, respectively.
(e)The variable interest rate on the IEnova Revolver was 5.927 percent and 3.781 percent as of September 30, 2022 and December 31, 2021, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Borrowings:
Accounts receivable sales facility	$1,200	$—
DGD Revolver	659	100
DGD Loan Agreement	25	—
IEnova Revolver	73	29
Repayments:
Accounts receivable sales facility	(1,200)	—
DGD Revolver	(659)	—
DGD Loan Agreement	(50)	—
IEnova Revolver	(47)	—
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and debt expense	$154	$162	$467	$488
Less: Capitalized interest	16	10	42	37
Interest and debt expense, net of capitalized interest	$138	$152	$425	$451

5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs and with respect to our employee stock-based compensation plans. During the three and nine months ended September 30, 2022, we purchased for treasury 8,444,754 shares for $928 million and 24,202,035 shares for $2.8 billion, respectively. Purchases of common stock for treasury for the three and nine months ended September 30, 2021 were not material. On January 23, 2018, the Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date (the 2018 Program), and we completed all authorized share purchases under that program during the three months ended June 30, 2022. On July 7, 2022, we announced that our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date (the July 2022 Program). As of September 30, 2022, we had $1.6 billion remaining available for purchase under the July 2022 Program. On October 26, 2022, our Board authorized our purchase of up to an additional $2.5 billion with no expiration date, which is in addition to the amount remaining under the July 2022 Program.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Dividends
On October 26, 2022, our Board declared a quarterly cash dividend of $0.98 per common share payable on December 8, 2022 to holders of record at the close of business on November 17, 2022.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2022				2021
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(991)	$(430)	$(4)	$(1,425)	$(373)	$(715)	$(1)	$(1,089)
Other comprehensive income (loss) before reclassifications	(606)	—	30	(576)	(255)	—	(8)	(263)
Amounts reclassified from accumulated other comprehensive loss	—	7	(3)	4	—	10	2	12
Effect of exchange rates	—	—	—	—	—	2	—	2
Other comprehensive income (loss)	(606)	7	27	(572)	(255)	12	(6)	(249)
Balance as of end of period	$(1,597)	$(423)	$23	$(1,997)	$(628)	$(703)	$(7)	$(1,338)

	Nine Months Ended September 30,
	2022				2021
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(562)	$(441)	$(5)	$(1,008)	$(515)	$(737)	$(2)	$(1,254)
Other comprehensive income (loss) before reclassifications	(1,035)	(2)	(84)	(1,121)	(113)	1	(20)	(132)
Amounts reclassified from accumulated other comprehensive loss	—	18	112	130	—	32	15	47
Effect of exchange rates	—	2	—	2	—	1	—	1
Other comprehensive income (loss)	(1,035)	18	28	(989)	(113)	34	(5)	(84)
Balance as of end of period	$(1,597)	$(423)	$23	$(1,997)	$(628)	$(703)	$(7)	$(1,338)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of September 30, 2022, the significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
September 30, 2022
Assets
Cash and cash equivalents	$224	$—	$16	$240
Other current assets	665	7	27	699
Property, plant, and equipment, net	3,214	663	83	3,960
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$385	$726	$21	$1,132
Debt and finance lease obligations, less current portion	255	—	—	255

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2021
Assets
Cash and cash equivalents	$21	$—	$15	$36
Other current assets	558	10	13	581
Property, plant, and equipment, net	2,629	676	91	3,396
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$398	$729	$9	$1,136
Debt and finance lease obligations, less current portion	264	—	20	284

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

On April 19, 2021, we sold a 24.99 percent membership interest in MVP Terminalling, LLC (MVP), a nonconsolidated joint venture with a subsidiary of Magellan Midstream Partners, L. P., for $270 million that resulted in a gain of $62 million, which is included in “other income, net” for the nine months ended September 30, 2021. MVP owns and operates a marine terminal located on the Houston Ship Channel in Pasadena, Texas. We retained a 25.01 percent membership interest in MVP.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2022	2021	2022	2021
Three months ended September 30
Service cost	$37	$40	$1	$1
Interest cost	22	19	2	2
Expected return on plan assets	(48)	(48)	—	—
Amortization of:
Net actuarial loss	14	21	—	—
Prior service credit	(5)	(5)	(1)	(2)
Special charges	12	3	—	—
Net periodic benefit cost	$32	$30	$2	$1

Nine months ended September 30
Service cost	$114	$121	$4	$4
Interest cost	64	55	6	5
Expected return on plan assets	(144)	(144)	—	—
Amortization of:
Net actuarial loss	40	61	—	—
Prior service credit	(14)	(14)	(3)	(5)
Special charges	12	7	—	—
Net periodic benefit cost	$72	$86	$7	$4

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

8.    INCOME TAXES

Income Tax Expense
There was no significant variation in the customary relationship between income tax expense and income before income tax expense for the three and nine months ended September 30, 2022.

Our income tax expense for the three and nine months ended September 30, 2021 included a permanent income tax benefit to our estimated annual effective tax rate from DGD’s share of pre-tax income that is not taxable to us and a benefit for the settlement of the audits of certain state tax returns for 2004 through 2006. In addition, during the nine months ended September 30, 2021, certain statutory income tax rate changes (primarily an increase in the United Kingdom (U.K.) rate from 19 percent to 25 percent effective in 2023) were enacted that resulted in the remeasurement of our deferred tax liabilities. We recognized deferred income tax expense of $64 million during the nine months ended September 30, 2021, which

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
represented the net increase in our deferred tax liabilities resulting from the changes in the income tax rates.

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

9.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$2,817	$463	$8,415	$(79)
Less: Income allocated to participating securities	11	1	31	4
Net income (loss) available to common stockholders	$2,806	$462	$8,384	$(83)

Weighted-average common shares outstanding	390	407	400	407

Earnings (loss) per common share	$7.20	$1.13	$20.94	$(0.20)

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$2,817	$463	$8,415	$(79)
Less: Income allocated to participating securities	11	1	31	4
Net income (loss) available to common stockholders	$2,806	$462	$8,384	$(83)

Weighted-average common shares outstanding	390	407	400	407
Effect of dilutive securities	—	1	1	—
Weighted-average common shares outstanding – assuming dilution	390	408	401	407

Earnings (loss) per common share – assuming dilution	$7.19	$1.13	$20.93	$(0.20)

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

Contract Balances
Contract balances were as follows (in millions):

	September 30, 2022	December 31, 2021
Receivables from contracts with customers, included in receivables, net	$7,439	$6,228
Contract liabilities, included in accrued expenses	102	78

During the nine months ended September 30, 2022 and 2021, we recognized as revenue $74 million and $44 million that was included in contract liabilities as of December 31, 2021 and 2020, respectively. Revenue recognized related to contract liabilities during the three months ended September 30, 2022 and 2021 was not material.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of September 30, 2022, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income (loss) by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended September 30, 2022
Revenues:
Revenues from external customers	$42,280	$967	$1,207	$—	$44,454
Intersegment revenues	9	508	179	(696)	—
Total revenues	42,289	1,475	1,386	(696)	44,454
Cost of sales:
Cost of materials and other (a)	36,389	1,161	1,203	(689)	38,064
Operating expenses (excluding depreciation and amortization expense reflected below)	1,516	69	162	(1)	1,746
Depreciation and amortization expense	568	33	20	—	621
Total cost of sales	38,473	1,263	1,385	(690)	40,431
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	214	214
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,810	$212	$1	$(231)	$3,792

Three months ended September 30, 2021
Revenues:
Revenues from external customers	$27,989	$342	$1,189	$—	$29,520
Intersegment revenues	3	60	115	(178)	—
Total revenues	27,992	402	1,304	(178)	29,520
Cost of sales:
Cost of materials and other (a)	25,395	256	1,150	(177)	26,624
Operating expenses (excluding depreciation and amortization expense reflected below)	1,195	26	128	(1)	1,348
Depreciation and amortization expense	549	11	70	—	630
Total cost of sales	27,139	293	1,348	(178)	28,602
Other operating expenses	18	1	—	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	195	195
Depreciation and amortization expense	—	—	—	11	11
Operating income (loss) by segment	$835	$108	$(44)	$(206)	$693
___________________
See note (a) on page 20.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Nine months ended September 30, 2022
Revenues:
Revenues from external customers	$128,588	$2,417	$3,632	$—	$134,637
Intersegment revenues	24	1,490	507	(2,021)	—
Total revenues	128,612	3,907	4,139	(2,021)	134,637
Cost of sales:
Cost of materials and other (a)	111,308	3,129	3,533	(2,011)	115,959
Operating expenses (excluding depreciation and amortization expense reflected below)	4,111	178	464	(2)	4,751
Depreciation and amortization expense	1,682	87	37	—	1,806
Total cost of sales	117,101	3,394	4,034	(2,013)	122,516
Other operating expenses	38	—	2	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	652	652
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$11,473	$513	$103	$(694)	$11,395

Nine months ended September 30, 2021
Revenues:
Revenues from external customers	$73,426	$1,190	$3,458	$—	$78,074
Intersegment revenues	7	215	259	(481)	—
Total revenues	73,433	1,405	3,717	(481)	78,074
Cost of sales:
Cost of materials and other (a)	67,417	724	3,204	(480)	70,865
Operating expenses (excluding depreciation and amortization expense reflected below)	3,730	86	403	(1)	4,218
Depreciation and amortization expense	1,626	35	111	—	1,772
Total cost of sales	72,773	845	3,718	(481)	76,855
Other operating expenses	68	1	—	—	69
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	579	579
Depreciation and amortization expense	—	—	—	35	35
Operating income (loss) by segment	$592	$559	$(1)	$(614)	$536
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $191 million and $62 million for the three months ended September 30, 2022 and 2021, respectively, and $545 million and $225 million for the nine months ended September 30, 2022 and 2021, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Refining:
Gasolines and blendstocks	$17,862	$13,132	$54,026	$34,293
Distillates	20,481	11,588	62,352	31,044
Other product revenues	3,937	3,269	12,210	8,089
Total refining revenues	42,280	27,989	128,588	73,426
Renewable Diesel:
Renewable diesel	967	342	2,417	1,190
Ethanol:
Ethanol	966	948	2,820	2,683
Distillers grains	241	241	812	775
Total ethanol revenues	1,207	1,189	3,632	3,458
Revenues	$44,454	$29,520	$134,637	$78,074

Total assets by reportable segment were as follows (in millions):

	September 30, 2022	December 31, 2021
Refining	$48,617	$47,365
Renewable Diesel	4,257	3,437
Ethanol	1,538	1,812
Corporate and eliminations	4,917	5,274
Total assets	$59,329	$57,888

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Decrease (increase) in current assets:
Receivables, net	$(1,435)	$(2,643)
Inventories	(703)	(232)
Prepaid expenses and other	(201)	28
Increase (decrease) in current liabilities:
Accounts payable	746	3,624
Accrued expenses	38	538
Taxes other than income taxes payable	(103)	200
Income taxes payable	41	115
Changes in current assets and current liabilities	$(1,617)	$1,630

Changes in current assets and current liabilities for the nine months ended September 30, 2022 were primarily due to the following:

•The increase in receivables was due to an increase in refined petroleum product prices in September 2022 compared to December 2021;

•The increase in inventories was due to an increase in inventory volumes with higher inventory unit prices in September 2022 compared to December 2021; and

•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in September 2022 compared to December 2021, partially offset by a decrease in crude oil and other feedstock volumes purchased.

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

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Interest paid in excess of amount capitalized, including interest on finance leases	$383	$397
Income taxes paid (refunded), net	2,630	(876)

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Nine Months Ended September 30,
	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$296	$59	$296	$53
Investing cash flows	—	—	1	—
Financing cash flows	—	129	—	97
Changes in lease balances resulting from new and modified leases	132	156	366	93

There were no significant noncash investing and financing activities during the nine months ended September 30, 2022 or 2021, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2022 and December 31, 2021.

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

	September 30, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$1,083	$—	$—	$1,083	$(922)	$(12)	$149	$—
Physical purchase contracts	—	11	—	11	n/a	n/a	11	n/a
Foreign currency contracts	18	—	—	18	n/a	n/a	18	n/a
Investments of certain benefit plans	70	—	6	76	n/a	n/a	76	n/a
Total	$1,171	$11	$6	$1,188	$(922)	$(12)	$254

Liabilities
Commodity derivative contracts	$944	$—	$—	$944	$(922)	$(22)	$—	$(65)
Blending program obligations	—	42	—	42	n/a	n/a	42	n/a
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Total	$944	$48	$—	$992	$(922)	$(22)	$48

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$522	$—	$—	$522	$(444)	$(15)	$63	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	83	—	6	89	n/a	n/a	89	n/a
Total	$606	$4	$6	$616	$(444)	$(15)	$157

Liabilities
Commodity derivative contracts	$472	$—	$—	$472	$(444)	$(28)	$—	$(41)
Blending program obligations	—	57	—	57	n/a	n/a	57	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$482	$62	$—	$544	$(444)	$(28)	$72

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$3,969	$3,969	$4,122	$4,122
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	9,638	9,000	11,950	13,668

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13.    PRICE RISK MANAGEMENT ACTIVITIES

General
We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 12), as summarized below under “Fair Values of Derivative Instruments.” The effect of these derivative instruments on our income and other comprehensive loss is summarized below under “Effect of Derivative Instruments on Income and Other Comprehensive Loss.”

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2022, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2022	2023
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	712	55
Futures – short	5,448	339

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	80,251	1,756
Futures – short	83,069	1,599
Corn:
Futures – long	48,460	435
Futures – short	73,485	6,945
Physical contracts – long	24,318	6,504

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of September 30, 2022, we had foreign currency contracts to purchase $710 million of U.S. dollars and $150 million of U.S. dollar equivalent Canadian dollars. All of these commitments matured on or before October 25, 2022.

Renewable and Low-Carbon Fuel Blending Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Blending Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily RINs). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Blending Programs was $461 million and $662 million for the three months ended September 30, 2022 and 2021, respectively, and $984 million and $1.7 billion for the

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
nine months ended September 30, 2022 and 2021, respectively. These amounts are reflected in cost of materials and other.

Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of September 30, 2022 and December 31, 2021 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2022		December 31, 2021
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$96	$21	$3	$26

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$987	$923	$519	$446
Physical purchase contracts	Inventories	11	6	4	5
Foreign currency contracts	Receivables, net	18	—	1	—
Foreign currency contracts	Accrued expenses	—	—	—	10
Total		$1,016	$929	$524	$461

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effect of Derivative Instruments on Income and Other Comprehensive Loss
The following table provides information about the gain (loss) recognized in income and other comprehensive loss due to fair value adjustments of our cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity contracts:
Gain (loss) recognized in other comprehensive loss on derivatives	n/a	$79	$(21)	$(215)	$(52)
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	10	(3)	(289)	(37)

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022 and 2021, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months as a result of the hedged transactions that are forecasted to occur as of September 30, 2022 was not material. For the three and nine months ended September 30, 2022 and 2021, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2022 and 2021 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Commodity contracts	Revenues	$(6)	$(7)	$(12)	$13
Commodity contracts	Cost of materials and other	(109)	6	(976)	(51)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	(18)	(1)	(9)	2
Foreign currency contracts	Cost of materials and other	57	19	104	17
Foreign currency contracts	Other income, net	(38)	(28)	(119)	55

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
•our evaluation of, and expectations regarding, any future activity under our share purchase program or transactions involving our debt securities;
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

•the effect of general economic and other conditions, including inflation and economic activity levels, on refining, renewable diesel, and ethanol industry fundamentals;
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
•the volatility in the market price of compliance credits (primarily RINs needed to comply with the RFS) under the Renewable and Low-Carbon Fuel Blending Programs and emission credits needed under other environmental emissions programs;
•delay of, cancellation of, or failure to implement planned capital or other projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
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
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by governmental authorities, environmental regulations, changes to income tax rates, introduction of a global minimum tax, windfall taxes, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under the Renewable and Low-Carbon Fuel Blending Programs and other environmental emissions programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other governmental agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business or operations;
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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (g) beginning on page 54 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (g), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 61 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 60, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the third quarter and first nine months of 2022 were favorably impacted by the effect from the ongoing recovery in the worldwide demand for petroleum-based transportation fuels while the worldwide supply of those products remained constrained. This supply and demand imbalance has contributed to increases in the market prices of petroleum-based transportation fuels (as well as crude oil and other feedstocks that are processed to make these products) and in refining margins. Supply has remained constrained for a variety of reasons, including, but not limited to, effects from refinery closures and disruptions in the crude oil and petroleum-based products markets resulting from the Russia-Ukraine conflict. Refineries closed over the last two years and other refineries ceased crude oil processing and are being transitioned to renewable fuel production. In addition, these negative impacts to the supply of petroleum-based products were exacerbated during the second quarter of 2022 by the Russia-Ukraine conflict as a result of countries and private market participants responding to the conflict by taking actions to refrain from purchasing and transporting Russian crude oil and petroleum-based products; however, some of the uncertainties and related impacts dissipated during the third quarter.

The strong demand for our products and the increase in refining margins were the primary contributors to us reporting $2.8 billion of net income attributable to Valero stockholders for the third quarter of 2022 and $8.4 billion of net income attributable to Valero stockholders for the first nine months of 2022. Our operating results, including operating results by segment, are described in the following summary under “Third Quarter Results” and “First Nine Months Results.” Detailed descriptions can be found under “RESULTS OF OPERATIONS.”

Our operations generated $8.5 billion of cash during the first nine months of 2022. This cash, along with cash on hand, was used to make $2.1 billion of capital investments in our business and return $4.0 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we completed various debt reduction and refinancing transactions that reduced our debt by $2.3 billion during the first nine months of 2022. As a result of this and other activity, our cash and cash equivalents decreased by $153 million, from $4.1 billion as of December 31, 2021 to $4.0 billion as of September 30, 2022. We had $8.6 billion in liquidity as of September 30, 2022. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources, can be found under “LIQUIDITY AND CAPITAL RESOURCES.”

Third Quarter Results
For the third quarter of 2022, we reported net income attributable to Valero stockholders of $2.8 billion compared to $463 million for the third quarter of 2021. The increase of $2.4 billion was primarily due to higher operating income of $3.1 billion, partially offset by higher income tax expense of $751 million. The details of our operating income (loss) and adjusted operating income by segment and in total are reflected on the following page. Adjusted operating income excludes the adjustments reflected in the tables in note (g) beginning on page 54.

	Three Months Ended September 30,
	2022	2021	Change
Refining segment:
Operating income	$3,810	$835	$2,975
Adjusted operating income	3,816	911	2,905
Renewable Diesel segment:
Operating income	212	108	104
Adjusted operating income	212	109	103
Ethanol segment:
Operating income (loss)	1	(44)	45
Adjusted operating income	1	4	(3)
Total company:
Operating income	3,792	693	3,099
Adjusted operating income	3,798	818	2,980

While our operating income increased by $3.1 billion in the third quarter of 2022 compared to the third quarter of 2021, adjusted operating income increased by $3.0 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $2.9 billion primarily due to higher gasoline and distillate (primarily diesel) margins, partially offset by lower margins on other products and higher operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment adjusted operating income increased by $103 million primarily due to higher sales volumes and higher renewable diesel prices, partially offset by higher feedstock costs and higher operating expenses (excluding depreciation and amortization expense).

•Ethanol segment. Ethanol segment adjusted operating income decreased by $3 million primarily due to higher corn prices, higher operating expenses (excluding depreciation and amortization expense), and lower production volumes, partially offset by higher ethanol and corn related co-product prices.

First Nine Months Results
For the first nine months of 2022, we reported net income attributable to Valero stockholders of $8.4 billion compared to a net loss attributable to Valero stockholders of $79 million for the first nine months of 2021. The increase of $8.5 billion was primarily due to higher operating income of $10.9 billion, partially offset by higher income tax expense of $2.3 billion. The details of our operating income (loss) and adjusted operating income by segment and in total are reflected on the following page. Adjusted operating income excludes the adjustments reflected in the tables in note (g) beginning on page 54.

	Nine Months Ended September 30,
	2022	2021	Change
Refining segment:
Operating income	$11,473	$592	$10,881
Adjusted operating income	11,407	879	10,528
Renewable Diesel segment:
Operating income	513	559	(46)
Adjusted operating income	513	560	(47)
Ethanol segment:
Operating income (loss)	103	(1)	104
Adjusted operating income	82	47	35
Total company:
Operating income	11,395	536	10,859
Adjusted operating income	11,328	872	10,456
While our operating income increased by $10.9 billion in the first nine months of 2022 compared to the first nine months of 2021, adjusted operating income increased by $10.5 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $10.5 billion primarily due to higher gasoline and distillate (primarily diesel) margins and higher throughput volumes, partially offset by lower margins on other products and higher operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment adjusted operating income decreased by $47 million primarily due to higher feedstock costs, an unfavorable impact from commodity derivative instruments associated with our price risk management activities, and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher sales volumes and higher renewable diesel prices.

•Ethanol segment. Ethanol segment adjusted operating income increased by $35 million primarily due to higher ethanol and corn related co-product prices, partially offset by higher corn prices and higher operating expenses (excluding depreciation and amortization expense).

Outlook
Many uncertainties remain with respect to the supply and demand imbalance in the petroleum-based products market worldwide, and while it is difficult to predict the ultimate economic impacts this may have on us, we have noted several factors below that have impacted or may impact our results of operations during the fourth quarter of 2022.

•Gasoline and diesel demand have returned to near pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve but remains below pre-pandemic levels.

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

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (g) beginning on page 54, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 53 through 57.

Third Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended September 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$42,280	$967	$1,207	$—	$44,454
Intersegment revenues	9	508	179	(696)	—
Total revenues	42,289	1,475	1,386	(696)	44,454
Cost of sales:
Cost of materials and other	36,389	1,161	1,203	(689)	38,064
Operating expenses (excluding depreciation and amortization expense reflected below)	1,516	69	162	(1)	1,746
Depreciation and amortization expense	568	33	20	—	621
Total cost of sales	38,473	1,263	1,385	(690)	40,431
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	214	214
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,810	$212	$1	$(231)	3,792
Other income, net (e)					74
Interest and debt expense, net of capitalized interest					(138)
Income before income tax expense					3,728
Income tax expense					816
Net income					2,912
Less: Net income attributable to noncontrolling interests					95
Net income attributable to Valero Energy Corporation stockholders					$2,817

Third Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended September 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$27,989	$342	$1,189	$—	$29,520
Intersegment revenues	3	60	115	(178)	—
Total revenues	27,992	402	1,304	(178)	29,520
Cost of sales:
Cost of materials and other	25,395	256	1,150	(177)	26,624
Operating expenses (excluding depreciation and amortization expense reflected below)	1,195	26	128	(1)	1,348
Depreciation and amortization expense (c)	549	11	70	—	630
Total cost of sales	27,139	293	1,348	(178)	28,602
Other operating expenses	18	1	—	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	195	195
Depreciation and amortization expense	—	—	—	11	11
Operating income (loss) by segment	$835	$108	$(44)	$(206)	693
Other income, net					32
Interest and debt expense, net of capitalized interest					(152)
Income before income tax expense					573
Income tax expense					65
Net income					508
Less: Net income attributable to noncontrolling interests					45
Net income attributable to Valero Energy Corporation stockholders					$463

Third Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended September 30,
	2022	2021
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$97.59	$73.22
Brent less West Texas Intermediate (WTI) crude oil	5.83	2.64
Brent less WTI Houston crude oil	3.69	2.01
Brent less Dated Brent crude oil	(2.97)	(0.25)
Brent less Alaska North Slope (ANS) crude oil	(1.53)	0.49
Brent less Argus Sour Crude Index (ASCI) crude oil	8.23	4.52
Brent less Maya crude oil	13.11	7.01
Brent less Western Canadian Select (WCS) Houston crude oil	17.68	7.74
WTI crude oil	91.76	70.58

Natural gas (dollars per million British Thermal Units (MMBtu))	7.31	4.25

Product margins (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	13.81	16.90
Ultra-low-sulfur (ULS) diesel less Brent	49.12	14.15
Propylene less Brent	(46.73)	(5.21)
U.S. Mid-Continent:
CBOB gasoline less WTI	27.38	20.84
ULS diesel less WTI	60.36	19.37
North Atlantic:
CBOB gasoline less Brent	28.28	20.82
ULS diesel less Brent	52.30	16.32
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less ANS	48.06	27.49
California Air Resources Board (CARB) diesel less ANS	50.26	18.55
CARBOB 87 gasoline less WTI	55.42	29.64
CARB diesel less WTI	57.62	20.70

Third Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended September 30,
	2022	2021
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.55	$2.13
Biodiesel RIN (dollars per RIN)	1.71	1.60
California Low-Carbon Fuel Standard (dollars per metric ton)	86.21	175.75
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.66	0.62

Ethanol
CBOT corn (dollars per bushel)	6.60	5.58
New York Harbor ethanol (dollars per gallon)	2.58	2.37

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the third quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2022	2021	Change
Revenues	$44,454	$29,520	$14,934
Cost of sales (see note (c))	40,431	28,602	11,829
Operating income	3,792	693	3,099
Adjusted operating income (see note (g))	3,798	818	2,980
Other income, net (see note (e))	74	32	42
Income tax expense	816	65	751
Net income attributable to noncontrolling interests	95	45	50

Revenues increased by $14.9 billion in the third quarter of 2022 compared to the third quarter of 2021 primarily due to increases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues was partially offset by an increase in cost of sales of $11.8 billion, which was primarily due to increases in crude oil and other feedstock costs. These changes resulted in a $3.1 billion increase in operating income, from $693 million in the third quarter of 2021 to $3.8 billion in the third quarter of 2022.

Adjusted operating income increased by $3.0 billion, from $818 million in the third quarter of 2021 to $3.8 billion in the third quarter of 2022. The components of this $3.0 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.
“Other income, net” increased by $42 million in the third quarter of 2022 compared to the third quarter of 2021 primarily due to a benefit of $26 million in the third quarter of 2022 from the early retirement of debt, as more fully described in note (e).

Income tax expense increased by $751 million in the third quarter of 2022 compared to the third quarter of 2021 primarily as a result of higher income before income tax expense.
Net income attributable to noncontrolling interests increased by $50 million in the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher earnings associated with DGD. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the third quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2022	2021	Change
Operating income	$3,810	$835	$2,975
Adjusted operating income (see note (g))	3,816	911	2,905

Refining margin (see note (g))	$5,900	$2,655	$3,245
Operating expenses (excluding depreciation and amortization expense reflected below)	1,516	1,195	321
Depreciation and amortization expense	568	549	19

Throughput volumes (thousand barrels per day) (see note (h))	3,005	2,864	141
Refining segment operating income increased by $3.0 billion in the third quarter of 2022 compared to the third quarter of 2021; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (g), increased by $2.9 billion in the third quarter of 2022 compared to the third quarter of 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $3.2 billion in the third quarter of 2022 compared to the third quarter of 2021.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 41 reflects market reference prices and differentials that we believe had a material impact on the change in our Refining segment margin in the third quarter of 2022 compared to the third quarter of 2021.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $3.4 billion.
◦An increase in gasoline margins had a favorable impact of approximately $420 million.
◦Lower margins on other products had an unfavorable impact of approximately $540 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $321 million primarily due to higher energy costs of $187 million, higher costs of compliance with environmental emissions programs of $56 million, higher maintenance expense of $31 million, and higher chemicals and catalyst costs of $27 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the third quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2022	2021	Change
Operating income	$212	$108	$104
Adjusted operating income (see note (g))	212	109	103

Renewable Diesel margin (see note (g))	$314	$146	$168
Operating expenses (excluding depreciation and amortization expense reflected below)	69	26	43
Depreciation and amortization expense	33	11	22

Sales volumes (thousand gallons per day) (see note (h))	2,231	671	1,560

Renewable Diesel segment operating income increased by $104 million in the third quarter of 2022 compared to the third quarter of 2021; however, Renewable Diesel segment adjusted operating income, which excludes the adjustment in the table in note (g), increased by $103 million in the third quarter of 2022 compared to the third quarter of 2021. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $168 million in the third quarter of 2022 compared to the third quarter of 2021.
Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 42 reflects market reference prices that we believe had a material impact on the change in our Renewable Diesel segment margin in the third quarter of 2022 compared to the third quarter of 2021.
The increase in Renewable Diesel segment margin was primarily due to the following:

◦An increase in sales volumes of 1.6 million gallons per day had a favorable impact of approximately $420 million. The increase in sales volumes was primarily due to the additional production capacity resulting from the expansion of DGD’s existing renewable diesel plant (the DGD Plant) that commenced operations in the fourth quarter of 2021.
◦Higher renewable diesel prices had a favorable impact of approximately $153 million.

◦An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $432 million.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $43 million primarily due to increased costs resulting from the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

•Renewable Diesel segment depreciation and amortization expense increased by $22 million primarily due to depreciation expense of $13 million associated with the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021 and higher depreciation expense of $3 million associated with finance leases.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the third quarter of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2022	2021	Change
Operating income (loss)	$1	$(44)	$45
Adjusted operating income (see note (g))	1	4	(3)

Ethanol margin (see note (g))	$183	$154	$29
Operating expenses (excluding depreciation and amortization expense reflected below)	162	128	34
Depreciation and amortization expenses (see note (c))	20	70	(50)

Production volumes (thousand gallons per day) (see note (h))	3,498	3,625	(127)

Ethanol segment operating income increased by $45 million in the third quarter of 2022 compared to the third quarter of 2021; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (g), decreased by $3 million in the third quarter of 2022 compared to the third quarter of 2021. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $29 million in the third quarter of 2022 compared to the third quarter of 2021.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 42 reflects market reference prices that we believe had a material impact on the change in our Ethanol segment margin in the third quarter of 2022 compared to the third quarter of 2021.
The increase in Ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $79 million.
◦Higher prices for the co-products that we produce, primarily dry distillers grains (DDGs) and inedible distillers corn oil (DCO), had a favorable impact of approximately $46 million.
◦Higher corn prices had an unfavorable impact of approximately $85 million.

◦A decrease in production volumes of 127,000 gallons per day had an unfavorable impact of approximately $9 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $34 million primarily due to higher energy costs.

First Nine Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Nine Months Ended September 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$128,588	$2,417	$3,632	$—	$134,637
Intersegment revenues	24	1,490	507	(2,021)	—
Total revenues	128,612	3,907	4,139	(2,021)	134,637
Cost of sales:
Cost of materials and other (a)	111,308	3,129	3,533	(2,011)	115,959
Operating expenses (excluding depreciation and amortization expense reflected below)	4,111	178	464	(2)	4,751
Depreciation and amortization expense (c)	1,682	87	37	—	1,806
Total cost of sales	117,101	3,394	4,034	(2,013)	122,516
Other operating expenses	38	—	2	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below) (d)	—	—	—	652	652
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$11,473	$513	$103	$(694)	11,395
Other income, net (e)					87
Interest and debt expense, net of capitalized interest					(425)
Income before income tax expense					11,057
Income tax expense					2,410
Net income					8,647
Less: Net income attributable to noncontrolling interests					232
Net income attributable to Valero Energy Corporation stockholders					$8,415

First Nine Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Nine Months Ended September 30, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$73,426	$1,190	$3,458	$—	$78,074
Intersegment revenues	7	215	259	(481)	—
Total revenues	73,433	1,405	3,717	(481)	78,074
Cost of sales:
Cost of materials and other (b)	67,417	724	3,204	(480)	70,865
Operating expenses (excluding depreciation and amortization expense reflected below) (b)	3,730	86	403	(1)	4,218
Depreciation and amortization expense (c)	1,626	35	111	—	1,772
Total cost of sales	72,773	845	3,718	(481)	76,855
Other operating expenses	68	1	—	—	69
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	579	579
Depreciation and amortization expense	—	—	—	35	35
Operating income (loss) by segment	$592	$559	$(1)	$(614)	536
Other income, net (e)					179
Interest and debt expense, net of capitalized interest					(451)
Income before income tax expense					264
Income tax expense (f)					86
Net income					178
Less: Net income attributable to noncontrolling interests					257
Net loss attributable to Valero Energy Corporation stockholders					$(79)

First Nine Months Results -
Average Market Reference Prices and Differentials

	Nine Months Ended September 30,
	2022	2021
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$102.21	$67.77
Brent less WTI crude oil	3.91	2.94
Brent less WTI Houston crude oil	2.28	2.03
Brent less Dated Brent crude oil	(2.92)	0.06
Brent less ANS crude oil	(0.19)	0.46
Brent less ASCI crude oil	6.58	3.62
Brent less Maya crude oil	9.84	5.95
Brent less WCS Houston crude oil	13.22	6.77
WTI crude oil	98.29	64.84

Natural gas (dollars per MMBtu)	6.29	8.95

Product margins (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	20.27	13.82
ULS diesel less Brent	44.34	12.44
Propylene less Brent	(38.04)	(2.37)
U.S. Mid-Continent:
CBOB gasoline less WTI	26.49	18.53
ULS diesel less WTI	49.26	18.33
North Atlantic:
CBOB gasoline less Brent	29.18	16.58
ULS diesel less Brent	51.67	14.43
U.S. West Coast:
CARBOB 87 gasoline less ANS	43.86	23.08
CARB diesel less ANS	46.97	15.99
CARBOB 87 gasoline less WTI	47.96	25.55
CARB diesel less WTI	51.07	18.47

First Nine Months Results -
Average Market Reference Prices and Differentials (continued)

	Nine Months Ended September 30,
	2022	2021
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.54	$1.96
Biodiesel RIN (dollars per RIN)	1.61	1.49
California Low-Carbon Fuel Standard (dollars per metric ton)	109.71	185.29
CBOT soybean oil (dollars per pound)	0.71	0.58

Ethanol
CBOT corn (dollars per bushel)	7.02	5.85
New York Harbor ethanol (dollars per gallon)	2.60	2.18

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first nine months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2022	2021	Change
Revenues	$134,637	$78,074	$56,563
Cost of sales (see notes (a) through (c))	122,516	76,855	45,661
General and administrative expenses (excluding depreciation and amortization expense) (see note (d))	652	579	73
Operating income	11,395	536	10,859
Adjusted operating income (see note (g))	11,328	872	10,456
Other income, net (see note (e))	87	179	(92)
Income tax expense (see note (f))	2,410	86	2,324
Net income attributable to noncontrolling interests	232	257	(25)

Revenues increased by $56.6 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily due to increases in product prices for the refined petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues was partially offset by an increase in cost of sales of $45.7 billion, which was primarily due to increases in crude oil and other feedstock costs, and an increase in general and administrative expenses (excluding depreciation and amortization expense) of $73 million, which was primarily due to an increase of $36 million in certain employee compensation expenses and a charge of $20 million for an environmental reserve adjustment (see note (d)). These changes resulted in a $10.9 billion increase in operating income, from $536 million in the first nine months of 2021 to $11.4 billion in the first nine months of 2022.

Adjusted operating income increased by $10.5 billion, from $872 million in the first nine months of 2021 to $11.3 billion in the first nine months of 2022. The components of this $10.5 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” decreased by $92 million in the first nine months of 2022 compared to the first nine months of 2021 primarily due to a net charge of $24 million in the first nine months of 2022 from the early retirement of debt and the effect of the gain of $62 million in the first nine months of 2021 on the sale of a 24.99 percent membership interest in MVP, resulting in a decrease of $86 million. This decrease was partially offset by the effect of an asset impairment loss of $24 million in the first nine months of 2021 resulting from the cancellation of a pipeline extension project by a nonconsolidated joint venture, Diamond Pipeline LLC. These items are more fully described in note (e).

Income tax expense increased by $2.3 billion in the first nine months of 2022 compared to the first nine months of 2021 primarily as a result of higher income before income tax expense.

Net income attributable to noncontrolling interests decreased by $25 million in the first nine months of 2022 compared to the first nine months of 2021 primarily due to lower earnings associated with DGD.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first nine months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2022	2021	Change
Operating income	$11,473	$592	$10,881
Adjusted operating income (see note (g))	11,407	879	10,528

Refining margin (see note (g))	$17,200	$6,235	$10,965
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (b))	4,111	3,730	381
Depreciation and amortization expense	1,682	1,626	56

Throughput volumes (thousand barrels per day) (see note (h))	2,923	2,705	218

Refining segment operating income increased by $10.9 billion in the first nine months of 2022 compared to the first nine months of 2021; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (g), increased by $10.5 billion in the first nine months of 2022 compared to the first nine months of 2021. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $11.0 billion in the first nine months of 2022 compared to the first nine months of 2021.
Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 48 reflects market reference prices and differentials that we believe had a material impact on the change in our Refining segment margin in the first nine months of 2022 compared to the first nine months of 2021.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $8.2 billion.
◦An increase in gasoline margins had a favorable impact of approximately $2.7 billion.

◦An increase in throughput volumes of 218,000 barrels per day had a favorable impact of approximately $1.3 billion.

◦Lower margins on other products had an unfavorable impact of approximately $800 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $381 million primarily due to higher costs of compliance with environmental emissions programs of $124 million, higher chemicals and catalyst costs of $73 million, higher maintenance expense of $65 million, and an increase in energy costs of $49 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first nine months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2022	2021	Change
Operating income	$513	$559	$(46)
Adjusted operating income (see note (g))	513	560	(47)

Renewable Diesel margin (see note (g))	$778	$681	$97
Operating expenses (excluding depreciation and amortization expense reflected below)	178	86	92
Depreciation and amortization expense	87	35	52

Sales volumes (thousand gallons per day) (see note (h))	2,084	819	1,265

Renewable Diesel segment operating income decreased by $46 million in the first nine months of 2022 compared to the first nine months of 2021; however, Renewable Diesel segment adjusted operating income, which excludes the adjustment in the table in note (g), decreased by $47 million in the first nine months of 2022 compared to the first nine months of 2021. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $97 million in the first nine months of 2022 compared to the first nine months of 2021.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 49 reflects market reference prices that we believe had a material impact on the change in our Renewable Diesel segment margin in the first nine months of 2022 compared to the first nine months of 2021.

The increase in Renewable Diesel segment margin was primarily due to the following:

◦An increase in sales volumes of 1.3 million gallons per day had a favorable impact of approximately $1.2 billion. The increase in sales volumes was primarily due to the additional production capacity resulting from the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

◦Higher Renewable Diesel prices had a favorable impact of approximately $526 million.

◦An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $1.4 billion.

◦Price risk management activities had an unfavorable impact of $252 million. We recognized a loss of $289 million in the first nine months of 2022 compared to a loss of $37 million in the first nine months of 2021.
•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $92 million primarily due to increased costs resulting from the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

•Renewable Diesel segment depreciation and amortization expense increased by $52 million primarily due to depreciation expense associated with the expansion of the DGD Plant that commenced operations in the fourth quarter of 2021.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first nine months of 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2022	2021	Change
Operating income (loss)	$103	$(1)	$104
Adjusted operating income (see note (g))	82	47	35

Ethanol margin (see note (g))	$606	$513	$93
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (b))	464	403	61
Depreciation and amortization expense (see note (c))	37	111	(74)

Production volumes (thousand gallons per day) (see note (h))	3,799	3,797	2

The Ethanol segment operating income increased by $104 million in the first nine months of 2022 compared to the first nine months of 2021; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (g), increased by $35 million in the first nine months of 2022 compared to the first nine months of 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $93 million in the first nine months of 2022 compared to the first nine months of 2021.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 49 reflects market reference prices that we believe had a material impact on the change in our Ethanol segment margin in the first nine months of 2022 compared to the first nine months of 2021.

The increase in Ethanol segment margin was primarily due to the following:

◦Higher ethanol prices had a favorable impact of approximately $365 million.

◦Higher prices for the co-products that we produce, primarily DDGs and inedible DCO, had a favorable impact of approximately $131 million.

◦Higher corn prices had an unfavorable impact of approximately $403 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $61 million primarily due to higher energy costs of $40 million and higher chemical and catalyst costs of $16 million.
________________________
The following notes relate to references on pages 35 through 52.

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

In 2020, we recognized the cost of the RVO using the 2020 quotas set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates of the quotas. As a result of the final rule released by the EPA as noted above, we recognized a benefit of $104 million in June 2022 primarily related to the modification of the 2020 quotas. The impacts to the estimated cost of the RVO recognized by us in 2021 and the three months ended March 31, 2022 were not significant; however, there were impacts in the 2021 quarterly periods as follows: (i) benefit of $80 million for the three months ended March 31, 2021; (ii) benefit of $81 million for the three months ended June 30, 2021; (iii) benefit of $58 million for the three months ended September 30, 2021, resulting in a benefit of $219 million for the nine months ended September 30, 2021; and (iv) charge of $220 million related to the three months ended December 31, 2021.

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

The above-mentioned pre-tax estimated excess energy charge is reflected in our statement of income line items and attributable to our reportable segments for the nine months ended September 30, 2021 as follows (in millions):

	Refining	Renewable Diesel	Ethanol	Total
Cost of materials and other	$47	$—	$—	$47
Operating expenses (excluding depreciation and amortization expense)	478	—	54	532
Total estimated excess energy costs	$525	$—	$54	$579

(c)Depreciation and amortization expense includes the following:
◦a gain of $23 million in the nine months ended September 30, 2022 on the sale of our ethanol plant located in Jefferson, Wisconsin (Jefferson ethanol plant); and
◦accelerated depreciation of $48 million in the three and nine months ended September 30, 2021 related to a change in the estimated useful life of our Jefferson ethanol plant.
(d)General and administrative expenses (excluding depreciation and amortization expense) for the nine months ended September 30, 2022 includes a charge of $20 million for an environmental reserve adjustment associated with a non-operating site.

(e)“Other income, net” includes the following:

◦a gain of $26 million in the three months ended September 30, 2022 and a net charge of $24 million in the nine months ended September 30, 2022 related to the early retirement of approximately $1.25 billion and $2.65 billion aggregate principal amount, respectively, of various series of our senior notes;

◦a gain of $62 million in the nine months ended September 30, 2021 on the sale of a 24.99 percent membership interest in MVP; and

◦a charge of $24 million in the nine months ended September 30, 2021 representing our portion of the asset impairment loss recognized by Diamond Pipeline LLC, a nonconsolidated joint venture with a subsidiary of Plains All American Pipeline, L.P., resulting from the joint venture’s cancellation of its pipeline extension project.

(f)Certain statutory income tax rate changes (primarily an increase in the U.K. rate from 19 percent to 25 percent effective in 2023) were enacted during the second quarter of 2021 that resulted in the remeasurement of our deferred tax liabilities. Under GAAP, we are required to recognize the effect of a change in tax law in the period of enactment. As a result, we recognized deferred income tax expense of $64 million in the nine months ended September 30, 2021, which represented the net increase in our deferred tax liabilities resulting from the changes in the income tax rates.

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

Non-GAAP measures are as follows:

◦Refining margin is defined as Refining segment operating income excluding the modification of RVO adjustment (as defined in note (a)), operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Refining operating income to Refining margin
Refining operating income	$3,810	$835	$11,473	$592
Adjustments:
Modification of RVO (see note (a))	—	58	(104)	219
Operating expenses (excluding depreciation and amortization expense) (see note (b))	1,516	1,195	4,111	3,730
Depreciation and amortization expense	568	549	1,682	1,626
Other operating expenses	6	18	38	68
Refining margin	$5,900	$2,655	$17,200	$6,235
◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$212	$108	$513	$559
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	69	26	178	86
Depreciation and amortization expense	33	11	87	35
Other operating expenses	—	1	—	1
Renewable Diesel margin	$314	$146	$778	$681

◦Ethanol margin is defined as Ethanol segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Ethanol operating income (loss) to Ethanol margin
Ethanol operating income (loss)	$1	$(44)	$103	$(1)
Adjustments:
Operating expenses (excluding depreciation and amortization expense) (see note (b))	162	128	464	403
Depreciation and amortization expense (see note (c))	20	70	37	111
Other operating expenses	—	—	2	—
Ethanol margin	$183	$154	$606	$513
◦Adjusted Refining operating income is defined as Refining segment operating income excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$3,810	$835	$11,473	$592
Adjustments:
Modification of RVO (see note (a))	—	58	(104)	219
Other operating expenses	6	18	38	68
Adjusted Refining operating income	$3,816	$911	$11,407	$879

◦Adjusted Renewable Diesel operating income is defined as Renewable Diesel segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Renewable Diesel operating income to adjusted Renewable Diesel operating income
Renewable Diesel operating income	$212	$108	$513	$559
Adjustment: Other operating expenses	—	1	—	1
Adjusted Renewable Diesel operating income	$212	$109	$513	$560

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income (loss) excluding the gain on sale of ethanol plant, the change in estimated useful life of ethanol plant, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Ethanol operating income (loss) to adjusted Ethanol operating income
Ethanol operating income (loss)	$1	$(44)	$103	$(1)
Adjustments:
Gain on sale of ethanol plant (see note (c))	—	—	(23)	—
Change in estimated useful life of ethanol plant (see note (c))	—	48	—	48
Other operating expenses	—	—	2	—
Adjusted Ethanol operating income	$1	$4	$82	$47

◦Adjusted operating income is defined as total company operating income excluding the modification of RVO adjustment, the gain on sale of ethanol plant, the change in estimated useful life of ethanol plant, the environmental reserve adjustment, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$3,792	$693	$11,395	$536
Adjustments:
Modification of RVO (see note (a))	—	58	(104)	219
Gain on sale of ethanol plant (see note (c))	—	—	(23)	—
Change in estimated useful life of ethanol plant (see note (c))	—	48	—	48
Environmental reserve adjustment (see note (d))	—	—	20	—
Other operating expenses	6	19	40	69
Adjusted operating income	$3,798	$818	$11,328	$872

(h)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of September 30, 2022 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,462
Canadian Revolver (b)	106
Accounts receivable sales facility	1,300
Letter of credit facility	50
Total available capacity	4,918
Cash and cash equivalents (c)	3,729
Total liquidity	$8,647
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 4 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of September 30, 2022 in Canadian dollars was C$145 million.
(c)Excludes $240 million of cash and cash equivalents related to the consolidated VIEs that is available for use only by the VIEs.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in):
Operating activities	$8,478	$3,405
Investing activities	(2,070)	(1,412)
Financing activities:
Debt issuances and borrowings	2,596	129
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(5,051)	(676)
Other financing activities	(3,814)	(1,192)
Financing activities	(6,269)	(1,739)
Effect of foreign exchange rate changes on cash	(292)	(69)
Net increase (decrease) in cash and cash equivalents	$(153)	$185

Cash Flows for the Nine Months Ended September 30, 2022
In the first nine months of 2022, we used $8.5 billion of cash generated by our operations, $2.6 billion in debt issuances and borrowings, and $153 million of cash on hand to make $2.1 billion of investments in our business, repay $5.1 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), and fund $3.8 billion of other financing activities. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $8.5 billion of cash in the first nine months of 2022, driven primarily by net income of $8.6 billion and noncash charges to income of $1.4 billion, partially offset by an unfavorable change in working capital of $1.6 billion. Noncash charges primarily included $1.8 billion of depreciation and amortization expense, partially offset by a $161 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities primarily consisted of $2.1 billion in capital investments, as defined below under “Capital Investments,” of which $695 million related to capital investments made by DGD and $30 million related to capital expenditures of VIEs other than DGD.

Other financing activities of $3.8 billion consisted primarily of $2.8 billion for purchases of common stock for treasury and $1.2 billion in dividend payments.

Cash Flows for the Nine Months Ended September 30, 2021
In the first nine months of 2021, we used $3.4 billion of cash generated by our operations to make $1.4 billion of investments in our business, repay $676 million of debt and finance lease obligations, fund $1.2 billion of other financing activities, and increase our available cash on hand by $185 million.
As previously noted, our operations generated $3.4 billion of cash in the first nine months of 2021, driven primarily by a positive change in working capital of $1.6 billion, noncash charges to income of $1.6 billion, and net income of $178 million. Our net income of $178 million reflects the unfavorable impact of increased energy costs at certain of our refineries and ethanol plants due to effects arising out of Winter Storm Uri. See note (b) on page 53 regarding the effects of Winter Storm Uri. Noncash charges primarily included $1.8 billion of depreciation and amortization expense, partially offset by a $150 million deferred income tax benefit and a $62 million gain on the sale of a partial interest in MVP, as described in Note 6 of Condensed Notes to Consolidated Financial Statements. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.4 billion consisted of $1.7 billion in capital investments, of which $736 million related to capital investments made by DGD and $59 million related to capital expenditures of VIEs other than DGD. These activities were partially offset by $270 million received from the sale of a partial interest in MVP, as described in Note 6 of Condensed Notes to Consolidated Financial Statements.

Other financing activities of $1.2 billion consisted primarily of $1.2 billion in dividend payments and $15 million for purchases of common stock for treasury.

Our Capital Resources
Our material cash requirements as of September 30, 2022 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are comprised of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our consolidated statements of cash flows as shown on page 6. Capital investments exclude strategic investments or acquisitions, if any.

We have publicly announced GHG emissions reduction/displacement targets for 2025 and 2035. We believe that our expected allocation of growth capital into lower-carbon projects is consistent with such targets. Certain of these lower-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2022 discussed below. Our capital investments in future years to achieve these targets are expected to include investments associated with certain lower-carbon projects currently at various stages of progress, evaluation, or approval.

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

	Nine Months Ended September 30,
	2022	2021
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$552	$368
Capital expenditures of VIEs:
DGD	682	730
Other VIEs	30	59
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	820	544
Deferred turnaround and catalyst cost expenditures of DGD	13	6
Investments in nonconsolidated joint ventures	1	8
Capital investments	2,098	1,715
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(347)	(368)
Capital expenditures of other VIEs	(30)	(59)
Capital investments attributable to Valero	$1,721	$1,288

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

Contractual Obligations
As of September 30, 2022, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2022, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2022.
We raised $4.0 billion of incremental debt in 2020 due to the negative impacts of the COVID-19 pandemic on our business. During the third quarter of 2022, we reduced our debt by $1.25 billion. This transaction, combined with debt reduction and refinancing transactions completed in the second half of 2021 and the first half of 2022, have collectively reduced our debt by approximately $3.6 billion. We will continue to evaluate further deleveraging opportunities.

Other Matters Impacting Liquidity and Capital Resources
Treasury Stock Purchases
During the three and nine months ended September 30, 2022, we purchased for treasury 8,444,754 shares for $928 million and 24,202,035 shares for $2.8 billion, respectively. We completed all authorized share purchases under the 2018 Program during the second quarter of 2022. On July 7, 2022, our Board authorized our purchase of up to an additional $2.5 billion of shares under the July 2022 Program with no expiration date. On October 26, 2022, our Board authorized our purchase of up to an additional $2.5 billion with no expiration date, which is in addition to the amount remaining under the July 2022 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under this program.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2021, we plan to contribute approximately $116 million to our pension plans and $22 million to our other postretirement benefit plans during 2022. For the nine months ended September 30, 2022, we have contributed $107 million to our pension plans and $11 million to our other postretirement benefit plans.

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

Cash Held by Our Foreign Subsidiaries
As of September 30, 2022, $3.2 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us, but we believe that such amount is not material to our financial position and liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The following tables provide information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. A 10 percent increase or decrease in our floating interest rates would not have a material effect to our results of operations. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. See Note 4 of Condensed Notes to Consolidated Financial Statements for additional information related to our debt.

	September 30, 2022 (a)
	Expected Maturity Dates
	Remainder of 2022	2023	2024	2025	2026	There- after	Total	Fair Value
Fixed rate	$—	$—	$169	$456	$677	$7,604	$8,906	$8,175
Average interest rate	—%	—%	1.2%	3.2%	4.2%	5.0%	4.8%
Floating rate	$807	$18	$—	$—	$—	$—	$825	$825
Average interest rate	5.7%	3.9%	—%	—%	—%	—%	5.7%

	December 31, 2021 (a)
	Expected Maturity Dates
	2022	2023	2024	2025	2026	There- after	Total	Fair Value
Fixed rate	$300	$—	$169	$1,374	$1,726	$7,637	$11,206	$12,838
Average interest rate	4.0%	—%	1.2%	3.0%	3.9%	5.0%	4.5%
Floating rate	$810	$20	$—	$—	$—	$—	$830	$830
Average interest rate	3.5%	3.9%	—%	—%	—%	—%	3.5%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Blending Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2021. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of September 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2022.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no new proceedings or material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2021 or in our quarterly reports on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the third quarter of 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 2022	1,391	$105.37	—	$2.5 billion
August 2022	4,288,361	$112.68	4,286,149	$2.0 billion
September 2022	4,155,002	$107.00	4,153,012	$1.6 billion
Total	8,444,754	$109.88	8,439,161	$1.6 billion
________________________
(a)The shares reported in this column include 5,593 shares related to our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)On January 23, 2018, we announced that our Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date, and we completed all authorized share purchases under that program during the second quarter of 2022. On July 7, 2022, we announced that our Board authorized our purchase of up to an additional $2.5 billion with no expiration date. As of September 30, 2022, we had $1.6 billion remaining available for purchase under this program. On October 26, 2022, our Board authorized our purchase of up to an additional $2.5 billion with no expiration date, which is in addition to the amount remaining under the July 2022 Program.

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
Date: October 26, 2022