Form 10-K
period 2022-12-31
VALERO ENERGY CORP/TX
filed 2023-02-23
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number 001-13175
VALERO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1828067
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Valero Way
San Antonio, Texas 78249
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (210) 345-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VLO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $41.9 billion based on the last sales price quoted as of June 30, 2022 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 17, 2023, 371,150,836 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 9, 2023, at which directors will be elected. Portions of the 2023 Proxy Statement are incorporated by reference in PART III of this Form 10-K and are deemed to be a part of this report.

CROSS-REFERENCE SHEET

The following table indicates the headings in the 2023 Proxy Statement where certain information required in PART III of this Form 10-K may be found.

Form 10-K Item No. and Caption		Anticipated Heading in 2023 Proxy Statement

10.	Directors, Executive Officers and Corporate Governance
“Information Regarding the Board of Directors —
Committees of the Board — Audit Committee —
Current Audit Committee Members,” “Information
Regarding the Board of Directors — Committees of the
Board — Audit Committee — 2022 Meetings,”
“Proposal No. 1 Election of Directors — Information
Concerning Director Nominees,” “Proposal No. 1
Election of Directors — Nominees,” “Identification of
Executive Officers,” and “Miscellaneous — Governance
Documents and Codes of Ethics”

11.	Executive Compensation
“Information Regarding the Board of Directors —
Committees of the Board — Human Resources and
Compensation Committee — Compensation Committee
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

i

ii

The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. The term “DGD,” as used in this report, may refer to Diamond Green Diesel Holdings LLC, its wholly owned consolidated subsidiary, or both of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures beginning on page 36 of this report under the heading “CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.” Note references in this report to Notes to Consolidated Financial Statements can be found beginning on page 76, under “PART II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

We are a multinational manufacturer and marketer of petroleum-based and low-carbon liquid transportation fuels and petrochemical products, and we sell our products primarily in the United States (U.S.), Canada, the United Kingdom (U.K.), Ireland, and Latin America. We own 15 petroleum refineries located in the U.S., Canada, and the U.K. with a combined throughput capacity of approximately 3.2 million barrels per day (BPD). We are a joint venture member in Diamond Green Diesel Holdings LLC (DGD)1, which owns two renewable diesel plants located in the Gulf Coast region of the U.S. with a combined production capacity of approximately 1.2 billion gallons per year, and we own 12 ethanol plants located in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.6 billion gallons per year. We manage our operations through our Refining, Renewable Diesel, and Ethanol segments. See “OUR OPERATIONS” below for additional information about the operations, products, and properties of each of our reportable segments.

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
1 DGD is a joint venture with Darling Ingredients Inc. (Darling) and we consolidate DGD’s financial statements. See Note 11 of Notes to Consolidated Financial Statements regarding our accounting for DGD.

Most of our petroleum refineries operate in locations with current operating cost and/or other advantages, as described below under “OUR OPERATIONS—Refining,” and we believe our refineries are positioned to meet the strong worldwide demand for our petroleum-based products. Through our refining business, we believe that we have developed expertise in liquid fuels manufacturing and a platform for the marketing and distribution of liquid fuels, and we seek to leverage this expertise and platform to expand and optimize our low-carbon fuels businesses. We expect that low-carbon liquid fuels will continue to be a growing part of the energy mix, and we have made multibillion-dollar investments to develop and grow our low-carbon renewable diesel and ethanol businesses, as described below under “OUR OPERATIONS—Renewable Diesel,” and “—Ethanol.” These businesses have made us one of the world’s largest low-carbon fuels producers and have helped governments across the world achieve their greenhouse gas (GHG) emissions reduction targets, and we continue to seek low-carbon fuel opportunities and to improve our environmental, social, and governance (ESG) practices.

Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand
Governments across the world have issued, or are considering issuing, low-carbon fuel regulations, policies, and standards to help reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix. These regulations, policies, and standards include, but are not limited to, the RFS, LCFS, CFR, and similar programs (collectively, the Renewable and Low-Carbon Fuel Programs). These programs are defined and discussed below under “U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) Program,” “California Low Carbon Fuel Standard (LCFS),” and “Canada Clean Fuel Regulations (CFR).” While many of these regulations, policies, and standards result in additional costs to our refining business, they have created opportunities for us to develop our renewable diesel and ethanol businesses, and they should continue to help drive the demand for our renewable diesel and ethanol products. We believe that our ability to supply these low-carbon fuels can play an important role in helping achieve GHG emissions reduction targets in a reliable manner.

The U.S., California, and recently finalized Canada low-carbon fuel regulations, policies, and standards discussed below currently have the most significant impact on our business. However, other municipal, state, and national governments across the world, including in many of the jurisdictions in which we operate, have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. See “ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks—The Renewable and Low-Carbon Fuel Programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could adversely affect our performance.” In addition, see Note 1 of Notes to Consolidated Financial Statements regarding our accounting for the costs of the blending programs under “Costs of Renewable and Low-Carbon Fuel Programs,” Note 19 for disclosure of the costs of the blending programs under “Renewable and Low-Carbon Fuel Programs Price Risk,” and Note 16 for disclosure of our blender’s tax credits under “Segment Information.”

U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) Program
The EPA created the RFS program pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Under the RFS program, by November 30 of each year, the EPA is required to set annual quotas for the volume of renewable fuels that must be blended into petroleum-based transportation fuels consumed in the U.S. in the following compliance year. The quotas are set by class of renewable fuel (i.e., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) and are collectively referred to as the renewable volume obligation (RVO). The RVO must be met by obligated parties, who are the producers and importers of the petroleum-based transportation fuels consumed in the U.S. Obligated parties demonstrate compliance annually by retiring the appropriate number of renewable identification numbers (RINs) associated with each class of renewable fuel to satisfy their RVO. A RIN is effectively a compliance credit that is assigned to each gallon of qualifying renewable fuel produced in, or imported into, the U.S. RINs are obtained by blending those renewable fuels into petroleum-based transportation fuels, and obligated parties can also achieve compliance by purchasing RINs in the open market.

We are an obligated party under this program and our Refining segment incurs obligations as a result of being a producer and importer of petroleum-based transportation fuels consumed in the U.S., but we also generate RINs under this program as a result of being a producer of qualifying renewable fuels through our Renewable Diesel and Ethanol segments. Therefore, there is a cost to our refining business from this program because in order to comply with our RVO we must either purchase qualifying renewable fuels for blending or purchase RINs in the open market, but we also generate revenue through our Renewable Diesel and Ethanol segments from this program because we produce and sell qualifying renewable fuels.

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

Our Refining segment produces and imports petroleum-based transportation fuels in California and thus must blend low-CI fuels or purchase credits to meet the CI benchmark. However, fuels produced by our Renewable Diesel and Ethanol segments have CI scores that are lower than traditional petroleum-based transportation fuels, and we benefit from the demand from other regulated entities for these low-carbon products. In addition, the demand for some of these low-carbon transportation fuels tends to drive higher values for those fuels compared to petroleum-based transportation fuels due to their lower CI scores. We seek to pursue opportunities to further lower the CI of many of our products, including our low-carbon fuels. See “Our Low-Carbon Projects” below.

Canada Clean Fuel Regulations (CFR)
In July 2022, Canada’s federal environmental agency issued the CFR program to require primary suppliers of gasoline or diesel that is produced in or imported into Canada to reduce the CI of those products. Annual CI reduction requirements prescribed by the CFR program can be satisfied by using compliance credits that a primary supplier creates (through blending low CI fuels) or that are purchased by them. The obligation to achieve prescribed CI reduction requirements begins on July 1, 2023. The CFR program is in addition to Canada’s existing provincial programs (such as in Quebec, Ontario, and British Columbia), which require the utilization of low-carbon fuels, and is similar to the LCFS program.

As a primary supplier of gasoline and diesel in Canada, our Refining segment will be subject to the CFR program requirements effective July 1, 2023 and thus must blend low-CI fuels or purchase credits to meet the annual CI reduction requirements. As noted above under “California Low Carbon Fuel Standard (LCFS),” fuels produced by our Renewable Diesel and Ethanol segments have lower CI scores than traditional petroleum-based transportation fuels, and we expect to benefit from the increased demand for these low-carbon products as a result of the CFR program.

U.S. Federal Tax Incentives
The U.S. federal government has enacted tax incentives to encourage the production of low-carbon fuels and/or reduce GHG emissions. Section 6426 of the Internal Revenue Code of 1986, as amended, provides a tax credit (generally referred to as the blender’s tax credit) to blenders of certain renewable fuels to encourage the production and blending of those fuels with traditional petroleum-based transportation fuels. Only blenders that have produced a mixture and either sold or used the fuel mixture as fuel are eligible for the blender’s tax credit. The renewable diesel produced by our Renewable Diesel segment is a liquid fuel derived from biomass that meets the EPA’s fuel registration requirements; therefore, renewable diesel that we produce and blend qualifies for this refundable tax credit of one dollar per gallon. The Inflation Reduction Act of 2022 (the IRA) extends Section 6426 through December 31, 2024 (originally set to expire on December 31, 2022) and then replaces it with Section 45Z, which provides a clean fuel production credit for years 2025 through 2027. Tax credits can be claimed under Section 45Z for the production and sale of clean fuels (such as biodiesel, renewable diesel, and alternative fuels, including sustainable aviation fuel (SAF)). In addition, Section 45Q provides federal income tax credits to certain taxpayers who capture and sequester, store, or use qualified carbon oxides (e.g., carbon dioxide).

We continually evaluate such federal income tax incentives, and may strategically pursue certain opportunities to optimize the potential benefits therefrom. For example, as discussed below under “Our Low-Carbon Projects,” the carbon capture and sequestration projects at our ethanol plants should increase the value of the ethanol product produced at those plants by helping decrease its CI score and through the expected generation of Section 45Q tax credits, and our recently announced SAF project is expected to produce low-carbon aviation fuel and generate Section 45Z tax credits, which should increase the value of that product.

Our Low-Carbon Projects
We have invested $5.1 billion2 to date in our low-carbon fuels businesses, and we expect additional growth opportunities in this area. We completed the expansion of DGD’s first renewable diesel plant in 2021 and, in the fourth quarter of 2022, we completed construction of DGD’s second renewable diesel plant. These expansions increased DGD’s combined production capacity of renewable diesel to approximately 1.2 billion gallons per year and renewable naphtha to approximately 50 million gallons per year. See “OUR OPERATIONS—Renewable Diesel” below for additional information about the expansion of our renewable diesel business.
We continue to evaluate and advance investments in economic, low-carbon projects, including projects that are intended to lower the CI of our products. For example, in March 2021, we announced our participation in a large-scale carbon capture and sequestration pipeline system in the Mid-Continent region of the U.S. that is expected to capture, transport, and store carbon dioxide that results from the ethanol manufacturing process at our eight ethanol plants located in Iowa, Minnesota, Nebraska, and
2 Our investment to date in our low-carbon fuels businesses consists of $3.4 billion in capital investments to build our renewable diesel business and $1.7 billion to build our ethanol business. Capital investments in renewable diesel represent 100 percent of the capital investments made by DGD. See also “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Our Capital Resources—Capital Investments,” which is incorporated by reference into this item for our definition of capital investments.

South Dakota. We expect to be the anchor shipper with those eight ethanol plants connected to the system. The capture and sequestration of this carbon dioxide should result in the generation of Section 45Q tax credits and the production of a lower CI ethanol product that we expect to market in low-carbon fuel markets, which is expected to result in a higher value for this product. A third party is expected to construct, own, and operate the system, and our capital investment will be to purchase, install, and connect the applicable carbon capture equipment to the system. Initial service is anticipated to begin in late 2024. In addition, certain of our other ethanol plants are located near geology believed to be suitable for sequestering carbon dioxide, and we are evaluating stand-alone projects to sequester carbon dioxide that results from the ethanol manufacturing process at those plants.
In January 2023, we announced that DGD approved a $315 million project to produce SAF. The project is expected to be completed in 2025 and is also expected to make DGD one of the largest SAF manufacturers in the world. The production of a lower CI jet fuel should result in the generation of Section 45Z tax credits and a higher value for this product.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Our Capital Resources—Capital Investments” for further discussion of our capital investments associated with low-carbon projects.
ENVIRONMENTAL MANAGEMENT SYSTEMS

We have well-developed management structures that are central to our decision making and risk management, including three programs that support our environmental management as follows:

•Our Commitment to Excellence Management System (CTEMS) is a proprietary systematic approach to planning, executing, checking, and acting to improve everyday work activities at many of our refineries and plants. CTEMS has nine major elements: leadership accountability, protecting people and the environment, people and skills development, operations reliability and mechanical integrity, technical excellence and knowledge management, change management, business competitiveness, external stakeholder relationships, and assurance and review. Risks related to regulatory issues and physical threats to our refineries and plants are among those assessed as we implement CTEMS.

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

•Our Fuels Regulatory Assurance Program provides operational safeguards, software, training, and protocols for uniformity across our refineries and plants to reinforce our compliance with applicable fuels regulations. Building on the success of this system, we are developing a proprietary Low-Carbon Assurance Program designed to provide tools and oversight to assure compliance with the increasingly complex array of low-carbon fuels programs, including compliance with the mandatory independent verifications by the jurisdictions in which we sell our products.

OUR OPERATIONS

Our operations are managed through the following reportable segments:

•our Refining segment, which includes the operations of our petroleum refineries, the associated activities to market our refined petroleum products, and the logistics assets that support those operations;

•our Renewable Diesel segment, which includes the operations of DGD and the associated activities to market renewable diesel and renewable naphtha; and

•our Ethanol segment, which includes the operations of our ethanol plants and the associated activities to market our ethanol and co-products.

Financial information about these segments is presented in Note 16 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

See “ITEM 1A. RISK FACTORS—Risks Related to Our Business, Industry, and Operations—Our financial results are affected by volatile margins, which are dependent upon factors beyond our control, including the price of feedstocks and the market price at which we can sell our products,”—“Industry and other developments, and evolving sentiment, regarding fossil fuels and GHG emissions, may decrease the demand for our products and could adversely affect our performance,”—“Disruption of our ability to obtain crude oil, waste and renewable feedstocks, corn, and other feedstocks could adversely affect our operations,”—“Our investments in joint ventures and other entities decrease our ability to manage risk,” and —“Legal, Government, and Regulatory Risks—The Renewable and Low-Carbon Fuel Programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could adversely affect our performance,” which are incorporated by reference into this item.

Refining
Refineries
Overview
Our 15 petroleum refineries are located in the U.S., Canada, and the U.K., and they have a combined feedstock throughput capacity of approximately 3.2 million BPD. The following table presents the locations of these refineries and their feedstock throughput capacities as of December 31, 2022.

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
(b)Represents the combined capacities of two refineries – the Corpus Christi East and Corpus Christi West Refineries.

•California
◦Benicia Refinery. Our Benicia Refinery is located northeast of San Francisco on the Carquinez Straits of San Francisco Bay. It processes sour crude oils into California Reformulated Gasoline Blendstock for Oxygenate Blending (CARBOB) and Conventional Blendstock for Oxygenate Blending (CBOB) gasolines, CARB diesel, diesel, jet fuel, and asphalt. Gasoline production is primarily CARBOB, which meets CARB specifications when blended with ethanol. The refinery receives feedstocks via a marine dock and pipelines and distributes most of its products via pipeline and truck.

◦Wilmington Refinery. Our Wilmington Refinery is located near Los Angeles. It processes a blend of heavy and high-sulfur crude oils and produces CARBOB and CBOB gasolines, CARB diesel, diesel, jet fuel, and asphalt. The refinery receives feedstocks via pipelines connected to marine terminals and docks and distributes its products via pipeline to various terminals.

•Louisiana
◦Meraux Refinery. Our Meraux Refinery is located approximately 15 miles southeast of New Orleans on the Mississippi River. It processes sour and sweet crude oils and produces gasoline, diesel, jet fuel, and high-sulfur fuel oil. The refinery receives feedstocks at its dock and has access to the Louisiana Offshore Oil Port and distributes its products via its dock and the Colonial Pipeline. The refinery is located about 40 miles from our St. Charles Refinery, allowing for integration of feedstocks and refined petroleum product blending.

◦St. Charles Refinery. Our St. Charles Refinery is located approximately 25 miles west of New Orleans on the Mississippi River. It processes sour crude oils and other feedstocks and produces gasoline and diesel. The refinery receives feedstocks via its docks and has access to the Louisiana Offshore Oil Port and distributes its products via its docks and our Parkway Pipeline and the Bengal Pipeline, both of which access the Plantation Pipeline and Colonial Pipeline.

•Oklahoma
◦Ardmore Refinery. Our Ardmore Refinery is located approximately 100 miles south of Oklahoma City. It processes primarily sweet crude oils and produces gasoline and diesel. The refinery receives feedstocks via pipelines and distributes its products via rail, truck, and the Magellan Pipeline system.

•Tennessee
◦Memphis Refinery. Our Memphis Refinery is located on the Mississippi River. It processes primarily sweet crude oils and produces gasoline, diesel, and jet fuel. The refinery receives feedstocks via the Diamond Pipeline, the Dakota Access Pipeline, and barge and distributes its products via truck, barge, and the Shorthorn Pipeline.

•Texas
◦Corpus Christi East and West Refineries. Our Corpus Christi East and West Refineries are located on the Corpus Christi Ship Channel. The East Refinery processes sour crude oil and the West Refinery processes sweet crude oil, sour crude oil, and residual fuel oil, and both refineries produce gasoline, aromatics, jet fuel, diesel, and asphalt. The refineries receive feedstocks via docks on the Corpus Christi Ship Channel and pipelines. The refineries’ physical locations allow for the transfer of various feedstocks and blending components between them. The refineries distribute their products via truck, ship, barge, and pipeline.
◦Houston Refinery. Our Houston Refinery is located on the Houston Ship Channel. It processes sweet crude and intermediate oils and produces gasoline, jet fuel, and diesel. The refinery receives feedstocks via pipeline, ship, and barge and distributes its products via pipeline, including the Colonial Pipeline and Explorer Pipeline.
◦McKee Refinery. Our McKee Refinery is located in the Texas Panhandle. It processes primarily sweet crude oils and produces gasoline, diesel, jet fuel, and asphalt. The refinery receives feedstocks via pipeline and distributes its products primarily via pipeline and rail.
◦Port Arthur Refinery. Our Port Arthur Refinery is located on the Texas Gulf Coast approximately 90 miles east of Houston. It processes heavy sour crude oils and other feedstocks and produces gasoline, diesel, jet fuel, and residual fuel oil. The refinery receives feedstocks via rail, ship, barge, and pipeline and distributes its products via pipeline, including the Colonial Pipeline and

Explorer Pipeline, and via ship and barge. The refinery’s new coker is expected to be completed in the second quarter of 2023.

◦Texas City Refinery. Our Texas City Refinery is located southeast of Houston on the Texas City Ship Channel. It processes crude oils and produces gasoline, diesel, and jet fuel. The refinery receives feedstocks via pipeline and by ship and barge using docks on the Texas City Ship Channel and distributes its products via ship and barge, as well as via pipeline, including the Colonial Pipeline and Explorer Pipeline.

◦Three Rivers Refinery. Our Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. It primarily processes sweet crude oils and produces gasoline, diesel, jet fuel, and aromatics. The refinery receives feedstocks via pipeline and truck and distributes its products via pipeline.

•Canada
◦Quebec Refinery. Our Quebec Refinery is located in Lévis (near Quebec City). It processes sweet crude oils and produces gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives feedstocks via ship at its marine dock on the St. Lawrence River (some of which is sourced from our crude oil terminal in Montreal that receives crude oil from western Canada) and distributes its products via our pipeline to our Montreal East terminal and other terminals and via rail, ship, truck, and pipeline.

•U.K.
◦Pembroke Refinery. Our Pembroke Refinery is located in the County of Pembrokeshire in South West Wales. It processes primarily sweet crude oils and produces gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives its feedstocks via ship and barge through docks on the Milford Haven Waterway and distributes its products via ship, barge, and truck, and through our Mainline Pipeline.

Feedstock Supply
Our crude oil and other feedstocks are purchased through a combination of term and spot contracts. Our term supply contracts are at market-related prices and feedstocks are purchased directly or indirectly from various national oil companies as well as international and U.S. oil companies. The contracts generally permit the parties to amend the contracts (or terminate them), effective as of the next scheduled renewal date, by giving the other party proper notice within a prescribed period of time (e.g., 60 days, 6 months) before expiration of the current term. The majority of the crude oil purchased under our term contracts is purchased at the producer’s official stated price (i.e., the “market” price established by the seller for all purchasers) and not at a negotiated price specific to us.

Marketing
Overview
We sell refined petroleum products in both the wholesale rack and bulk markets. These sales include products that are manufactured in our refining operations, as well as products purchased or received on exchange from third parties. Most of our refineries have access to marine facilities, and they interconnect with common-carrier pipeline systems, allowing us to sell products in the U.S., Canada, the U.K., Ireland, Latin America, and other parts of the world.

Wholesale Rack Sales
We sell our products on a wholesale basis through an extensive rack marketing network. The principal purchasers of our products from terminal truck racks are wholesalers, distributors, retailers, and truck-delivered end users throughout the U.S., Canada, the U.K., Ireland, and Latin America.

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

Bulk Sales
We also sell our products through bulk sales channels in the U.S. and international markets. Our bulk sales are made to various petroleum companies, traders, and bulk end users, such as railroads, airlines, and utilities. Our bulk sales are distributed primarily via pipeline, ship, and barge to major tank farms and trading hubs.

Logistics
We own logistics assets (crude oil pipelines, product pipelines, terminals, tanks, marine docks, truck rack bays, and other assets) that support our refining operations. Demand for transportation fuels in Latin America is expected to continue to grow. To support our wholesale rack operations in Latin America, we have invested in or grown our access to terminals and transloading facilities in Mexico and Peru. Our U.S. Gulf Coast refineries are well positioned to support export growth to Latin America and other countries around the world.

Renewable Diesel
Our Relationship with DGD
DGD is a joint venture that we consolidate. We entered into the DGD joint venture in 2011 and it began operations in 2013. See Note 11 of Notes to Consolidated Financial Statements regarding our accounting for DGD. We operate DGD’s renewable diesel plants and perform certain management functions for DGD as an independent contractor under an agreement with DGD.

Renewable Diesel Plants
DGD owns two renewable diesel plants. The first DGD plant began operations in 2013 and is located next to our St. Charles Refinery (the DGD St. Charles Plant). The second DGD plant commenced operations in the fourth quarter of 2022 and is located next to our Port Arthur Refinery (the DGD Port Arthur Plant, and together with the DGD St. Charles Plant, the DGD Plants). The DGD Plants produce renewable diesel and renewable naphtha. Renewable diesel is a low-carbon liquid transportation fuel that is interchangeable with petroleum-based diesel. Renewable naphtha is used to produce renewable gasoline and renewable plastics. These products are produced from waste and renewable feedstocks using a pre-treatment process and an advanced hydroprocessing-isomerization process. The market value of the renewable diesel can vary based on regional policies, feedstock preferences, and CI scores. Waste feedstocks (predominantly animal fats, used cooking oils, and inedible distillers corn oil) are the preferred feedstocks due to their lower CI scores. While several other companies have made, or have announced interest in making, investments in renewable diesel projects, the DGD Plants are currently two of only a small number of operational facilities that have the capacity to process 100 percent waste and renewable feedstocks, and this feedstock flexibility currently provides a margin advantage.

The DGD Plants receive waste and renewable feedstocks primarily by rail, trucks, ships, and barges owned by third parties. DGD is party to a raw material supply agreement with Darling under which Darling is obligated to offer to DGD a portion of its feedstock requirements at market pricing, but DGD is not obligated to purchase all or any part of its feedstock from Darling. Therefore, DGD pursues the most optimal feedstock supply available.

DGD began an expansion of the DGD St. Charles Plant in 2019 and operations commenced in the fourth quarter of 2021. This expansion increased the DGD St. Charles Plant’s renewable diesel production capacity by approximately 410 million gallons per year, which, at that time, brought DGD’s renewable diesel production capacity to approximately 700 million gallons per year, and provided DGD with the ability to produce approximately 30 million gallons per year of renewable naphtha.

The DGD Port Arthur Plant, which has a production capacity of approximately 470 million gallons of renewable diesel and approximately 20 million gallons of renewable naphtha per year was commissioned and commenced operations in the fourth quarter of 2022. DGD’s combined renewable diesel and renewable naphtha production capacities increased to approximately 1.2 billion gallons and 50 million gallons, respectively, per year.

Marketing
DGD sells renewable diesel and renewable naphtha under the Diamond Green Diesel® brand primarily to be blended with petroleum-based diesel and gasoline, respectively, and to end users for use in their operations. DGD distributes its renewable diesel and renewable naphtha via ship and rail domestically and to international markets.

Ethanol
Ethanol Plants
Our ethanol business began in 2009 with the purchase of our first ethanol plants. We have since grown the business by purchasing additional ethanol plants. Our 12 ethanol plants are located in the Mid-Continent region of the U.S., and they have a combined ethanol production capacity of approximately 1.6 billion gallons per year. Our ethanol plants are dry mill facilities that process corn to produce ethanol and various co-products, including livestock feed (dry distillers grains, or DDGs, and syrup) and inedible corn oil.

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
(b)This plant is currently configured to produce a higher-grade ethanol product, as opposed to fuel-grade ethanol. As such, its current production capacity is approximately 55 million gallons per year of ethanol.

We source our corn supply from local farmers and commercial elevators. Our plants receive corn primarily via rail and truck.

Marketing
We sell our ethanol under term and spot contracts in bulk markets in the U.S. We also export our ethanol into the global markets. We distribute our ethanol primarily by rail (using some railcars owned by us), truck, ship, and barge. We sell DDGs primarily to animal feed customers in the U.S., Mexico, and Asia, which are distributed primarily via rail, truck, ship, and barge.

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

•“ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks”; and

•“ITEM 3. LEGAL PROCEEDINGS—ENVIRONMENTAL ENFORCEMENT MATTERS.”

Capital Expenditures Attributable to Compliance with Government Regulations
Compliance with government regulations, including environmental regulations, did not have a material effect on our capital expenditures in 2022, and we currently do not expect that compliance with these regulations will have material effects on our capital expenditures in 2023.

Other
Because our business is heavily regulated, our costs for compliance with government regulations are significant and can be material, especially costs associated with the Renewable and Low-Carbon Fuel Programs disclosed in Notes 18 and 19 of Notes to Consolidated Financial Statements, which are incorporated by reference into this item.

HUMAN CAPITAL

We believe that our employees provide a competitive advantage for our success. We seek to foster a culture that supports diversity and inclusion, and we strive to provide a safe, healthy, and rewarding work environment for our employees with opportunities for professional growth and long-term financial stability.

Headcount
On December 31, 2022, we had 9,743 employees. These employees were located in the following countries:

Country	Number of Employees
U.S.	8,079
Canada	655
U.K. and Ireland	851
Mexico and Peru	158
Total	9,743

Of our total employees as of December 31, 2022, 1,728 were covered by collective bargaining or similar agreements, and 9,716 were in permanent full-time positions. See also “ITEM 1A. RISK FACTORS—General Risk Factors—Our business may be negatively affected by work stoppages, slowdowns, or strikes, as well as by new legislation or an inability to attract and retain sufficient labor, and increased costs related thereto.”

Company Culture and Human Capital (People) Strategy
Our company culture and our well-defined expectations of ethics and behavior guide the daily work of our employees and support our efforts to produce exceptional company results. The six values that define our culture are Safety, Accountability, Teamwork, Do the Right Thing, Caring, and Excellence.

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

Diversity and Inclusion
We believe that having diverse employees and inclusive teams provides strengths and advantages for our success, and our board of directors (Board) and management team strive to promote and improve diversity and inclusion. Of our total employees as of December 31, 2022, approximately 30 percent of our global professional employees were female, 11 percent of our hourly employees were female, and 19 percent of total employees were female. Approximately 37 percent of our U.S. employees are Hispanic or Latino, Black or African American, Asian, American Indian or Alaskan Native, Native Hawaiian or Other Pacific Islander, or two or more races. We strive to recruit and retain diverse employees and foster a culture of inclusion through various efforts, including targeted recruiting strategies aimed at improving our outreach to underrepresented groups and educational and training programs on diversity-related topics, such as objective hiring and the advantages of diverse employees. We are also committed to hiring and retaining veterans and reservists of the U.S. armed forces, who represent 12 percent of our U.S. employees as of December 31, 2022.

From our intern program to our Board, and at all levels between, we strive to build diverse and inclusive teams. Our intern program class of 2022 was the most diverse in the history of our program, with 43 percent being female and 43 percent representing a racial or ethnic minority. Additionally, seven of our 12 current Board members represent diversity of gender or race/ethnicity. In furtherance of our diversity goals, in 2022 the Board approved a policy, included in our Corporate Governance Guidelines, which provides that when our executive officers (as defined in Rule 3b-7 under the Securities Exchange Act of 1934) are recruited from outside the company, the initial list of candidates will include qualified gender and racially diverse candidates among the candidates presented.

Safety
We believe that safety and reliability are extremely important, not only for the protection of our employees, communities, and to the cultural values we aspire to as a company, but also for operational success, as a decrease in the number of employee and process safety events should generally reduce unplanned shutdowns and increase the operational reliability of our refineries and plants. This, in turn, should also translate into a safer workplace with fewer environmental incidents and stronger community relations. We strive to improve safety and reliability performance by offering year-round safety training programs for our employees and contractors and by seeking to promote the same expectations and culture of safety. We also seek to enhance our safety performance by conducting safety audits, quality assurance visits, and comprehensive safety and risk assessments at our refineries and plants.

To assess safety performance, we measure our annual total recordable incident rate (TRIR), which includes data with respect to our employees and contractors and is defined as the number of recordable injuries per 200,000 working hours. We also annually measure our Tier 1 Process Safety Event Rate, which is a metric defined by the American Petroleum Institute that identifies process safety events per 200,000 total employee and contractor working hours. We use these measures and believe they are helpful in assessing our safety performance because they evaluate performance relative to the numbers of hours being worked. These metrics are also used by others in our industry, which allows for a more objective comparison of our performance. Our refinery employee and contractor TRIR for 2022 was 0.32 and 0.15, respectively, and our refinery Tier 1 Process Safety Event Rate for 2022 was 0.08.

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

We believe that it is important to reward employee performance and have an annual bonus program that rewards achievements of various operational, financial, and strategic objectives. While such objectives include typical financial performance metrics, we believe ESG performance is also important and our annual bonus program rewards achievements in areas such as sustainability, diversity and inclusion, environmental stewardship, compliance, corporate citizenship, and community.

Our compensation programs are designed with consideration of fair treatment and equal pay concepts, and are built upon a foundational philosophy of market-competitive and performance-based pay. Pay equity of our U.S. professional employees is analyzed biennially by an independent consultant retained by us.

Training and Development
We offer a comprehensive training and development program for our employees in subjects such as engineering and technical excellence, safety, environmental, maintenance and machinery/equipment repair, ethics, leadership, and employee performance. We also require all employees to complete training on technical matters, such as cybersecurity and information technology security, and various compliance and corporate conduct matters, including business ethics, conflicts of interest, and anti-bribery and anti-corruption, among others. Our employee development initiatives include customized professional and technical curriculums, efforts to engage our leadership in the employee’s development process, and providing employee performance discussions. We offer a robust virtual training curriculum, which allows for greater availability and access for employees located across our many facilities and enables just-in-time training.

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

PROPERTIES

Our principal properties are described in “OUR OPERATIONS” above and that information is incorporated by reference into this item. We believe that our properties are generally adequate for our operations and that our refineries and plants are maintained in a good state of repair. As of December 31, 2022, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed in Note 4 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item. Financial information about our properties is presented in Note 5 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

AVAILABLE INFORMATION

Our website address is www.valero.com. Information (including any presentation or report) on our website is not part of, and is not incorporated into, this report or any other report or document we may file with or furnish to the U.S. Securities and Exchange Commission (SEC), whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein, unless specifically identified in such filing as being incorporated by reference in such filing. Furthermore, references to our website URLs are intended to be inactive textual references only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, and other filings and reports, as well as any amendments to those filings and reports, filed with or furnished to the SEC are available on our website (under Investors > Financials > SEC Filings) free of charge, soon after we file or furnish such material.

Additionally, on our website (under Investors > ESG), we post our Corporate Governance Guidelines and other governance policies, codes of ethics, and the charters of the committees of our Board. In this same location, we also publish our 2022 ESG Report (previously titled our Stewardship and Responsibility Report), which includes our 2022 SASB Report, our report disclosing certain U.S. employment data that corresponds to our 2021 U.S. Equal Employment Opportunity Information (EEO-1) Report (filed in 2022), our 2025 and 2035 GHG emissions reductions and displacement targets and other disclosures, and our 2022 TCFD Report. These documents are available in print to any stockholder that makes a written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000. Our ESG Overview is also available on our website (under Responsibility > ESG: Environmental, Social and Governance) and disclosures concerning our political engagement, climate lobbying, and trade associations are available on our website (under Investors > ESG). These reports and disclosures are not a part of this annual report on Form 10-K, are not deemed filed with the SEC, and are not to be incorporated by reference into any of our filings with the SEC, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein, unless specifically identified in such filing as being incorporated by reference in such filing.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risk factors could adversely affect our business, financial condition, results of operations, and/or liquidity, as well as adversely affect the value of an investment in our securities.

Risks Related to Our Business, Industry, and Operations

Our financial results are affected by volatile margins, which are dependent upon factors beyond our control, including the price of feedstocks and the market price at which we can sell our products.

Our financial results are affected by the relationship, or margin, between our product prices and the prices for crude oil, corn, and other feedstocks that we purchase, which can vary based on global, regional, and local market conditions, as well as by type and class of product. Historically, product margins have been volatile, and we believe they will continue to be volatile in the future. Our cost to acquire feedstocks and the price at which we can ultimately sell products depend upon several factors beyond our control, including regional and global supplies of and demand for feedstocks (such as crude oil, waste and renewable feedstocks and corn), liquid transportation fuels (such as gasoline, diesel, renewable diesel, and ethanol), and other products. These in turn depend on, among other things, the availability and quantity of feedstocks and liquid transportation fuels imported into the countries in which we operate, the production levels of suppliers, levels of product inventories, productivity and growth (or the lack thereof) of the U.S. and global economies, the U.S. government’s relationships with foreign governments, political affairs, and the extent of government regulation. The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls and changes in trade flows from events such as the Russia-Ukraine conflict have also had, and are likely to continue to have, a significant impact on the market prices of crude oil and certain of our products. Additionally, the regulations, policies, and standards discussed under “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand” have had, and are likely to continue to have, a significant impact on the market prices of the feedstocks for, and products produced by, our low-carbon fuels businesses. Any adverse change in these regulations, policies, and standards (including, for example, changes in the price of carbon or other inputs that affect the value of our low-carbon fuels), or in our ability to obtain any approved fuel pathways, could have a material adverse effect on the margins we receive for our low-carbon products in certain markets.

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on product margins are uncertain. We do not produce crude oil, waste and renewable feedstocks, corn or other primary feedstocks and must purchase nearly all of the feedstocks we process. We generally purchase our feedstocks long before we process them and sell the resulting products. Price level changes during the period between purchasing feedstocks and selling the resulting products has had, and in the future could continue to have, a significant effect on our financial results. A decline in market prices has had and could again have a negative impact to the carrying value of our inventories.

Economic uncertainty, inflation, cybersecurity incidents, and political unrest or hostilities, including the threat of future terrorist attacks, could affect the economies of the U.S. and other countries. Lower economic activity could reduce the demand for and consumption of our products, which could cause our revenues and margins to decline, limit our future growth prospects and affect our capital allocation decisions. Inflation could negatively impact our operating costs and increased product prices could result in demand destruction. Refining, renewable diesel, and ethanol margins also can be significantly impacted by changes in the worldwide production capacity of such products, whether due to the expansion, closure, or transition of existing facilities, or construction of new facilities, and those product margins will be adversely affected if the worldwide production capacity for such products exceeds demand.

A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils. These crude oil feedstock differentials vary significantly depending on overall economic conditions and trends and conditions within the markets for crude oil and refined petroleum products. Previous declines in such differentials have had, and any future declines will likely again have, a negative impact on our results of operations.

Industry and other developments, and evolving sentiment, regarding fossil fuels and GHG emissions, may decrease the demand for our products and could adversely affect our performance.

A reduction in the demand for our products could result from a transition by consumers to alternative fuel vehicles, such as electric vehicles (EVs) and hybrid vehicles, whether as a result of government mandates or incentives, industry developments, or consumer or investor sentiment towards fossil fuels and GHG emissions. New developments may make alternative fuel vehicles more affordable or desirable, including improvements in battery and storage technology, increases in driving ranges, increased availability of charging stations and other infrastructure, expanded and more reliable supply chains, increased inventory, and improvements in hydrogen fuel cell technology. Any such developments could increase consumer acceptance and result in greater market penetration of alternative fuel vehicles.

There may be new entrants into the low-carbon fuels industry that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products. For example, several other companies have made, or announced interest in making, investments in renewable diesel projects. As these projects develop, we will face increased competition for waste and renewable feedstocks and customers, which could reduce our product margins and limit the growth and profitability of our low-carbon fuels businesses. While it is not currently possible to predict the ultimate form, timing, or extent of any such developments, any such event could materially and adversely affect our business, financial condition, results of operations, and liquidity.

Sentiment towards climate change, fossil fuels, GHG emissions, environmental justice, and other ESG matters could adversely affect our business and cost of capital.

In recent years, a number of advocacy groups, both in the U.S. and internationally, have campaigned for government and private action to promote climate and other ESG-related change, particularly at public companies, through investment and voting practices of investment advisors, sovereign wealth funds, pension funds, endowments, and other stockholders. These activities have included promoting the divestment of securities of fossil fuel companies and pressuring lenders, insurers, and other financial services companies to limit or curtail activities with fossil fuel companies. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, investing in, or insuring companies that operate in the fossil fuel industry. If these or similar efforts are continued, our ability to access capital markets or to otherwise obtain new investment, financing, or to fully insure our operations may be negatively impacted.
These activities have also aimed to increase the attention on and demand for action related to various ESG matters, which has contributed to increasing societal, investor, and legislative focus and pressure on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under the assumptions of demand-constrained scenarios, net-zero ambitions, transition plans, actions related to diversity and inclusion, political activities, racial equity audits, and governance standards. For example, ESG-focused stockholder activism has been increasing in the fossil fuel industry and has resulted in more frequent attempts to effect business or governance changes through mechanisms such as stockholder proposals, vote-no campaigns, and exempt proxy solicitations, among others. As a result, we have faced and expect to continue to face increasing pressure regarding our ESG practices and disclosures, including our methodologies and timelines with respect thereto, negative publicity, and demands for ESG-focused engagement from investors and stakeholders. Investors, stakeholders, and other interested parties are also increasingly focusing on issues related to environmental justice. This has resulted and is likely to continue to result in increased scrutiny, protests, and negative publicity with respect to our business and operations, and those of our counterparties, which could in turn result in the cancellation or delay of projects, the revocation or delay of permits, termination of contracts, lawsuits, regulatory action, and policy change that may adversely affect our business strategy, increase our costs, and adversely affect our reputation and financial performance.

Responding to such ESG-focused activism has been and will likely continue to be costly and time-consuming. Such response efforts could also result in the implementation of certain ESG practices or disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders. The methodologies and standards for tracking and reporting on ESG matters are relatively new, have not been standardized, and continue to evolve. As a result, our ESG-related disclosures, metrics, and targets may not necessarily be calculated in the same manner or comparable to similarly titled measures presented by us in other contexts, or by other companies or third-party estimates. While we believe that our ESG disclosures and methodologies reflect our business strategy and are reasonable at the time made or used, as our business or applicable methodologies, standards, or regulations develop and evolve, we may revise or cease reporting or using certain disclosures and methodologies if we determine that they are no longer advisable or appropriate. If our ESG disclosures and methodologies are or are perceived by government authorities, investors, or stakeholders to be inadequate, inaccurate, or non-compliant with applicable standards or regulations, or if we discover material inaccuracies therein, our reputation could be negatively impacted, and we could be exposed to litigation and other regulatory actions.

Some capital markets participants are increasingly using ESG as a factor in their assessments, which could impact our cost of capital or access to financing. There has also been an acceleration in investor demand for ESG investing opportunities, and many institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds and market participants seeking ESG-oriented investment products. There has also been an increase in third-party providers of company ESG ratings, and an increase in ESG-focused voting policies among proxy advisory firms, portfolio managers, and institutional investors. Such ESG ratings and voting policies often differ based on the provider and are continually changing. Recently, backlash from certain governments and investors against ESG funds and investment practices has resulted in increased scrutiny and withdrawals from such funds. Such backlash has also resulted in “anti-ESG” focused activism and investment funds, which may result in additional strains on company resources. If we are unable to meet the ESG standards or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may face increased ESG-focused activism, our cost of capital may increase, and our reputation may also be negatively affected.

Our operations depend on natural gas and reliable electricity, and such dependency could materially adversely affect our business, financial condition, results of operations, and liquidity.

Our operations depend on the use of natural gas and reliable electricity. We consume a significant volume of natural gas and a significant amount of electricity to operate our refineries and plants, and natural gas and electricity prices have a large effect on the cost of our operations. We also purchase other commodities whose price may vary depending on the prices of natural gas or electricity. Prices for both natural gas and electricity can be volatile and therefore represent ongoing challenges to our operating results. Additionally, the availability of natural gas and electricity can be affected by numerous events such as weather (e.g., hurricanes and periods of considerable heat or cold, like Winter Storm Uri in 2021), pipeline and other logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation (particularly from wind and solar), hostilities, sanctions, and supply and demand imbalances for electricity and natural gas. For example, the real-time market structure of the primary grid provider in Texas exposes many of our refineries and operations located in Texas to “scarcity pricing” during periods of supply and demand imbalance. As electrification continues to grow, or if there are increased restrictions or costs imposed on the ability of utilities or power suppliers to utilize certain energy sources (such as through restrictions on fossil fuel or nuclear-generated electricity or ESG pressure not to use such sources of electricity generation), there will likely be increased strains on, and risks to the integrity, reliability, and resilience of electrical grids, and increased volatility and tightness in natural gas and electricity supplies across the world, and such events could negatively affect the cost, reliability, and availability of our natural gas and electricity supplies. Increased electrification will also likely increase the intermittency and variability of electricity and power supplies, which would exacerbate the foregoing challenges. Additionally, increased government regulations and public opposition to pipeline construction and electricity generation and transmission projects may result in the underinvestment in, or unavailability of, the infrastructure and logistics assets needed to obtain natural gas feedstocks and electricity in a reliable and cost-efficient manner. Although we actively manage these costs through contracting and hedging our exposure to price volatility as appropriate, and by pursuing projects that reduce our reliance on third parties and fortify the resilience of our assets, increases in prices for natural gas and electricity, or disruptions to our supply thereof, could materially and adversely affect our business, financial condition, results of operations, and liquidity.

Disruption of our ability to obtain crude oil, waste and renewable feedstocks, corn, and other feedstocks could adversely affect our operations.

We source our refining feedstock requirements throughout the world. We are, therefore, subject to the political, geographic, and economic risks attendant to doing business with suppliers located in, and supplies originating from, diverse areas. If one or more of our supply contracts were terminated, or if political or other events were to disrupt our traditional feedstock supply, we believe that adequate alternative supplies would be available, but it is possible that we would be unable to find adequate or optimal alternative sources of supply. Our refineries and plants without access to waterborne deliveries or offtake must rely on rail, pipeline, or ground transportation and thus may be more susceptible to such risks. If we are unable to obtain adequate or optimal volumes or are able to obtain such volumes only at unfavorable prices, our business, financial condition, results of operations, and liquidity could be materially adversely affected, including from reduced sales volumes of products or reduced margins as a result of higher costs. The U.S. government can also prevent or restrict us from doing business in or with other countries. For example, U.S. sanctions concerning Russia, Iran, and Venezuela limit, but not necessarily ban, the ability of most U.S. companies to engage in oil transactions involving these countries. U.S. and other government sanctions and actions by governments and private market participants to refrain from purchasing or transporting crude oil and petroleum-based products from particular countries

(such as in response to the Russia-Ukraine conflict) have impacted and may continue to impact trade flows, and have limited and may continue to limit our access to business opportunities in various countries.

Although Darling, the other joint venture member in DGD, supplies some of DGD’s waste feedstock at competitive pricing, DGD must still secure a significant amount of its waste and renewable feedstock requirements from other sources. Should Darling’s supply be disrupted or should supply from other sources become limited or only available on unfavorable terms, DGD could be required to develop alternate sources of supply, and it could be required to increase its utilization of waste and renewable feedstocks that produce lower margin products. As the volume of renewable diesel produced continues to increase, the competition for waste and renewable feedstocks will likely increase, which could place downward pressure on the margins associated with our Renewable Diesel segment’s products. DGD will also likely be required to satisfy a greater amount of its waste and renewable feedstock supplies from international sources as the competition for these feedstocks continues to increase, which would increase its exposure to the political, geographic, regulatory, and economic risks attendant to doing business with suppliers located in, and supplies originating from, such areas. Should DGD’s feedstock supply be disrupted, such an event could adversely impact its and our business, financial condition, results of operations, and liquidity.

Our Ethanol segment relies on corn sourced from local farmers and commercial elevators in the Mid-Continent region of the U.S. As a result, the corn supply for our Ethanol segment is acutely exposed to the effects that weather and other environmental events occurring in that region can have on the amount or timing of crop production. Crop production can also be affected by government policies (such as farming subsidies) and by market factors (such as changes in fertilizer prices). Any reduction or delay in crop production from these or similar events could reduce and disrupt the supply of, or otherwise increase our costs to obtain, corn for our Ethanol segment.

We are subject to risks arising from our operations outside the U.S. and generally to worldwide political and economic developments.

We operate and sell some of our products outside of the U.S., particularly in Canada, Europe, Mexico, Peru, and the U.K. Our business, financial condition, results of operations, and liquidity could be negatively impacted by disruptions in any of these markets, including due to expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs, profits, windfall, or other taxes or penalties, transportation delays, import and export controls, labor unrest, security issues involving key personnel and government decisions, orders, mandates, investigations, regulations, issuances or revocations of permits and other authorizations, the effects of military conflicts, and changing regulatory and political environments. The occurrence of any such event could result in the halting, curtailing, or cessation of operations at impacted facilities, commercial restrictions, delay or cancellation of projects, increased costs, fines, penalties, or otherwise reduce our profitability and result in a material adverse effect on our business, financial condition, results of operations, and liquidity. We have experienced certain of these events in the past and expect to experience additional events in the future. We are also required to comply with U.S. and international laws and regulations. Actual or alleged violations of these laws could disrupt our business, cause us to incur significant legal expenses, and result in a material adverse effect on our business, financial condition, results of operations, and liquidity.

We are subject to interruptions and increased costs as a result of logistical disruptions and our reliance on third-party transportation of crude oil and other feedstocks and the products that we manufacture.

In addition to our own logistic assets, we use the services of third parties to transport feedstocks to our refineries and plants and to transport our products to market. If we experience prolonged interruptions of supply or increases in costs to deliver our products to market, or if the ability of the logistics assets used to transport our feedstocks or products is disrupted because of weather events, water levels of key waterways for trade, rail disruptions, cybersecurity incidents, accidents, derailments, collisions, fires, explosions, spills, public health crises, hostilities, or other government or third-party actions (including protests), it could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

Competitors that produce their own supply of feedstocks, own their own retail sites, or have greater financial resources may have a competitive advantage.

The refining and marketing industry is highly competitive with respect to both feedstock supply and refined petroleum product markets. We compete with many companies for available supplies of crude oil and other feedstocks, and for third-party retail outlets for our refined petroleum products. We do not produce any of our primary feedstocks and we do not have a company-owned retail network. Some of our competitors, however, obtain a significant portion of their feedstocks from company-owned production and some have extensive networks of retail sites. Such competitors are at times able to offset losses from liquid transportation fuels production operations with such other operations, and may be better positioned to withstand periods of depressed product margins or feedstock disruptions. Some of our competitors also have materially greater financial and other resources than we have and may have a greater ability to bear the economic risks inherent in all phases of our industry.

An interruption in one or more of our refineries or plants could adversely affect our business.

Our refineries, renewable diesel plants, and ethanol plants are our principal operating assets and are subject to planned and unplanned downtime and interruptions. Our operations could also be subject to significant interruption if one or more of our refineries or plants were to experience a major accident or mechanical failure, be damaged by severe weather or natural disasters (such as hurricanes) or man-made disasters (such as cybersecurity incidents or acts of terrorism), or otherwise be forced to shut down or curtail operations. If any refinery or plant, or related pipeline or terminal, were to experience an interruption in operations, our earnings could be materially and adversely affected (to the extent not recoverable through insurance) because of lost productivity and repair and other costs. Significant interruptions in our operations could also lead to increased volatility in the price of our feedstocks and many of our products. We have experienced certain of these events in the past, and although we focus on maintaining safe, stable, and reliable operations, we may experience additional events in the future.

Large capital projects can take many years to complete, and the political and regulatory environments or other market conditions may change or deteriorate over time, negatively impacting project returns.

We may engage in capital projects based on the forecasted project economics, political and regulatory environments, and the expected return on the capital to be employed. Large-scale projects take many years to complete, during which time the political and regulatory environment or other market conditions may change from our forecast. Supply chain disruptions may also delay projects or increase the costs associated therewith. As a result, we may not fully realize our expected returns, which could negatively impact our business, financial condition, results of operations, and liquidity.

Our investments in joint ventures and other entities decrease our ability to manage risk.

We conduct some of our operations through joint ventures in which we may share control over certain economic, legal, and business interests with other joint venture members. We also conduct some of our operations through entities in which we have a minority or no equity ownership interest, such as the variable interest entities (VIEs) described in Note 11 of Notes to Consolidated Financial Statements. The other joint venture members and the third-party equity holders of the VIEs may have economic, business, or legal interests, opportunities, or goals that are inconsistent with or different from our opportunities, goals, and interests, or may have different liquidity needs or financial condition characteristics than our own, be subject to different legal or contractual obligations than we are, or be unable to meet their obligations. For example, while we operate the DGD Plants and perform certain day-to-day operating and management functions for DGD as an independent contractor, we do not have full control of every aspect of DGD’s business and certain significant decisions concerning DGD, including, among others, the acquisition or disposition of assets above a certain value threshold, making certain changes to DGD’s business plan, raising debt or equity capital, DGD’s distribution policy, and entering into particular transactions, which also require certain approvals from Darling. Additionally, although we consolidate certain VIEs, we do not have full control of every aspect of these VIEs, or the actions taken by their third-party equity holders, some of which may affect our business, legal position, financial condition, results of operations, and liquidity. Failure by us, an entity in which we have a joint venture interest, or the VIEs to adequately manage the risks associated with such entities, and any differences in views among us and other joint venture members or the third-party equity holders in the VIEs, could prevent or delay actions that are in the best interest of us, the joint venture, or the VIE, and could have a material adverse effect on our financial condition, results of operations, and liquidity.

We may incur losses and additional costs as a result of our hedging transactions.

We currently use commodity derivative instruments, and we expect to continue their use in the future. If the instruments we use to hedge our exposure to various types of risk are not effective or increase our exposure to unexpected events or risks, we may incur losses. In addition, we may be required to incur additional costs in connection with any future regulation of derivative instruments applicable to us.

Public health crises such as the COVID-19 pandemic have had and may continue to have, adverse impacts on our business, financial condition, results of operations, and liquidity.

The economic effects from the COVID-19 pandemic on our business were and may again be significant. Although our business has recovered since the onset of the pandemic in March 2020, there continues to be uncertainty and unpredictability about the lingering impacts to the worldwide economy that could negatively affect our business, financial condition, results of operations, and liquidity in future periods. The extent to which the pandemic and its effects may adversely impact our future business, financial condition, and results of operations, and for what duration and magnitude, depends on factors that are continuing to evolve, are difficult to predict and, in many instances, are beyond our control. The ultimate outcome of these and other factors may result in many adverse consequences including, but not limited to, reduced availability of critical staff, disruption or delays to supply chains for critical equipment or feedstock, reduced economic activity that negatively impacts demand for our products, and increased administrative, compliance, and operational costs. In addition, future public health crises could also result in significant economic disruption and other effects that adversely impact our business, financial condition, results of operations, and liquidity in future periods in ways similar to the COVID-19 pandemic and its effects. The adverse impacts of the COVID-19 pandemic had, and may continue to have, the effect of precipitating or heightening many of the other risks described in this section.

Legal, Government, and Regulatory Risks

Legal, political, and regulatory developments regarding climate, GHG emissions, or the environment could adversely affect our business, financial condition, results of operations, and liquidity.

Many government authorities across the world have imposed, and may impose in the future, policies or regulations designed to facilitate less petroleum-dependent modes of transportation (e.g., increases in fuel economy standards, low-carbon fuel standards, restrictions and bans on vehicles using liquid fuels, tariffs, tax incentives, and subsidies), which could reduce demand for our petroleum-based products and/or all liquid transportation fuels. For example, CARB has approved a series of regulations designed to phase out sales of internal combustion engine vehicles in California. As of December 2022, CARB updated its Scoping Plan to identify strategies to achieve statewide carbon neutrality by 2045, including measures to reduce fossil fuel consumption in California by 94 percent by mandating alternative fuel vehicles. Other government authorities across the world, such as the U.K., Canada, and other U.S. states have also announced plans and/or restrictions regarding the sale of new internal combustion engine vehicles and/or limitations on or penalties for the use of petroleum products and GHG emissions.

The U.S. federal government under the current presidential administration has also been aggressive in the scope, magnitude, and number of actions it has taken to address GHG emissions, including efforts to limit petroleum-dependent modes of transportation. For example, in January 2021, the current administration issued an executive order calling for a “whole of government” approach to climate change and environmental justice that seeks to organize and deploy the full capacity of the U.S. federal government in novel and coordinated ways that attempt to reduce GHG emissions and the use of most petroleum-based products. The current administration has also issued a number of other related executive orders, including orders requiring agencies to review environmental actions taken by the previous administration and directing the U.S. federal government to use its scale and procurement power to achieve a number of aspirational net-zero emissions goals, including, among others, 100 percent zero-emission vehicle acquisitions by 2035 and 100 percent zero-emission light-duty vehicle acquisitions by 2027.

These actions have contributed to a number of U.S. federal rulemakings aimed at regulating transportation GHG emissions, many of which ignore or downplay the full life cycle carbon footprint of EVs, and thereby seek to inappropriately advantage them over internal combustion engine vehicles. For example, in December 2021, the EPA finalized its “Revised 2023 and Later Model Year Light-Duty Vehicle Greenhouse Gas Emission Standards,” revising the GHG emissions standards for light-duty vehicles for 2023 and later model years at a level that cannot be achieved by internal combustion engine vehicles through improvements in combustion efficiency. The National Highway Traffic Safety Administration also finalized a rule in May 2022 increasing the corporate average fuel economy and carbon dioxide standards for certain passenger cars and light-duty trucks such that automakers cannot demonstrate compliance without increasing the use of EVs. Together, these federal regulations seek to increase the market penetration of EVs and other alternative fuel vehicles, such that these vehicles would be expected to comprise 17 percent of model year 2026 passenger vehicle sales. The EPA states that its final rule is projected to reduce gasoline consumption by more than 360 billion gallons by 2050, reaching a 15 percent reduction in annual U.S. gasoline consumption in 2050. Moreover, the EPA has indicated that it intends in the near future to pursue more stringent GHG emissions standards for model year 2027 and later passenger vehicles and to seek GHG emissions reductions for medium and heavy-duty vehicles pursuant to its “Clean Truck Plan.” Additionally, in July 2022, the Federal Highway Administration proposed rules that would require certain U.S. state departments of transportation and metropolitan planning organizations to establish declining carbon dioxide emissions targets for motor vehicle tailpipe carbon dioxide emissions that align with the current administration’s net-zero targets. The IRA, which was passed in August 2022, also includes substantial subsidies to promote EVs and other alternative fuel vehicles.

In addition to these U.S. federal measures, in March 2022, the EPA reinstated a waiver of preemption (which is currently subject to legal challenge) under federal law authorizing California to implement its “Advanced Clean Cars I” rule requiring sales of increasing percentages of alternative fuel vehicles, thereby also reviving other U.S. states’ ability to adopt standards identical to California’s. In November 2022, California approved its “Advanced Clean Cars II” rulemaking, which similarly requires an increasing percentage of zero-emission light-duty vehicle sales through 2035, at which time 100 percent of light-duty vehicle sales in California must be zero-emission vehicles. This rulemaking will be subject to a grant of a waiver of preemption by the EPA, as was recently reinstated for the Advanced Clean Cars I program. Several other states have already adopted or are expected to adopt these zero-emission vehicle mandates. California has also indicated that it intends to pursue similar zero-emission vehicle mandates for medium- and heavy-duty vehicles via its “Advanced Clean Fleets” rulemaking that is currently under development, and it is foreseeable that the EPA may waive preemption to allow these rules to take effect in California and in those states that elect to follow the California program.

Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations (U.N.) Framework Convention on Climate Change, which establishes a binding set of GHG emissions targets, became binding on all countries that had ratified it. In 2015, the U.N. Climate Change Conference in Paris resulted in the creation of the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals every five years beginning in 2020. The terms of the Paris Agreement and the other executive orders and regulations discussed above are expected to result in additional regulatory actions, which could have a material adverse effect on our business. Incentives to conserve energy or use alternative energy sources in many locations where we currently operate, or may operate in the future, could negatively impact our business. Government authorities across the world are also considering, or have announced, profits or windfall taxes or penalties on fossil fuel companies, or have announced or imposed GHG emissions fees or changes that are adverse to refinery operations. For example, in September 2022, the EU passed legislation imposing a profits tax and penalty on certain fossil fuel companies, and similar taxes and penalties have been proposed in California.

These and other legal, political, regulatory, and international accord matters and developments regarding climate change, GHG or other air emissions, fuel efficiency, or the environment, including executive orders that mandate or encourage the use of electric, hybrid, and other alternative fuel vehicles or discourage or ban the use of internal combustion engine vehicles, may increase consumer preferences for, and adoption of, alternative fuel vehicles and decrease demand for our liquid fuels. These legal, political, and regulatory developments, as well as other similarly focused laws and regulations, such as, among others, the California and Quebec cap-and-trade programs, the U.K. Emissions Trading Scheme, the U.K. Renewable Transport Fuel Obligation, the South Coast Air Quality Management District’s Rule 1109.1 – Emissions of Oxides of Nitrogen from Petroleum Refineries and Related Operations, CARB’s Control Measure for Ocean-Going Vessels At Berth Rule, reductions in the National Ambient Air Quality Standards, bans or restrictions on certain chemicals or processes, and other laws related to climate, GHG emissions, environmental, health, or safety matters could result in increased costs and capital expenditures, among other impacts, to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities, and (iii) administer and manage any emissions or blending programs, including obtaining emission credits, allowances, or allotments. Such risks are particularly acute in California due to the pace and scope of anti-fossil fuel developments there.

Many of these legal, political, regulatory, and international accord matters and developments are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments on us. However, a reduction in the demand for our products or an increase in costs or capital expenditures as a result of any of the foregoing events could materially and adversely affect our business, financial condition, results of operations, and liquidity. Such events could cause us to make changes with respect to our business plan, strategy, operations, and assets, that may impact our business and financial performance, including our current financial and accounting estimates and assumptions, and could result in negative publicity and litigation, which could materially and adversely affect our business, financial condition, results of operations, and liquidity.

The Renewable and Low-Carbon Fuel Programs, and other regulations, policies, and standards impacting the demand for low-carbon fuels could adversely affect our performance.

As described under “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand,” government authorities across the world have issued, or are considering issuing, low-carbon fuel regulations, policies, and standards to help reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix. We strategically market our low-carbon fuels based on regional policies, feedstock preferences, CI scores, and our ability to obtain fuel pathways. A significant portion of our low-carbon fuels are sold in California, Canada, and Europe. Regarding the RFS, in December 2022, the EPA proposed a rule that would increase RVOs for 2023, 2024, and 2025. In a significant departure from the historical operation and intent of the RFS, the proposed rule would also allocate new RINs from renewable electricity used to power EVs and other alternative fuel vehicles (known as “eRINs”) to the vehicle manufacturer.
We are exposed to the volatility in the market price of RINs, LCFS credits, and other credits, as described in Note 19 of Notes to Consolidated Financial Statements. We cannot predict the future prices of RINs, LCFS credits, or other credits. Prices for RINs, LCFS credits, and other credits are dependent upon a variety of factors, including, as applicable, EPA and state regulations, regulations of other countries and jurisdictions, the availability of RINs, LCFS credits, and other credits for purchase, transportation fuel production levels (which can vary significantly each quarter), approved CI pathways, and CI scores. The ultimate outcome of the recently proposed RVOs, RFS changes, and small refinery exemption (SRE) petition denials may also affect RIN prices. For example, the EPA’s proposal to allow EV manufacturers to generate cellulosic biofuel (D3) eRINs based on contracts for renewable electricity and to establish aggressive volume obligations based on anticipated levels of eRIN generation may result in pricing volatility, based on the small number of entities that will have control over eRIN generation coupled with the absence of a robust D3 RIN bank due to previously low production volumes of cellulosic biofuel. If the RVOs for cellulosic biofuel are high relative to D3 RIN generation, RIN prices may rise, and the EPA may or may not issue cellulosic waiver credits in time to moderate prices spikes or at all. If an insufficient number of RINs, LCFS credits, or other credits is available for purchase (or available only at increased prices), or if we are otherwise unable to meet the EPA’s RFS mandates or our other obligations under the Renewable and Low-Carbon Fuel Programs (for example, if there were to be demand destruction for gasoline, diesel, and renewable fuels resulting from displacement of internal combustion engine vehicles with EVs that results in production falling short of established RVOs, an acceleration of the blendwall, or other significant deviations from projected volumes), our business, financial condition, results of operations, and liquidity could be adversely affected.

In addition to the RFS and LCFS, we operate in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards, such as the CFR. The RFS, LCFS, and similar U.S. state and international low-carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance and monitoring, which could require significant expenditures, and presents an increased risk of administrative error. Our low-carbon fuels businesses could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom (such as Section 45Q and Section 45Z tax credits, the blender’s tax credit, and other incentives) are reduced, (iii) any of the products we produce are deemed not to qualify for compliance therewith, or (iv) we are unable to satisfy or maintain any approved pathways. Such changes could also negatively impact the economic assumptions and projections with respect to many of our low-carbon projects and could have a material adverse impact on the timing of completion, project returns, and other outcomes with respect to such projects.

Applicable environmental, health, and safety laws could adversely affect our performance.

Our operations are subject to extensive environmental, health, and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, GHG emissions, and characteristics and composition of fuels. Certain of these laws and regulations could impose obligations to conduct assessment or remediation efforts at our refineries and plants, as well as at formerly owned properties or third-party sites where we have taken wastes for disposal or where our wastes may have migrated. The principal environmental risks associated with our operations are emissions into the air, handling of waste, and releases into the soil, surface water, or groundwater. Environmental laws also may impose liability on us for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault.

Because environmental, health, and safety laws and regulations are becoming more stringent and new environmental, health, and safety laws and regulations are continuously being enacted or proposed, the level of expenditures required for environmental matters could increase in the future. Current and future legislative action and regulatory initiatives could result in increased difficulty in obtaining permits, changes to permits, material changes in operations, increased capital expenditures and operating costs, increased costs of our products, and decreased demand for our products, that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations, discontinue the use of certain assets, feedstocks, chemicals, or products, or install or modify pollution control or other equipment that could materially and adversely affect our business, financial condition, results of operations, and liquidity. We may also face liability for personal injury, property, and natural resource damage, environmental justice impacts, or clean-up costs due to actual or alleged emissions, pollution, contamination, and/or exposure to, or regulation of, chemicals or other regulated materials, such as various perfluorinated compounds, per- and polyfluoroalkyl substances, benzene, MTBE, and petroleum hydrocarbons, at or from our current and formerly owned facilities. Such liability or expenditures could materially and adversely affect our business, financial condition, results of operations, and liquidity.

Litigation, regulatory proceedings, and mandatory disclosure requirements related to climate change and other ESG matters, or aimed at the fossil fuel industry, could adversely affect our performance.

We could face increased climate‐related litigation with respect to our operations, disclosures, or products. Governments and private parties across the world have filed lawsuits or initiated regulatory action against fossil fuel companies. Such lawsuits and actions often allege non-compliance with applicable laws or regulations, or damages as a result of climate change, and seek damages and/or abatement under various tort and other theories. Similar lawsuits and regulatory actions may be brought in these and other jurisdictions. Governments and private parties are also increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements and disclosures by companies regarding climate change and other ESG matters are false and misleading “greenwashing” that violate deceptive trade practices, consumer protection statutes, or other similar laws and regulations, or are fraudulent or misleading under applicable corporate, securities, stock exchange, or other similar laws and regulations. Similar issues can also arise relating to aspirational statements such as net-zero or carbon neutrality targets that are made without an adequate basis to support such statements. Such suits or actions present a high degree of uncertainty regarding the extent to which fossil fuel companies face an increased risk of liability stemming from climate change or other ESG matters.

In addition to voluntary disclosures in response to investor and stakeholder requests, many governments have also proposed or adopted regulations that impose disclosure obligations with respect to various climate change and other ESG matters. For example, in March 2022, the SEC proposed sweeping and novel disclosure obligations with respect to climate change and GHG emissions reporting for U.S. publicly-traded companies. Also, in November 2022, various U.S. federal agencies jointly proposed an amendment to the Federal Acquisition Regulation that would require government contractors to publicly disclose their GHG emissions, respond to a climate disclosure questionnaire, and set and disclose GHG emissions reduction goals, in each case based on or utilizing specified private third-party frameworks or standards that have not been widely adopted. Other countries where we operate or do business, such as the U.K., have also recently passed laws requiring, or announced their intention to mandate, various climate disclosures and targets by companies. Some governments have also adopted regulations, or are launching investigations and requesting information, based on pricing practices in the fossil fuel industry. For example, in September 2022, California adopted the Oil Refinery Cost Disclosure Act (SB 1322), which will require refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information, some or all of which data could become publicly available. Our efforts to comply with these and other requests and regulations could subject us to risk by requiring disclosure of information that (i) is protected trade secrets and/or competitively sensitive information, (ii) exposes us to litigation and government investigations related to anti-trust laws or other applicable pricing or non-disclosure laws or obligations, (iii) is inconsistent with other government regulations or our current disclosures that may utilize different methodologies or standards, and (iv) can be used to advance agendas that disfavor the fossil fuel industry.

Actions by the U.S. government to enter into, withdraw from, or modify current or future trade agreements could adversely affect our business, financial condition, results of operations, and liquidity.

The previous U.S. presidential administration questioned certain existing and proposed trade agreements. For example, that administration withdrew the U.S. from the Trans-Pacific Partnership. In addition, that administration implemented and proposed various trade tariffs, which resulted in foreign governments responding with tariffs on U.S. goods. Changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment could adversely affect our business. For example, the imposition of tariffs, export bans, or other international trade barriers could affect our ability to obtain feedstocks from international sources, increase our costs, and reduce the competitiveness of our products. Although there is currently uncertainty around the likelihood, timing, and details of many such actions, if the current U.S. administration takes action to enter into, withdraw from, or modify current or future international trade agreements, our business, financial condition, results of operations, and liquidity could be adversely affected.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes), payroll taxes, franchise taxes, withholding taxes, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. For example, the IRA contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and a one percent excise tax on the purchase by companies of their own stock, which are generally effective in 2023 or later. Many of these tax liabilities are subject to periodic audits by the respective taxing authorities. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of any of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, and, as a result, our business, financial condition, results of operations, and liquidity. Tax rates in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws or tax treaties, or interpretations thereof, could impact our ability to realize the tax savings recorded to date and adversely affect our future effective tax rates.

Cyber Security and Privacy Related Risks

A significant breach of our information technology systems could adversely affect our business.

Our information technology systems and network infrastructure may be subject to unauthorized access or attack (and we are frequently subject to such attempts), including ransom-related incidents that could result in increased costs to prevent, and be prepared to respond to or mitigate such events, such as deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Such events could also result in (i) a loss of intellectual property, proprietary information, or employee, customer, supplier, or vendor data, (ii) public disclosure of sensitive information, (iii) systems interruption, (iv) disruption of our business operations, (v) remediation costs and repairs of system damage, (vi) reputational damage that adversely affects customer, supplier, or investor confidence, and (vii) damage to our competitiveness, the price of our securities, and long-term stockholder value. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations, as occurred with the Colonial Pipeline cybersecurity incident in May 2021. Although we implement stringent controls on third-party connectivity to our systems, we have limited control over ensuring their systems consistently enforce strong cybersecurity controls. Increased risks of such attacks and disruptions also exist because of the continuing Russia-Ukraine conflict. A breach may also result in legal claims or proceedings against us by our stockholders, employees, customers, vendors, and government authorities. There can be no assurance that our current or future infrastructure protection technologies and disaster recovery plans can prevent such breaches, cyber, and ransom-related incidents, or systems failures, any of which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. The continuing and evolving threat of cybersecurity incidents has also resulted in increased regulatory focus on prevention and disclosure, such as the directive issued by the U.S. Transportation Security Administration following the Colonial Pipeline cybersecurity incident, the obligations imposed by the U.S. Cyber Incident Reporting for Critical Infrastructure Act adopted in March 2022, and the SEC’s proposed cybersecurity disclosure rule. We may be required to expend significant additional resources to comply with such laws and regulations, incur fines for noncompliance, and otherwise be exposed to litigation and regulatory action as a result thereof.

Increasing legal and regulatory focus on data privacy and security issues could expose us to increased liability and operational changes and costs that could materially and adversely affect our business.

Along with our own data and information in the normal course of our business, we collect and retain certain data that is subject to specific laws and regulations. The processing of this data domestically and transferring of this data across international borders is becoming increasingly complex. This data is subject to regulation at various levels of government in many areas of our business and in jurisdictions across the world, including data privacy and security laws such as the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), the EU General Data Protection Regulation (GDPR), the U.K. and General Data Protection Regulation (U.K. GDPR), the standard contractual clauses (SCC) recently adopted by the European Commission and the U.K. Parliament for the processing and transfer of personal data in compliance with the GDPR and/or the U.K. GDPR, and Quebec’s Bill 64 (Bill 64). In addition to the CCPA, CPRA, the GDPR, the U.K. GDPR, and related SCCs, as well as Bill 64, we operate in multiple jurisdictions that have issued, or are considering issuing, similar data privacy laws. As the number and stringency of data privacy laws applicable to us continues to increase, we will face increasingly complex compliance challenges, as well as monitoring and control obligations, that have raised and could continue to raise our costs, and place increased demand on company resources. As the implementation, interpretation, and enforcement of such laws continues to progress and evolve, there may also be a range of new compliance challenges that amplify such risks. Any failure by us (or any company we acquire) to comply with these laws and regulations, including as a result of a security or privacy breach, or otherwise, could result in significant penalties and liabilities and expose us to litigation.

General Risk Factors

Uncertainty and illiquidity in financial markets, or changes in our credit profile or ratings, can adversely affect our ability to obtain credit and capital, increase our costs, and limit our flexibility.

Our ability to obtain credit and capital depends in large measure on capital markets and liquidity factors that we do not control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by rising interest rates, inflation, unstable or illiquid market conditions, or adverse changes in our credit profile or to our credit ratings. This could adversely impact and limit our ability to obtain favorable credit and debt financing, raise our cost of capital, or require us to provide collateral, or other forms of security, which would increase our costs and restrict operational and financial flexibility. Unstable or illiquid market conditions could also negatively impact our pension plans’ assets and funding requirements, and uncertainties associated with the transition away from the London Interbank Offered Rate could adversely affect financial markets and the interest rates we pay.

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities or provide letters of credit in certain commercial transactions. We have existing revolving credit facilities, uncommitted letter of credit facilities, and an accounts receivable sales facility intended to provide us with available financing to meet our ongoing cash needs and commercial requirements. In addition, we rely on the counterparties to our commodity hedging and derivative instruments to fund their obligations under such arrangements. Uncertainty and illiquidity in financial markets could have an adverse impact on our lenders, financial institutions, commodity hedging and derivative counterparties, and customers, causing them to fail to meet their obligations to us, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

Severe weather events may have an adverse effect on our assets and operations.

Severe weather events, such as storms, hurricanes, droughts, or floods, could have an adverse effect on our operations and could increase our costs. For example, severe weather events can have an impact on crop production and reduce the supply of, or increase our costs to obtain, feedstocks for our Ethanol and Renewable Diesel segments. We have incurred and expect to continue to incur additional costs and expenses to keep our facilities performing and to mitigate and reduce the risk of severe weather to our operations. If more intense or frequent severe weather events occur, the physical and disruptive effects could have a material adverse impact on our operations and assets.

Our business may be negatively affected by work stoppages, slowdowns, or strikes, as well as by new legislation or an inability to attract and retain sufficient labor, and increased costs related thereto.

Certain employees at five of our U.S. refineries, as well as at each of our Canada and U.K. refineries, and one of our terminals, are covered by collective bargaining or similar agreements, which generally have unique and independent expiration dates. To the extent we are in negotiations for labor agreements expiring in the future, there is no assurance an agreement will be reached without a strike, work stoppage, or other labor action. Any prolonged strike, work stoppage, or other labor action at our facilities or at facilities owned or operated by third parties that support our operations could have an adverse effect on our business, financial condition, results of operations, and liquidity. Future U.S. federal, state, or international labor legislation could result in labor shortages and higher costs.

There also continues to be a tight labor market despite the COVID-19 pandemic having largely subsided. Increases in remote work opportunities have also amplified the competition for employees and contractors. An inability to recruit, train, and retain adequate personnel, or the loss or departure of personnel with key skills or deep institutional knowledge for whom we are unable to find adequate replacements, may negatively impact our business. Inflation has also caused and may in the future cause increases in employee-related costs, both due to higher wages and changes in our pension valuations, and such pension valuations changes have incentivized and may in the future incentivize early retirement.

Our ability to fully insure losses arising from our operating hazards could materially and adversely affect our business, financial condition, results of operations, and liquidity.

Our operations are subject to various hazards common to the industry, including explosions, fires, toxic emissions, maritime hazards, and natural catastrophes. As protection against these hazards, we maintain insurance coverage against some, but not all, potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we need, or at acceptable rates. As a result of market conditions, premiums and deductibles for certain insurance policies could increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage is very limited, and coverage for terrorism and cyber risks have broad exclusions. If we incur a significant loss or liability for which we are not fully insured, it could have a material adverse effect on our business, financial condition, results of operations, and liquidity. As a result, we can provide no assurance that we will be able to obtain the full insurance coverage for insured events.

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

EPA (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2021, we reported that the EPA had issued a Notice of Potential Violations and Opportunity to Confer related to a series of inspections conducted by the EPA arising out of a 2019 emissions event at our Benicia Refinery. We are working with the EPA to resolve this matter.

Texas Attorney General (Texas AG) (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2021, we reported that the Texas AG had filed suit against our Port Arthur Refinery in the 419th Judicial District Court of Travis County, Texas, Cause No. D-1-GN-19-004121, for alleged violations of the Clean Air Act seeking injunctive relief and penalties. We are working with the Texas AG to resolve this matter.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2021, we reported that we had received a Violation Notice from the BAAQMD related to atmospheric emissions at our Benicia Refinery. We are working with the BAAQMD to resolve this matter.

Texas Commission on Environmental Quality (TCEQ) (Corpus Christi East Refinery). In our annual report on Form 10-K for the year ended December 31, 2021, we reported that we had received a Notice of Enforcement from the TCEQ relating to Title V permit deviations at our Corpus Christi East Refinery. We are working with the TCEQ to resolve this matter.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the trading symbol “VLO.”

As of January 31, 2023, there were 4,562 holders of record of our common stock.

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

The following table discloses purchases of shares of our common stock made by us or on our behalf during the fourth quarter of 2022.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 2022	94,879	$127.85	—	$4.1 billion
November 2022	5,718,669	$134.80	5,670,935	$3.3 billion
December 2022	7,983,898	$122.03	7,980,785	$2.3 billion
Total	13,797,446	$127.36	13,651,720	$2.3 billion
________________________
(a)The shares reported in this column include 145,726 shares related to our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)On January 23, 2018, we announced that our Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date, and we completed all authorized share purchases under that program during the second quarter of 2022. On July 7, 2022, we announced that our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date, and we completed all authorized share purchases under that program during the fourth quarter of 2022. On October 26, 2022, our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date (the October 2022 Program). As of December 31, 2022, we had $2.3 billion of our outstanding common stock remaining available for purchase under this program. On February 23, 2023, our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date, which is in addition to the amount remaining under the October 2022 Program.

The performance graph below is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, respectively.

This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return3 on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peers (that we selected) for the five-year period commencing December 31, 2017 and ending December 31, 2022. Our selected peer group comprises the following ten members: ConocoPhillips; CVR Energy, Inc.; Delek US Holdings, Inc.; the Energy Select Sector SPDR Fund; EOG Resources, Inc.; HF Sinclair Corporation; Marathon Petroleum Corporation; Occidental Petroleum Corporation; PBF Energy Inc.; and Phillips 66. The Energy Select Sector SPDR Fund (XLE) serves as a proxy for stock price performance of the energy sector and includes energy companies with which we compete for capital. We believe that our peer group represents a group of companies for making head-to-head performance comparisons in a competitive operating environment that is primarily characterized by U.S.-based companies that have business models predominantly consisting of downstream refining operations, together with similarly sized energy companies that share operating similarities to us, and that are in adjacent segments of the oil and gas industry.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN3
Among Valero, the S&P 500 Index, and Peer Group

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Valero
S&P 500 Index
Peer Group

	As of December 31,
	2017	2018	2019	2020	2021	2022
Valero common stock	$100.00	$84.28	$109.87	$70.75	$99.28	$173.77
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
Peer Group	100.00	93.30	96.50	59.30	96.35	168.49
3 Assumes that an investment in Valero common stock, the S&P 500 index, and our peer group was $100 on December 31, 2017. Cumulative total return is based on share price appreciation plus reinvestment of dividends from December 31, 2017 through December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, and should be read in conjunction with “ITEM 1A. RISK FACTORS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this report. This discussion and analysis includes the years ended December 31, 2022 and 2021 and comparison between such years. The discussion for the year ended December 31, 2020 and comparison between the years ended December 31, 2021 and 2020 have been omitted from this annual report on Form 10-K for the year ended December 31, 2022, as such information can be found in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our annual report on Form 10-K for the year ended December 31, 2021, which was filed on February 22, 2022.

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
•expectations regarding the levels of, and timing with respect to, the production and operations at our existing refineries and plants, and projects under construction;
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
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our publicly announced GHG emissions reduction/displacement targets and our current and any future low-carbon projects.

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
•the effects of public health threats, pandemics, and epidemics, such as the COVID-19 pandemic and variants of the virus, governmental and societal responses thereto, and the adverse impacts of the foregoing on our business, financial condition, results of operations, and liquidity, and the global economy and financial markets generally;
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
•the level of consumer demand, consumption, and overall economic activity, including the effects from seasonal fluctuations and market prices;
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
•the volatility in the market price of compliance credits (primarily RINs needed to comply with the RFS) under the Renewable and Low-Carbon Fuel Programs and emission credits needed under other environmental emissions programs;
•delay of, cancellation of, or failure to implement planned capital or other projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned capital projects;
•earthquakes, hurricanes, tornadoes, winter storms, and other weather events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, waste and renewable feedstocks, corn, and other feedstocks, critical supplies, refined petroleum products, renewable diesel, and ethanol;
•rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation costs, in excess of any reserves or insurance coverage;
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by government authorities, environmental regulations, changes to income tax rates, introduction of a global minimum tax, windfall taxes or penalties, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under the Renewable and Low-Carbon Fuel Programs and other environmental emissions programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other government agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business or operations;
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including trade restrictions, expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs, transportation delays, import and export controls, labor unrest, security issues involving key personnel, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, and other actions, policies, and initiatives by the states, counties, cities, and other jurisdictions in the countries in which we operate or otherwise do business;
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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between years, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (h)

beginning on page 52 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (h), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 60 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. On page 59, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the year ended December 31, 2022 were favorably impacted by the effect from the ongoing recovery in the worldwide demand for petroleum-based transportation fuels while the worldwide supply of those products remained constrained. This supply and demand imbalance has contributed to increases in the market prices of petroleum-based transportation fuels (as well as crude oil and other feedstocks that are processed to make these products) and thus in refining margins. Supply has remained constrained for a variety of reasons, including, but not limited to, effects from refinery closures and disruptions in the crude oil and petroleum-based products markets resulting from the Russia-Ukraine conflict. Refineries closed over the last two years and other refineries ceased crude oil processing and are transitioning to renewable fuel production. In addition, these negative impacts to the supply of petroleum-based products were exacerbated during the second quarter of 2022 by the Russia-Ukraine conflict as a result of countries and private market participants responding to the conflict by taking actions to refrain from purchasing and transporting Russian crude oil and petroleum-based products; however, some of the uncertainties and related impacts began dissipating throughout the last six months of 2022.

The strong demand for our products and the increase in refining margins were the primary contributors to to us reporting $11.5 billion of net income attributable to Valero stockholders for the year ended December 31, 2022. Our operating results for 2022, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under “RESULTS OF OPERATIONS.”

Our operations generated $12.6 billion of cash in 2022. This cash was used to make $2.7 billion of capital investments in our business and return $6.1 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we completed various debt reduction and refinancing transactions that reduced our debt by approximately $2.7 billion in 2022, as described in Note 8 of Notes to Consolidated Financial Statements. As a result of this activity, our cash and cash equivalents increased by $740 million during 2022 to $4.9 billion as of December 31, 2022. We had $10.1 billion in liquidity as of December 31, 2022. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under “LIQUIDITY AND CAPITAL RESOURCES.”

Results for the Year Ended December 31, 2022
For 2022, we reported net income attributable to Valero stockholders of $11.5 billion compared to $930 million for 2021. The increase of $10.6 billion was primarily due to an increase in operating income of $13.6 billion, partially offset by an increase in income tax expense of $3.2 billion. The details of our operating income and adjusted operating income by segment and in total are reflected below. Adjusted operating income excludes the adjustments reflected in the tables in note (h) beginning on page 52.

	Year Ended December 31,
	2022	2021	Change
Refining segment:
Operating income	$15,803	$1,862	$13,941
Adjusted operating income	15,762	1,944	13,818
Renewable Diesel segment:
Operating income	774	709	65
Adjusted operating income	774	712	62
Ethanol segment:
Operating income	110	473	(363)
Adjusted operating income	151	522	(371)
Total company:
Operating income	15,690	2,130	13,560
Adjusted operating income	15,710	2,264	13,446
While our operating income increased by $13.6 billion in 2022 compared to 2021, adjusted operating income increased by $13.4 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $13.8 billion primarily due to higher gasoline and distillate (primarily diesel) margins and higher throughput volumes, partially offset by lower margins on other products and higher operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment adjusted operating income increased by $62 million primarily due to higher sales volumes and higher renewable diesel prices, partially offset by higher feedstock costs, an unfavorable impact from commodity derivative instruments associated with our price risk management activities, higher operating expenses (excluding depreciation and amortization expense), and higher depreciation and amortization expense.
•Ethanol segment. Ethanol segment adjusted operating income decreased by $371 million primarily due to higher corn prices and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher ethanol and corn related co-product prices.

Outlook
Many uncertainties remain with respect to the supply and demand imbalance in the petroleum-based products market worldwide, and while it is difficult to predict the ultimate economic impacts this may have on us, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of 2023.

•Gasoline and diesel demand have returned to near pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve, but remains below pre-pandemic levels.

•Light product (gasoline, diesel, and jet fuel) inventories in the U.S. and Europe are below historical levels and should support continued high utilization of refining capacity.

•Crude oil discounts are expected to remain near current levels absent changes in crude oil supply or availability.

•Renewable diesel margins are expected to remain consistent with current levels. Following the start-up of the DGD Port Arthur Plant in the fourth quarter of 2022, DGD’s combined renewable diesel production capacity increased by 470 million gallons per year, from 700 million gallons to approximately 1.2 billion gallons per year.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (h) beginning on page 52, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 50 through 55.

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$168,154	$3,483	$4,746	$—	$176,383
Intersegment revenues	56	2,018	740	(2,814)	—
Total revenues	168,210	5,501	5,486	(2,814)	176,383
Cost of sales:
Cost of materials and other (a)	144,588	4,350	4,628	(2,796)	150,770
Operating expenses (excluding depreciation and amortization expense reflected below)	5,509	255	625	—	6,389
Depreciation and amortization expense (c)	2,247	122	59	—	2,428
Total cost of sales	152,344	4,727	5,312	(2,796)	159,587
Asset impairment loss (d)	—	—	61	—	61
Other operating expenses	63	—	3	—	66
General and administrative expenses (excluding depreciation and amortization expense reflected below) (e)	—	—	—	934	934
Depreciation and amortization expense	—	—	—	45	45
Operating income by segment	$15,803	$774	$110	$(997)	15,690
Other income, net (f)					179
Interest and debt expense, net of capitalized interest					(562)
Income before income tax expense					15,307
Income tax expense (g)					3,428
Net income					11,879
Less: Net income attributable to noncontrolling interests					351
Net income attributable to Valero Energy Corporation stockholders					$11,528

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2021
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$106,947	$1,874	$5,156	$—	$113,977
Intersegment revenues	14	468	433	(915)	—
Total revenues	106,961	2,342	5,589	(915)	113,977
Cost of sales:
Cost of materials and other (b)	97,759	1,438	4,428	(911)	102,714
Operating expenses (excluding depreciation and amortization expense reflected below) (b)	5,088	134	556	(2)	5,776
Depreciation and amortization expense (c)	2,169	58	131	—	2,358
Total cost of sales	105,016	1,630	5,115	(913)	110,848
Other operating expenses	83	3	1	—	87
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	865	865
Depreciation and amortization expense	—	—	—	47	47
Operating income by segment	$1,862	$709	$473	$(914)	2,130
Other income, net (f)					16
Interest and debt expense, net of capitalized interest					(603)
Income before income tax expense					1,543
Income tax expense (g)					255
Net income					1,288
Less: Net income attributable to noncontrolling interests					358
Net income attributable to Valero Energy Corporation stockholders					$930

Average Market Reference Prices and Differentials

	Year Ended December 31,
	2022	2021
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$98.86	$70.79
Brent less West Texas Intermediate (WTI) crude oil	4.43	2.83
Brent less WTI Houston crude oil	2.82	1.91
Brent less Dated Brent crude oil	(2.22)	0.03
Brent less Alaska North Slope (ANS) crude oil	0.06	0.35
Brent less Argus Sour Crude Index crude oil	7.42	3.92
Brent less Maya crude oil	11.68	6.48
Brent less Western Canadian Select Houston crude oil	15.55	7.40
WTI crude oil	94.43	67.97

Natural gas (dollars per million British Thermal Units)	5.83	7.85

Product margins (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	17.26	13.66
Ultra-low-sulfur (ULS) diesel less Brent	46.45	13.75
Propylene less Brent	(42.73)	(6.43)
U.S. Mid-Continent:
CBOB gasoline less WTI	23.60	17.36
ULS diesel less WTI	51.83	18.70
North Atlantic:
CBOB gasoline less Brent	26.96	16.89
ULS diesel less Brent	57.01	15.91
U.S. West Coast:
CARBOB 87 gasoline less ANS	39.10	24.17
CARB diesel less ANS	48.75	17.60
CARBOB 87 gasoline less WTI	43.47	26.64
CARB diesel less WTI	53.12	20.08

Average Market Reference Prices and Differentials (continued)

	Year Ended December 31,
	2022	2021
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.54	$2.07
Biodiesel RIN (dollars per RIN)	1.67	1.49
California LCFS (dollars per metric ton)	98.73	177.78
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	0.71	0.58

Ethanol
CBOT corn (dollars per bushel)	6.94	5.80
New York Harbor ethanol (dollars per gallon)	2.57	2.49

2022 Compared to 2021
Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2022	2021	Change
Revenues	$176,383	$113,977	$62,406
Cost of sales (see notes (a) through (c))	159,587	110,848	48,739
General and administrative expenses (excluding depreciation and amortization expense) (see note (e))	934	865	69
Operating income	15,690	2,130	13,560
Adjusted operating income (see note (h))	15,710	2,264	13,446
Other income, net (see note (f))	179	16	163
Income tax expense (see note (g))	3,428	255	3,173

Revenues increased by $62.4 billion in 2022 compared to 2021 primarily due to increases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues was partially offset by an increase in cost of sales of $48.7 billion, which was primarily due to increases in crude oil and other feedstock costs, and an increase in general and administrative expenses (excluding depreciation and amortization expense) of $69 million, which was primarily due to an increase of $30 million in certain employee compensation expenses and a charge of $20 million for an environmental reserve adjustment (see note (e)). These changes resulted in a $13.6 billion increase in operating income, from $2.1 billion in 2021 to $15.7 billion in 2022.

Adjusted operating income increased by $13.4 billion, from $2.3 billion in 2021 to $15.7 billion in 2022. The components of this $13.4 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” increased by $163 million in 2022 compared to 2021 due to the items noted in the following table (see note (f) for explanations of these components):

	Year Ended December 31,
	2022	2021	Change
Net benefit (charge) from early redemption and retirement of debt	$14	$(193)	$207
Pension settlement charge	(58)	—	(58)
Asset impairment loss associated with the cancellation of a pipeline extension project by Diamond Pipeline LLC (a nonconsolidated joint venture)	—	(24)	24
Gain on sale of a 24.99 percent membership interest in MVP Terminalling, LLC (MVP) (a nonconsolidated joint venture)	—	62	(62)
Interest income, equity income on joint ventures, and other	223	171	52
Other income, net	$179	$16	$163

Income tax expense increased by $3.2 billion in 2022 compared to 2021 primarily as a result of an increase in income before income tax expense.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2022	2021	Change
Operating income	$15,803	$1,862	$13,941
Adjusted operating income (see note (h))	15,762	1,944	13,818

Refining margin (see note (h))	$23,518	$9,201	$14,317
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (b))	5,509	5,088	421
Depreciation and amortization expense	2,247	2,169	78

Throughput volumes (thousand BPD) (see note (i))	2,953	2,787	166

Refining segment operating income increased by $13.9 billion in 2022 compared to 2021; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (h), increased by $13.8 billion in 2022 compared to 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $14.3 billion in 2022 compared to 2021.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 45 reflects market reference prices and differentials that we believe had a material impact on the change in our Refining segment margin in 2022 compared to 2021.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $11.8 billion.

◦An increase in gasoline margins had a favorable impact of approximately $2.4 billion.

◦An increase in throughput volumes of 166,000 barrels per day had a favorable impact of approximately $1.3 billion.

◦Lower margins on other products had an unfavorable impact of approximately $1.1 billion.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $421 million primarily due to increases in costs of compliance with environmental emissions programs associated with the operations of certain of our refineries of $121 million, chemicals and catalyst costs of $103 million, energy costs of $89 million, and maintenance expense of $84 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2022	2021	Change
Operating income	$774	$709	$65
Adjusted operating income (see note (h))	774	712	62

Renewable Diesel margin (see note (h))	$1,151	$904	$247
Operating expenses (excluding depreciation and amortization expense reflected below)	255	134	121
Depreciation and amortization expense	122	58	64

Sales volumes (thousand gallons per day) (see note (i))	2,175	1,014	1,161

Renewable Diesel segment operating income increased by $65 million in 2022 compared to 2021; however, Renewable Diesel segment adjusted operating income, which excludes the adjustment in the table in note (h), increased by $62 million in 2022 compared to 2021. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $247 million in 2022 compared to 2021.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 46 reflects market reference prices that we believe had a material impact on the change in our Renewable Diesel segment margin in 2022 compared to 2021.

The increase in Renewable Diesel segment margin was primarily due to the following:

◦An increase in sales volumes of 1.2 million gallons per day had a favorable impact of approximately $1.3 billion. The increase in sales volumes was primarily due to the additional production capacity resulting from the expansion of the DGD St. Charles Plant and the completion of the new DGD Port Arthur Plant that commenced operations in the fourth quarters of 2021 and 2022, respectively.

◦Higher renewable diesel prices had a favorable impact of approximately $749 million.

◦An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $1.6 billion.

◦Price risk management activities had an unfavorable impact of $241 million. We recognized a loss of $287 million in 2022 compared to a loss of $46 million in 2021.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $121 million primarily due to increased costs resulting from the expansion of the DGD St. Charles Plant and the completion of the DGD Port Arthur Plant that commenced operations in the fourth quarters of 2021 and 2022, respectively.

•Renewable Diesel segment depreciation and amortization expense increased by $64 million primarily due to depreciation expense of $44 million associated with the expansion of the DGD St. Charles Plant that commenced operations in the fourth quarter of 2021 and an increase in depreciation expense of $14 million associated with finance leases.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for 2022 and 2021. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2022	2021	Change
Operating income	$110	$473	$(363)
Adjusted operating income (see note (h))	151	522	(371)

Ethanol margin (see note (h))	$858	$1,161	$(303)
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (b))	625	556	69
Depreciation and amortization expense (see note (c))	59	131	(72)
Asset impairment loss (see note (d))	61	—	61

Production volumes (thousand gallons per day) (see note (i))	3,866	3,949	(83)

Ethanol segment operating income decreased by $363 million in 2022 compared to 2021; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (h),

decreased by $371 million in 2022 compared to 2021. The components of this decrease in the adjusted results, along with the reasons for the changes in these components, are outlined below.

•Ethanol segment margin decreased by $303 million in 2022 compared to 2021.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 46 reflects market reference prices that we believe had a material impact on the change in our Ethanol segment margin in 2022 compared to 2021.

The decrease in Ethanol segment margin was primarily due to the following:

◦Higher corn prices had an unfavorable impact of approximately $572 million.

◦Higher prices for the co-products that we produce, primarily DDGs and inedible distillers corn oil, had a favorable impact of approximately $195 million.

◦Higher ethanol prices had a favorable impact of approximately $82 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $69 million primarily due to increases in energy costs of $48 million and chemicals and catalyst expense of $18 million.

________________________
The following notes relate to references on pages 43 through 49.

(a)Under the RFS program, the EPA is required to set annual quotas for the volume of renewable fuels that obligated parties, such as us, must blend into petroleum-based transportation fuels consumed in the U.S. The quotas are used to determine an obligated party’s RVO. The EPA released a final rule on June 3, 2022 that, among other things, modified the volume standards for 2020 and, for the first time, established volume standards for 2021 and 2022.

In 2020, we recognized the cost of the RVO using the 2020 quotas set by the EPA at that time, and in 2021 we recognized the cost of the RVO using our estimates of the quotas. As a result of the final rule released by the EPA as noted above, we recognized a benefit of $104 million in 2022, of which a benefit of $105 million and a net charge of $1 million were related to the modification of the 2020 and 2021 quotas, respectively.

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

(c)Depreciation and amortization expense includes the following:

◦a gain of $23 million in the year ended December 31, 2022 on the sale of our ethanol plant located in Jefferson, Wisconsin (Jefferson ethanol plant); and

◦accelerated depreciation of $48 million in the year ended December 31, 2021 related to a change in the estimated useful life of our Jefferson ethanol plant.

(d)Our ethanol plant located in Lakota, Iowa (Lakota ethanol plant) is currently configured to produce a higher-grade ethanol product, as opposed to fuel-grade ethanol, suitable for hand sanitizer blending or industrial purposes that has a higher market value than fuel-grade ethanol. During 2022, demand for higher-grade ethanol declined and had a negative impact on the profitability of the plant. As a result, we tested the recoverability of the carrying value of the Lakota ethanol plant and concluded that it was impaired. Therefore, we reduced the carrying value of the plant to its estimated fair value and recognized an asset impairment loss of $61 million in the year ended December 31, 2022.
(e)General and administrative expenses (excluding depreciation and amortization expense) for the year ended December 31, 2022 includes a charge of $20 million for an environmental reserve adjustment associated with a non-operating site.

(f)“Other income, net” includes the following:

◦a pension settlement charge of $58 million in the year ended December 31, 2022 resulting from a greater number of employees retiring in 2022 who elected lump sum benefit payments from one of our qualified U.S. defined benefit pension plans than estimated. We believe that the increase in lump sum elections was driven by the negative impact to lump sum payments in 2023 that will result from higher interest rates in 2022;

◦a net benefit of $14 million in the year ended December 31, 2022 related to the early retirement of approximately $3.1 billion aggregate principal amount of various series of our senior notes;

◦a charge of $193 million in the year ended December 31, 2021 related to the early redemption and retirement of approximately $2.1 billion aggregate principal amount of various series of our senior notes;

◦a gain of $62 million in the year ended December 31, 2021 on the sale of a 24.99 percent membership interest in MVP, a nonconsolidated joint venture; and

◦a charge of $24 million in the year ended December 31, 2021 representing our portion of the asset impairment loss recognized by Diamond Pipeline LLC, a nonconsolidated joint venture, resulting from the joint venture’s cancellation of its pipeline extension project.

(g)Income tax expense includes the following:

◦deferred income tax expense of $51 million in the year ended December 31, 2022 associated with the recognition of a deferred tax liability for foreign withholding tax on the anticipated repatriation of cash held by one of our international subsidiaries that we have deemed will not be permanently reinvested in our operations in that country; and

◦deferred income tax expense of $64 million in the year ended December 31, 2021 related to certain statutory income tax rate changes (primarily an increase in the U.K. rate from 19 percent to 25 percent effective in 2023) that were enacted in 2021 and resulted in the remeasurement of our deferred tax liabilities.

(h)We use certain financial measures (as noted below) that are not defined under GAAP and are considered to be non-GAAP financial measures.

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

Non-GAAP financial measures are as follows:

•Refining margin is defined as Refining segment operating income excluding the modification of RVO adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2022	2021
Reconciliation of Refining operating income to Refining margin
Refining operating income	$15,803	$1,862
Adjustments:
Modification of RVO (see note (a))	(104)	(1)
Operating expenses (excluding depreciation and amortization expense) (see note (b))	5,509	5,088
Depreciation and amortization expense	2,247	2,169
Other operating expenses	63	83
Refining margin	$23,518	$9,201

•Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2022	2021
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$774	$709
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	255	134
Depreciation and amortization expense	122	58
Other operating expenses	—	3
Renewable Diesel margin	$1,151	$904

•Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2022	2021
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$110	$473
Adjustments:
Operating expenses (excluding depreciation and amortization expense) (see note (b))	625	556
Depreciation and amortization expense (see note (c))	59	131
Asset impairment loss (see note (d))	61	—
Other operating expenses	3	1
Ethanol margin	$858	$1,161

•Adjusted Refining operating income is defined as Refining segment operating income excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2022	2021
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$15,803	$1,862
Adjustments:
Modification of RVO (see note (a))	(104)	(1)
Other operating expenses	63	83
Adjusted Refining operating income	$15,762	$1,944

•Adjusted Renewable Diesel operating income is defined as Renewable Diesel segment operating income excluding other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2022	2021
Reconciliation of Renewable Diesel operating income to adjusted Renewable Diesel operating income
Renewable Diesel operating income	$774	$709
Adjustment: Other operating expenses	—	3
Adjusted Renewable Diesel operating income	$774	$712

•Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding the gain on sale of ethanol plant, the asset impairment loss, the change in estimated useful life of ethanol plant, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2022	2021
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$110	$473
Adjustments:
Gain on sale of ethanol plant (see note (c))	(23)	—
Asset impairment loss (see note (d))	61	—
Change in estimated useful life of ethanol plant (see note (c))	—	48
Other operating expenses	3	1
Adjusted Ethanol operating income	$151	$522

•Adjusted operating income is defined as total company operating income excluding the modification of RVO adjustment, the gain on sale of ethanol plant, the asset impairment loss, the change in estimated useful life of ethanol plant, the environmental reserve adjustment, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2022	2021
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$15,690	$2,130
Adjustments:
Modification of RVO (see note (a))	(104)	(1)
Gain on sale of ethanol plant (see note (c))	(23)	—
Asset impairment loss (see note (d))	61	—
Change in estimated useful life of ethanol plant (see note (c))	—	48
Environmental reserve adjustment (see note (e))	20	—
Other operating expenses	66	87
Adjusted operating income	$15,710	$2,264

(i)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of December 31, 2022 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,994
Canadian Revolver (b)	107
Accounts receivable sales facility	1,300
Total available capacity	5,401
Cash and cash equivalents (c)	4,713
Total liquidity	$10,114
_______________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 8 of Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of December 31, 2022 in Canadian dollars was C$145 million.
(c)Excludes $149 million of cash and cash equivalents related to the consolidated VIEs that is available for use only by the VIEs.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 8 of Notes to Consolidated Financial Statements.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements may increase. As of December 31, 2022, all of our ratings on our senior unsecured debt, including debt guaranteed by us, were at or above investment grade level as follows:

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Year Ended December 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$12,574	$5,859
Investing activities	(2,805)	(2,159)
Financing activities:
Debt issuances and borrowings	3,153	1,828
Repayments of debt and finance lease obligations (including premiums paid on early redemption and retirement of debt)	(6,019)	(3,214)
Return to stockholders:
Purchases of common stock for treasury	(4,577)	(27)
Common stock dividend payments	(1,562)	(1,602)
Return to stockholders	(6,139)	(1,629)
Other financing activities	156	169
Financing activities	(8,849)	(2,846)
Effect of foreign exchange rate changes on cash	(180)	(45)
Net increase in cash and cash equivalents	$740	$809

Cash Flows for the Year Ended December 31, 2022
In 2022, we used the $12.6 billion of cash generated by our operations and the $3.2 billion in debt issuances and borrowings to make $2.8 billion of investments in our business, repay $6.0 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), return $6.1 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $740 million. The debt issuance, borrowings, and repayments are described in Note 8 of Notes to Consolidated Financial Statements.

As previously noted, our operations generated $12.6 billion of cash in 2022, driven primarily by net income of $11.9 billion and noncash charges to income of $2.3 billion, partially offset by an unfavorable change in working capital of $1.6 billion. Noncash charges primarily included $2.5 billion of depreciation and amortization expense, $50 million of deferred income tax expense, and a $61 million asset impairment loss associated with our Lakota ethanol plant, as described in Note 5 of Notes to Consolidated Financial Statements. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 17 of Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $2.8 billion primarily consisted of $2.7 billion in capital investments, as defined below under “Capital Investments,” of which $879 million related to capital investments made by DGD and $40 million related to capital expenditures of VIEs other than DGD.

Cash Flows for the Year Ended December 31, 2021
In 2021, we used the $5.9 billion of cash generated by our operations and the $1.8 billion in debt issuances and borrowings to make $2.2 billion of investments in our business, repay $3.2 billion of debt and finance lease obligations (including premiums paid on the early redemption and retirement of debt), return $1.6 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $809 million. The debt issuances, borrowings, and repayments are described in Note 8 of Notes to Consolidated Financial Statements.

As previously noted, our operations generated $5.9 billion of cash in 2021, driven primarily by noncash charges to income of $2.3 billion, a positive change in working capital of $2.2 billion, and net income of $1.3 billion. Noncash charges primarily included $2.4 billion of depreciation and amortization expense and a $193 million loss on the early redemption and retirement of debt, partially offset by a $126 million deferred income tax benefit and a $62 million gain on the sale of a partial interest in MVP, as described in Note 11 of Notes to Consolidated Financial Statements. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 17 of Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $2.2 billion consisted of $2.5 billion in capital investments, of which $1.0 billion related to capital investments made by DGD and $110 million related to capital expenditures of VIEs other than DGD. These activities were partially offset by $270 million of proceeds received from the sale of a partial interest in MVP, as described in Note 12 of Notes to Consolidated Financial Statements.

Our Capital Resources
Our material cash requirements as of December 31, 2022 primarily consist of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

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

We also identify our capital investments by the nature of the project with which the expenditure is associated as follows:

•Sustaining capital investments are generally associated with projects that are expected to extend the lives of our property assets, sustain their operating capabilities and safety (including deferred turnaround and catalyst cost expenditures), or comply with regulatory requirements. Regulatory compliance capital investments are generally associated with projects that are incurred to comply with government regulatory requirements, such as requirements to reduce emissions and prohibited elements from our products.

•Growth capital investments, including low-carbon growth capital investments that support the development and growth of our low-carbon renewable diesel and ethanol businesses, are generally associated with projects for the construction of new property assets that are expected to enhance our profitability and cash-generating capabilities, including investments in nonconsolidated joint ventures.

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. The following table reflects our expected capital investments for the year ending December 31, 2023 by nature of the project and reportable segment, along with historical amounts for the years ended December 31, 2022 and 2021 (in millions). The following table also reflects capital investments attributable to Valero, which is a non-GAAP measure that we define and reconcile to capital investments below under “Capital Investments Attributable to Valero.”

	Year Ending December 31, 2023 (a)	Year Ended December 31,
		2022	2021
Capital investments by nature of the project (b):
Sustaining capital investments	$1,595	$1,368	$1,129
Growth capital investments:
Low-carbon growth capital investments	225	836	1,042
Other growth capital investments	200	534	296
Total growth capital investments	425	1,370	1,338
Total capital investments	$2,020	$2,738	$2,467
Capital investments by segment:
Refining	$1,570	$1,764	$1,378
Renewable Diesel	280	879	1,048
Ethanol	70	22	15
Corporate	100	73	26
Total capital investments	2,020	2,738	2,467
Adjustments:
Renewable Diesel capital investments attributable to the other joint venture member in DGD	(140)	(439)	(524)
Capital expenditures of other VIEs	—	(40)	(110)
Capital investments attributable to Valero	$1,880	$2,259	$1,833
________________________
(a)All expected amounts for the year ending December 31, 2023 exclude capital expenditures that the consolidated VIEs (other than DGD) may incur because we do not operate those VIEs.
(b)Capital investments attributable to Valero by nature of the project are as follows (in millions):

	Year Ending December 31, 2023	Year Ended December 31,
		2022	2021
Sustaining capital investments	$1,550	$1,340	$1,105
Growth capital investments:
Low-carbon growth capital investments	130	422	538
Other growth capital investments	200	497	190
Total growth capital investments	330	919	728
Capital investments attributable to Valero	$1,880	$2,259	$1,833

We have publicly announced GHG emissions reduction/displacement targets for 2025 and 2035. We believe that our expected allocation of growth capital into low-carbon projects is consistent with such targets. Certain of these low-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2023. Our capital investments in future years to achieve these targets are expected to include investments associated with certain low-carbon projects currently at various stages of progress, evaluation, or approval. See “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Our Low-Carbon Projects” for a description of our low-carbon projects.

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

We are a 50 percent joint venture member in DGD and consolidate its financial statements. As a result, all of DGD’s net cash provided by operating activities (or operating cash flow) is included in our consolidated net cash provided by operating activities. DGD’s members use DGD’s operating cash flow (excluding changes in its current assets and current liabilities) to fund its capital investments rather than distribute all of that cash to themselves. Because DGD’s operating cash flow is effectively attributable to each member, only 50 percent of DGD’s capital investments should be attributed to our net share of capital investments. We also exclude all of the capital expenditures of other VIEs that we consolidate because we do not operate those VIEs. See Note 11 of Notes to Consolidated Financial Statements for more information about the VIEs that we consolidate. We believe capital investments attributable to Valero is an important measure because it more accurately reflects our capital investments.

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

	Year Ended December 31,
	2022	2021
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$788	$513
Capital expenditures of VIEs:
DGD	853	1,042
Other VIEs	40	110
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	1,030	787
Deferred turnaround and catalyst cost expenditures of DGD	26	6
Investments in nonconsolidated joint ventures	1	9
Capital investments	2,738	2,467
Adjustments:
DGD’s capital investments attributable to our joint venture member	(439)	(524)
Capital expenditures of other VIEs	(40)	(110)
Capital investments attributable to Valero	$2,259	$1,833
Contractual Obligations
Below is a summary of our contractual obligations (in millions) as of December 31, 2022 that are expected to be paid within the next year and thereafter. These obligations are reflected in our balance sheets, except (i) the interest payments related to debt obligations, operating lease liabilities, and finance lease obligations and (ii) purchase obligations.

	Payments Due by Period
	Short-Term	Long-Term	Total
Debt obligations (a)	$861	$8,464	$9,325
Interest payments related to debt obligations (b)	466	5,419	5,885
Operating lease liabilities (c)	345	1,043	1,388
Finance lease obligations (c)	350	3,112	3,462
Other long-term liabilities (d)	—	1,534	1,534
Purchase obligations (e)	20,753	12,990	33,743
________________________
(a)Debt obligations are described in Note 8 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item and includes a maturity analysis of our debt. Debt obligations exclude amounts related to net unamortized debt issuance costs and other.
(b)Interest payments related to debt obligations are the expected payments based on information available as of December 31, 2022.
(c)Operating lease liabilities and finance lease obligations are described in Note 4 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item and includes maturity analyses of remaining minimum lease payments. Operating lease liabilities and finance lease obligations reflected in this table include related interest expense.
(d)Other long-term liabilities are described in Note 7 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item. Other long-term liabilities exclude amounts related to the long-term portion of operating lease liabilities that are separately presented above.

(e)Purchase obligations are described in Note 9 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item. Purchase obligations are based on (i) fixed or minimum quantities to be purchased and (ii) fixed or estimated prices to be paid based on current market conditions.

The amount outstanding associated with the IEnova Revolver, as defined and described in Note 8 of Notes to Consolidated Financial Statements, is reflected in current portion of debt and finance lease obligations in our balance sheet as of December 31, 2022, and also included in the table above in debt obligations – short-term. The IEnova Revolver is subject to repayment on demand; however, we do not expect the lender to demand repayment during the next 12 months. Thus, the final cash flows for this instrument cannot be predicted with certainty at this time.

We raised $4.0 billion of incremental debt in 2020 due to the negative impacts of the COVID-19 pandemic on our business. The debt reduction and refinancing transactions completed in the second half of 2021 and during the year ended December 31, 2022, have collectively reduced our debt by over $4.0 billion. We will continue to evaluate further deleveraging opportunities.

We have not entered into any transactions, agreements, or other contractual arrangements that would result in off-balance sheet liabilities.
Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Program
During the year ended December 31, 2022, we purchased for treasury 37,999,481 of our shares for $4.6 billion. As of December 31, 2022, we had $2.3 billion remaining available for purchase under the October 2022 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under this program. On February 23, 2023, our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date, which is in addition to the amount remaining under the October 2022 Program.

Pension Plan Funding
We plan to contribute $108 million to our pension plans and $21 million to our other postretirement benefit plans during 2023. See Note 12 of Notes to Consolidated Financial Statements for a discussion of our employee benefit plans.

Tax Matters
The IRA includes various tax provisions, such as a 15 percent corporate alternative minimum tax, a one percent excise tax on purchases of our common stock by us, and expanded tax credits for low-carbon projects that may affect us. These provisions are effective for tax years beginning after December 31, 2022.

Cash Held by Our Foreign Subsidiaries
As of December 31, 2022, $4.1 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us. As of December 31, 2022, we recognized a deferred income tax liability of $51 million for foreign tax withholding on the anticipated repatriation of approximately $1 billion of cash held by one of our foreign subsidiaries.

Environmental Matters
Our operations are subject to extensive environmental regulations by government authorities relating to the discharge of materials into the environment, waste management, pollution prevention measures, GHG emissions, and characteristics and composition of many of our products. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental matters could increase. See Note 7 of Notes to Consolidated Financial Statements for disclosure of our environmental liabilities.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions, including the uncertainties concerning the COVID-19 pandemic and other worldwide events causing volatility in the global crude oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable. See also “ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks—Legal, political, and regulatory developments regarding climate, GHG emissions, or the environment could adversely affect our business, financial condition, results of operations, and liquidity.”

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

Details of our liability for unrecognized tax benefits, along with other information about our unrecognized tax benefits, are included in Note 14 of Notes to Consolidated Financial Statements.

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

As of December 31, 2022, we determined that our Lakota ethanol plant was impaired, which resulted in an asset impairment loss of $61 million, as described in Note 5 of Notes to Consolidated Financial Statements.

New environmental and tax laws and regulations, as well as changes to existing laws and regulations, are continuously being enacted or proposed. The implementation of future legislative and regulatory initiatives (such as those discussed in ITEM 1A. RISK FACTORS) that may adversely affect our operations could indicate that the carrying value of an asset may not be recoverable and result in an impairment loss that could be material. If the circumstances that trigger an impairment also result in a reduction in the estimated useful life of the asset, then we may also be required to recognize an asset retirement obligation for that asset.

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

As of December 31, 2022 and 2021, the amount of gain or loss that would have resulted from a 10 percent increase or decrease in the underlying price for all of our commodity derivative instruments entered into for purposes other than trading with which we have market risk was not material. See Note 19 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2022.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. As of December 31, 2022 and 2021, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 19 of Notes to Consolidated Financial Statements for a discussion about these blending programs.

INTEREST RATE RISK

The following tables provide information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. A 10 percent increase or decrease in our floating interest rates would not have a material effect to our results of operations. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. See Note 8 of Notes to Consolidated Financial Statements for additional information related to our debt.

	December 31, 2022 (a)
	Expected Maturity Dates
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$578	$6,606	$8,464	$8,041
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$861	$—	$—	$—	$—	$—	$861	$861
Average interest rate	7.1%	—%	—%	—%	—%	—%	7.1%

	December 31, 2021 (a)
	Expected Maturity Dates
	2022	2023	2024	2025	2026	There- after	Total	Fair Value
Fixed rate	$300	$—	$169	$1,374	$1,726	$7,637	$11,206	$12,838
Average interest rate	4.0%	—%	1.2%	3.0%	3.9%	5.0%	4.5%
Floating rate	$810	$20	$—	$—	$—	$—	$830	$830
Average interest rate	3.5%	3.9%	—%	—%	—%	—%	3.5%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

FOREIGN CURRENCY RISK

We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. As of December 31, 2022 and 2021, the fair value of our foreign currency contracts was not material.

See Note 19 of Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Corporation. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2022. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 69 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of gross unrecognized tax benefits

As discussed in Note 14 to the consolidated financial statements, as of December 31, 2022, the Company has gross unrecognized tax benefits, excluding related interest and penalties, of $284 million. The Company’s tax positions are subject to examination by local taxing authorities and the resolution of such examinations may span multiple years. Due to the complexities inherent in the interpretation of income tax laws in domestic and foreign jurisdictions, it is uncertain whether some of the Company’s income tax positions will be sustained upon examination.

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
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Valero Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

San Antonio, Texas
February 23, 2023

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$4,862	$4,122
Receivables, net	11,919	10,378
Inventories	6,752	6,265
Prepaid expenses and other	600	400
Total current assets	24,133	21,165
Property, plant, and equipment, at cost	50,576	49,072
Accumulated depreciation	(19,598)	(18,225)
Property, plant, and equipment, net	30,978	30,847
Deferred charges and other assets, net	5,871	5,876
Total assets	$60,982	$57,888
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,109	$1,264
Accounts payable	12,728	12,495
Accrued expenses	1,215	1,253
Taxes other than income taxes payable	1,568	1,461
Income taxes payable	841	378
Total current liabilities	17,461	16,851
Debt and finance lease obligations, less current portion	10,526	12,606
Deferred income tax liabilities	5,217	5,210
Other long-term liabilities	2,310	3,404
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,863	6,827
Treasury stock, at cost; 301,372,958 and 264,305,955 common shares	(20,197)	(15,677)
Retained earnings	38,247	28,281
Accumulated other comprehensive loss	(1,359)	(1,008)
Total Valero Energy Corporation stockholders’ equity	23,561	18,430
Noncontrolling interests	1,907	1,387
Total equity	25,468	19,817
Total liabilities and equity	$60,982	$57,888
See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues (a)	$176,383	$113,977	$64,912
Cost of sales:
Cost of materials and other	150,770	102,714	58,933
Lower of cost or market (LCM) inventory valuation adjustment	—	—	(19)
Operating expenses (excluding depreciation and amortization expense reflected below)	6,389	5,776	4,435
Depreciation and amortization expense	2,428	2,358	2,303
Total cost of sales	159,587	110,848	65,652
Asset impairment loss	61	—	—
Other operating expenses	66	87	35
General and administrative expenses (excluding depreciation and amortization expense reflected below)	934	865	756
Depreciation and amortization expense	45	47	48
Operating income (loss)	15,690	2,130	(1,579)
Other income, net	179	16	132
Interest and debt expense, net of capitalized interest	(562)	(603)	(563)
Income (loss) before income tax expense (benefit)	15,307	1,543	(2,010)
Income tax expense (benefit)	3,428	255	(903)
Net income (loss)	11,879	1,288	(1,107)
Less: Net income attributable to noncontrolling interests	351	358	314
Net income (loss) attributable to Valero Energy Corporation stockholders	$11,528	$930	$(1,421)

Earnings (loss) per common share	$29.05	$2.27	$(3.50)
Weighted-average common shares outstanding (in millions)	395	407	407

Earnings (loss) per common share – assuming dilution	$29.04	$2.27	$(3.50)
Weighted-average common shares outstanding – assuming dilution (in millions)	396	407	407
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$5,194	$5,645	$4,797

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$11,879	$1,288	$(1,107)
Other comprehensive income (loss):
Foreign currency translation adjustment	(613)	(47)	161
Net gain (loss) on pension and other postretirement benefits	335	378	(80)
Net gain (loss) on cash flow hedges	(6)	(2)	2
Other comprehensive income (loss) before income tax expense (benefit)	(284)	329	83
Income tax expense (benefit) related to items of other comprehensive income (loss)	70	82	(16)
Other comprehensive income (loss)	(354)	247	99
Comprehensive income (loss)	11,525	1,535	(1,008)
Less: Comprehensive income attributable to noncontrolling interests	348	359	316
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$11,177	$1,176	$(1,324)

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2019	$7	$6,821	$(15,648)	$31,974	$(1,351)	$21,803	$733	$22,536
Net income (loss)	—	—	—	(1,421)	—	(1,421)	314	(1,107)
Dividends on common stock ($3.92 per share)	—	—	—	(1,600)	—	(1,600)	—	(1,600)
Stock-based compensation expense	—	76	—	—	—	76	—	76
Transactions in connection with stock-based compensation plans	—	(83)	85	—	—	2	—	2
Purchases of common stock for treasury	—	—	(156)	—	—	(156)	—	(156)
Distributions to noncontrolling interests	—	—	—	—	—	—	(208)	(208)
Other comprehensive income	—	—	—	—	97	97	2	99
Balance as of December 31, 2020	7	6,814	(15,719)	28,953	(1,254)	18,801	841	19,642
Net income	—	—	—	930	—	930	358	1,288
Dividends on common stock ($3.92 per share)	—	—	—	(1,602)	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	80	—	—	—	80	—	80
Transactions in connection with stock-based compensation plans	—	(67)	69	—	—	2	—	2
Purchases of common stock for treasury	—	—	(27)	—	—	(27)	—	(27)
Contributions from noncontrolling interests	—	—	—	—	—	—	189	189
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	246	246	1	247
Balance as of December 31, 2021	7	6,827	(15,677)	28,281	(1,008)	18,430	1,387	19,817
Net income	—	—	—	11,528	—	11,528	351	11,879
Dividends on common stock ($3.92 per share)	—	—	—	(1,562)	—	(1,562)	—	(1,562)
Stock-based compensation expense	—	89	—	—	—	89	—	89
Transactions in connection with stock-based compensation plans	—	(53)	57	—	—	4	—	4
Purchases of common stock for treasury	—	—	(4,577)	—	—	(4,577)	—	(4,577)
Contributions from noncontrolling interests	—	—	—	—	—	—	265	265
Distributions to noncontrolling interests	—	—	—	—	—	—	(93)	(93)
Other comprehensive loss	—	—	—	—	(351)	(351)	(3)	(354)
Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$11,879	$1,288	$(1,107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,473	2,405	2,351
Loss (gain) on early redemption and retirement of debt, net	(14)	193	—
LCM inventory valuation adjustment	—	—	(19)
Asset impairment loss	61	—	—
Gain on sale of assets	—	(62)	—
Deferred income tax expense (benefit)	50	(126)	158
Changes in current assets and current liabilities	(1,626)	2,225	(345)
Changes in deferred charges and credits and other operating activities, net	(249)	(64)	(90)
Net cash provided by operating activities	12,574	5,859	948
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(788)	(513)	(1,014)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(853)	(1,042)	(523)
Other VIEs	(40)	(110)	(251)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(1,030)	(787)	(623)
Deferred turnaround and catalyst cost expenditures of DGD	(26)	(6)	(25)
Proceeds from sale of assets	32	270	—
Investments in nonconsolidated joint ventures	(1)	(9)	(54)
Other investing activities, net	(99)	38	65
Net cash used in investing activities	(2,805)	(2,159)	(2,425)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	2,239	1,446	4,320
Proceeds from borrowings of VIEs:
DGD	809	301	—
Other VIEs	105	81	250
Repayments of debt and finance lease obligations (excluding VIEs)	(5,067)	(2,849)	(490)
Repayments of debt and finance lease obligations of VIEs:
DGD	(823)	(180)	—
Other VIEs	(73)	(6)	(5)
Premiums paid on early redemption and retirement of debt	(56)	(179)	—
Purchases of common stock for treasury	(4,577)	(27)	(156)
Common stock dividend payments	(1,562)	(1,602)	(1,600)
Contributions from noncontrolling interests	265	189	—
Distributions to noncontrolling interests	(93)	(2)	(208)
Other financing activities, net	(16)	(18)	(34)
Net cash provided by (used in) financing activities	(8,849)	(2,846)	2,077
Effect of foreign exchange rate changes on cash	(180)	(45)	130
Net increase in cash and cash equivalents	740	809	730
Cash and cash equivalents at beginning of year	4,122	3,313	2,583
Cash and cash equivalents at end of year	$4,862	$4,122	$3,313
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

We are a multinational manufacturer and marketer of petroleum-based and low-carbon liquid transportation fuels and petrochemical products, and we sell our products primarily in the United States (U.S.), Canada, the United Kingdom (U.K.), Ireland, and Latin America. We own 15 petroleum refineries located in the U.S., Canada, and the U.K. with a combined throughput capacity of approximately 3.2 million barrels per day. We are a joint venture member in DGD, which owns two renewable diesel plants located in the Gulf Coast region of the U.S. with a combined production capacity of approximately 1.2 billion gallons per year, and we own 12 ethanol plants located in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.6 billion gallons per year.

Basis of Presentation
General
These consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

Significant Accounting Policies
Principles of Consolidation
These financial statements include those of Valero, our wholly owned subsidiaries, and VIEs in which we have a controlling financial interest. The VIEs that we consolidate are described in Note 11. The ownership interests held by others in the VIEs are recorded as noncontrolling interests. Intercompany items and transactions have been eliminated in consolidation. Investments in less than wholly owned entities where we have significant influence are accounted for using the equity method.

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

Investments in Debt Securities
Investments in debt securities that have stated maturities of three months or less from the date of acquisition are classified as cash equivalents, and those with stated maturities of greater than three months

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
but less than one year are classified as short-term investments, which are reflected in prepaid expenses and other on our balance sheet. Our investments in debt securities are classified as available-for-sale (AFS) and are subsequently measured and carried at fair value on our balance sheet with changes in fair value reported in other comprehensive income until realized. The cost of a security sold is determined using the first-in, first-out method.

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

In determining the market value of our inventories, we assume that feedstocks are converted into products, which requires us to make estimates regarding the products expected to be produced from those feedstocks and the conversion costs required to convert those feedstocks into products. We also estimate the usual and customary transportation costs required to move the inventory from our plants to the appropriate points of sale. We then apply an estimated selling price to our inventories. If the aggregate market value of our LIFO inventories or the aggregate net realizable value of our non-LIFO inventories is less than the related aggregate cost, we recognize a loss for the difference in our statements of income. To the extent the aggregate market value of our LIFO inventories subsequently increases, we recognize an increase to the value of our inventories (not to exceed cost) and a gain in our statements of income.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Depreciation of crude oil processing and waste and renewable feedstocks processing facilities is recorded on a straight-line basis over the estimated useful lives of these assets primarily using the composite method of depreciation. We maintain a separate composite group of property assets for each of our refineries and our renewable diesel plants. We estimate the useful life of each group based on an evaluation of the property assets comprising the group, and such evaluations consist of, but are not limited to, the physical inspection of the assets to determine their condition, consideration of the manner in which the assets are maintained, assessment of the need to replace assets, and evaluation of the manner in which improvements impact the useful life of the group. The estimated useful lives of our composite groups range primarily from 20 to 30 years.

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

Deferred Charges and Other Assets
“Deferred charges and other assets, net” primarily include the following:

•turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, renewable diesel plants, and ethanol plants, are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs;

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

•purchased compliance credits, which are described below under “Costs of Renewable and Low-Carbon Fuel Programs”;

•goodwill;

•intangible assets, which are amortized over their estimated useful lives; and

•noncurrent income taxes receivable.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Our contracts with customers state the final terms of the sale, including the description, quantity, and price for goods sold. Payment terms for our customers vary by type of customer and method of delivery; however, the payment is typically due in full within two to ten days from date of invoice. In the normal course of business, we generally do not accept product returns.

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

We have elected to exclude from the measurement of the transaction price all taxes assessed by government authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer (e.g., sales tax, use tax, value-added tax, etc.). We continue to include in the transaction price excise taxes that are imposed on certain inventories in our foreign operations. The amount of such taxes is provided in supplemental information in a footnote to the statements of income.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Cost Classifications
Cost of materials and other primarily includes the cost of materials that are a component of our products sold. These costs include (i) the direct cost of materials (such as crude oil and other refinery feedstocks, refined petroleum products and blendstocks, renewable diesel feedstocks and products, and ethanol feedstocks and products) that are a component of our products sold; (ii) costs related to the delivery (such as shipping and handling costs) of products sold; (iii) costs related to our obligations to comply with the Renewable and Low-Carbon Fuel Programs defined below under “Costs of Renewable and Low-Carbon Fuel Programs”; (iv) the blender’s tax credit recognized on qualified fuel mixtures; (v) gains and losses on our commodity derivative instruments; and (vi) certain excise taxes.

Operating expenses (excluding depreciation and amortization expense) include costs to operate our refineries (and associated logistics assets), renewable diesel plants, and ethanol plants. These costs primarily include employee-related expenses, energy and utility costs, catalysts and chemical costs, and repair and maintenance expenses.

Depreciation and amortization expense associated with our operations is separately presented in our statement of income as a component of cost of sales and general and administrative expenses and is disclosed by reportable segment in Note 16.

Other operating expenses include costs, if any, incurred by our reportable segments that are not associated with our cost of sales.

Costs of Renewable and Low-Carbon Fuel Programs
We purchase credits to comply with various government and regulatory blending programs, such as the U.S. Environmental Protection Agency’s Renewable Fuel Standard, the California Low Carbon Fuel Standard, Canada Clean Fuel Regulations, and similar programs in other jurisdictions in which we operate (collectively, the Renewable and Low-Carbon Fuel Programs). We purchase compliance credits (primarily Renewable Identification Numbers (RINs)) to comply with government regulations that require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
quotas. To the degree that we are unable to blend renewable and low-carbon fuels at the required quotas, we must purchase compliance credits to meet our obligations.

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

Financial Instruments
Our financial instruments include cash and cash equivalents, investments in debt securities, receivables, payables, debt obligations, operating and finance lease obligations, commodity derivative contracts, and foreign currency derivative contracts. The estimated fair values of cash and cash equivalents, receivables,

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
payables, debt obligations, and operating and finance lease obligations approximate their carrying amounts, except for certain debt as disclosed in Note 18. Investments in debt securities, commodity derivative contracts, and foreign currency derivative contracts are recognized at their fair values.

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

Accounting Pronouncement Adopted During 2022
Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2022-06—“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” was issued and adopted prospectively by us on December 21, 2022. Our adoption of this ASU did not have a material impact on our financial statements or related disclosures.

2.    RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2022	2021
Receivables from contracts with customers	$7,189	$6,228
Receivables from certain purchase and sale arrangements	3,602	3,768
Receivables before allowance for credit losses	10,791	9,996
Allowance for credit losses	(30)	(28)
Receivables after allowance for credit losses	10,761	9,968
Income taxes receivable	142	21
Other receivables	1,016	389
Receivables, net	$11,919	$10,378

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2022	2021
Refinery feedstocks	$1,949	$1,995
Refined petroleum products and blendstocks	3,579	3,567
Renewable diesel feedstocks and products	583	135
Ethanol feedstocks and products	328	273
Materials and supplies	313	295
Inventories	$6,752	$6,265

As of December 31, 2022 and 2021, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $6.3 billion and $5.2 billion, respectively. The market value of our LIFO inventories fell below their LIFO inventory carrying amounts as of March 31, 2020, and as a result, we recorded an LCM inventory valuation reserve of $2.5 billion in order to state our inventories at market. As of September 30, 2020, we reevaluated our inventories and determined that our cost was lower than market. As a result, our LCM inventory valuation reserve was fully reversed as of September 30, 2020. The change in our LCM inventory valuation reserve resulted in a net benefit of $19 million for the year ended December 31, 2020 due to the foreign currency translation effect of the portion of the LCM inventory valuation adjustment attributable to our foreign operations.

During the year ended December 31, 2022, we had a liquidation of certain LIFO inventory layers, which was due to weather-related production disruptions that occurred at the end of the year that decreased cost of materials and other by $323 million.

Our non-LIFO inventories accounted for $1.6 billion and $1.4 billion of our total inventories as of December 31, 2022 and 2021, respectively.

VALERO ENERGY CORPORATION
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

•Rail Transportation includes railcars and related storage facilities; and

•Other includes machinery, equipment, and various facilities used in our refining, renewable diesel, and ethanol operations; facilities and equipment related to industrial gases and power used in our operations; land and rights-of-way associated with our refineries, plants, and pipelines and other logistics assets, as well as office facilities; and equipment primarily used at our corporate offices, such as printers and copiers.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Costs and Other Supplemental Information
Our total lease cost comprises costs that are included in our income statement, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost was as follows (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Other	Total
		Marine	Rail
Year ended December 31, 2022
Finance lease cost:
Amortization of ROU assets	$183	$—	$3	$32	$218
Interest on lease liabilities	78	—	1	5	84
Operating lease cost	171	102	68	38	379
Variable lease cost	79	50	—	9	138
Short-term lease cost	15	82	3	57	157
Sublease income	—	(27)	—	(2)	(29)
Total lease cost	$526	$207	$75	$139	$947

Year ended December 31, 2021
Finance lease cost:
Amortization of ROU assets	$137	$—	$2	$28	$167
Interest on lease liabilities	66	—	1	5	72
Operating lease cost	163	105	64	49	381
Variable lease cost	51	21	—	7	79
Short-term lease cost	5	44	1	46	96
Sublease income	—	(4)	—	(3)	(7)
Total lease cost	$422	$166	$68	$132	$788

Year ended December 31, 2020
Finance lease cost:
Amortization of ROU assets	$109	$—	$2	$17	$128
Interest on lease liabilities	92	—	—	6	98
Operating lease cost	165	156	61	52	434
Variable lease cost	53	40	1	5	99
Short-term lease cost	9	45	—	37	91
Sublease income	—	(10)	—	(2)	(12)
Total lease cost	$428	$231	$64	$115	$838

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Supplemental balance sheet information
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$2,278	$—	$1,846
Deferred charges and other assets, net	1,114	—	1,284	—
Total ROU assets, net	$1,114	$2,278	$1,284	$1,846

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$248	$—	$154
Accrued expenses	311	—	315	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	2,146	—	1,766
Other long-term liabilities	776	—	940	—
Total lease liabilities	$1,087	$2,394	$1,255	$1,920

Other supplemental information
Weighted-average remaining lease term	7.5 years	14.6 years	7.1 years	14.3 years
Weighted-average discount rate	5.2%	4.6%	4.2%	4.0%

Supplemental cash flow information related to our operating and finance leases is presented in Note 17.

DGD Port Arthur Plant Finance Lease
In connection with the construction of the DGD plant located next to our Port Arthur Refinery (the DGD Port Arthur Plant), DGD entered into an agreement with a third party to utilize certain rail facilities, truck rack facilities, and tanks for the transportation and storage of feedstocks and renewable diesel. The agreement commenced in the fourth quarter of 2022, upon completion of the DGD Port Arthur Plant, and has an initial term of 20 years with two automatic five-year renewal periods. In the fourth quarter of 2022, DGD recognized a finance lease ROU asset and related liability of approximately $500 million in connection with this agreement.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturity Analyses
As of December 31, 2022, the remaining minimum lease payments due under our long-term leases were as follows (in millions):

	Operating Leases	Finance Leases
2023	$345	$350
2024	240	287
2025	163	278
2026	125	254
2027	81	224
Thereafter	434	2,069
Total undiscounted lease payments	1,388	3,462
Less: Amount associated with discounting	301	1,068
Total lease liabilities	$1,087	$2,394

5.    PROPERTY, PLANT, AND EQUIPMENT

Summary by Major Class
Major classes of property, plant, and equipment, including assets held under finance leases, consisted of the following (in millions):

	December 31,
	2022	2021
Land	$499	$494
Crude oil processing facilities	32,699	32,744
Transportation and terminaling facilities	5,900	5,747
Waste and renewable feedstocks processing facilities	3,215	1,826
Corn processing facilities	1,052	1,216
Administrative buildings	1,095	1,055
Finance lease ROU assets (see Note 4)	2,906	2,293
Other	1,886	1,835
Construction in progress	1,324	1,862
Property, plant, and equipment, at cost	50,576	49,072
Accumulated depreciation	(19,598)	(18,225)
Property, plant, and equipment, net	$30,978	$30,847

Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $1.7 billion, $1.7 billion, and $1.6 billion, respectively.
Asset Impairment
Our ethanol plant located in Lakota, Iowa (Lakota ethanol plant) is currently configured to produce a higher-grade ethanol product, as opposed to fuel-grade ethanol, suitable for hand sanitizer blending or industrial purposes that has a higher market value than fuel-grade ethanol. During 2022, demand for

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
higher-grade ethanol declined and had a negative impact on the profitability of the plant. As a result, we tested the recoverability of the carrying value of the Lakota ethanol plant and concluded that it was impaired. Therefore, we reduced the carrying value of the plant to its estimated fair value and recognized an asset impairment loss of $61 million for the year ended December 31, 2022. See Note 18 for disclosure related to the method used to determine fair value.

Sale of Ethanol Plant
In June 2022, we sold our ethanol plant in Jefferson, Wisconsin (Jefferson ethanol plant) for $32 million, which resulted in a gain of $23 million that is included in depreciation and amortization expense for the year ended December 31, 2022.

Changes in Useful Lives
The Jefferson ethanol plant was temporarily idled in 2020 at the onset of the COVID-19 pandemic in response to the decreased demand for ethanol resulting from the effects of the pandemic on our business, and we had previously evaluated this plant for potential impairment assuming that operations would resume. However, we completed an evaluation of the plant during the third quarter of 2021 and concluded that it was no longer a strategic asset for our ethanol business. The plant’s operations permanently ceased at that time and we reduced its estimated useful life, which reduced its net book value to estimated salvage value. The additional depreciation expense of $48 million for the year ended December 31, 2021 resulting from this change did not have a material impact on our results of operations nor was there a material impact to our financial position.

Our ethanol plant in Riga, Michigan was temporarily idled in 2019 due to corn quality issues with the local third-party corn feedstock supply. Although we expected operations to resume after an improved corn harvest, we completed an evaluation of this plant during the third quarter of 2020 and concluded that it was no longer a strategic asset for our ethanol business. The plant’s operations permanently ceased at that time and we reduced its estimated useful life, which reduced its net book value to estimated salvage value. The additional depreciation expense of $30 million for the year ended December 31, 2020 resulting from this change did not have a material impact on our results of operations nor was there a material impact to our financial position.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    DEFERRED CHARGES AND OTHER ASSETS

“Deferred charges and other assets, net” consisted of the following (in millions):

	December 31,
	2022	2021
Deferred turnaround and catalyst costs, net	$2,139	$1,853
Operating lease ROU assets, net (see Note 4)	1,114	1,284
Investments in nonconsolidated joint ventures	724	734
Purchased compliance credits	543	222
Goodwill	260	260
Intangible assets, net	202	218
Income taxes receivable	26	586
Other	863	719
Deferred charges and other assets, net	$5,871	$5,876
Amortization expense for deferred turnaround and catalyst costs and intangible assets was $745 million, $695 million, and $748 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The entire balance of goodwill is related to our Refining segment. See Note 16 for information on our reportable segments.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long-Term Liabilities
	December 31,		December 31,
	2022	2021	2022	2021
Operating lease liabilities (see Note 4)	$311	$315	$776	$940
Liability for unrecognized tax benefits (see Note 14)	—	—	239	863
Defined benefit plan liabilities (see Note 12)	35	41	448	601
Repatriation tax liability (see Note 14) (a)	—	—	301	367
Environmental liabilities	21	35	296	269
Wage and other employee-related liabilities	388	349	87	133
Accrued interest expense	67	88	—	—
Contract liabilities from contracts with customers (see Note 16)	129	78	—	—
Blending program obligations (see Note 18)	189	268	—	—
Other accrued liabilities	75	79	163	231
Accrued expenses and other long-term liabilities	$1,215	$1,253	$2,310	$3,404
________________________
(a)The current portion of repatriation tax liability is included in income taxes payable. As of December 31, 2022, the current portion of repatriation tax liability was $100 million. There was no current portion of repatriation tax liability as of December 31, 2021, as it was deemed paid in connection with the additional tax net operating loss (NOL) carryback on the superseding 2020 federal income tax return filed in the fourth quarter of 2021.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    DEBT AND FINANCE LEASE OBLIGATIONS

Debt, at stated values, and finance lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2022	2021
Credit facilities:
Valero Revolver	2027	$—	$—
Canadian Revolver	2023	—	—
Accounts Receivable Sales Facility	2023	—	—
DGD Revolver	2024	100	100
DGD Loan Agreement	2023	25	25
IEnova Revolver	2028	717	679
Public debt:
Valero Senior Notes
1.200%	2024	167	169
2.850%	2025	251	1,050
3.65%	2025	189	324
3.400%	2026	426	1,250
2.150%	2027	578	600
4.350%	2028	606	750
4.000%	2029	439	1,000
8.75%	2030	200	200
2.800%	2031	472	500
7.5%	2032	733	750
6.625%	2037	1,442	1,500
6.75%	2037	24	24
10.500%	2039	113	113
4.90%	2045	626	650
3.650%	2051	855	950
4.000%	2052	553	—
7.45%	2097	70	100
VLP Senior Notes
4.375%	2026	146	376
4.500%	2028	474	500
Debenture, 7.65%	2026	100	100
Gulf Opportunity Zone Revenue Bonds, Series 2010, 4.00%	2040	—	300
Other debt	2023	19	26
Net unamortized debt issuance costs and other		(84)	(86)
Total debt		9,241	11,950
Finance lease obligations (see Note 4)		2,394	1,920
Total debt and finance lease obligations		11,635	13,870
Less: Current portion		1,109	1,264
Debt and finance lease obligations, less current portion		$10,526	$12,606

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
Valero Revolver
In November 2022, we amended our revolving credit facility (the Valero Revolver), which has a borrowing capacity of $4 billion, to extend the maturity date from March 2024 to November 2027 and to transition the benchmark reference interest rate previously based on the London Interbank Offered Rate (LIBOR) to a secured overnight financing rate (SOFR). We have the option to increase the aggregate commitments under the Valero Revolver to $5.5 billion, subject to certain conditions. The Valero Revolver also provides for the issuance of letters of credit of up to $2.4 billion.

Effective November 2022, outstanding borrowings under the Valero Revolver bear interest, at our option, at either (i) the Adjusted Term SOFR or (ii) the Alternate Base Rate (each of these rates is defined in the Valero Revolver), plus the applicable margins. The Valero Revolver also requires payments for customary fees, including facility fees, letter of credit participation fees, and administrative agent fees. The interest rate and facility fees under the Valero Revolver are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt.

Canadian Revolver
In November 2022, one of our Canadian subsidiaries amended its committed revolving credit facility (the Canadian Revolver) of C$150 million to extend the maturity date from November 2022 to November 2023. Outstanding borrowings under the Canadian Revolver bear interest at the adjusted term SOFR or applicable market rates as allowed under the terms of the agreement, plus applicable margins. The Canadian Revolver also provides for the issuance of letters of credit. The interest rates and fees under the Canadian Revolver are subject to adjustment based upon the credit ratings assigned to Valero’s senior unsecured debt.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell eligible trade receivables on a revolving basis. In July 2022, we extended the maturity date of this facility to July 2023. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

As of December 31, 2022 and 2021, $3.0 billion and $2.8 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt on our balance sheets and proceeds and repayments are reflected as cash flows from financing activities. Outstanding borrowings under the facility bear interest, at either (i) an adjusted daily simple SOFR or (ii) an alternate base rate as allowed under the terms of this facility, plus applicable margins. The interest rates under the program are subject

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to adjustment based upon the credit ratings assigned to our senior unsecured debt. The program also requires payments for customary fees, including facility fees.

364-Day Revolving Credit Facility
In April 2020, we entered into an $875 million 364-Day Credit Agreement (the 364-Day Revolving Credit Facility) with several lenders. This facility provided for a revolving credit facility in an aggregate principal amount of up to $875 million. No borrowings were made under this facility prior to its maturity on April 12, 2021 and the facility was not renewed.

DGD Revolver
In March 2021, DGD, as described in Note 11, entered into a $400 million unsecured revolving credit facility (the DGD Revolver) with a syndicate of financial institutions that matures in March 2024. DGD has the option to increase the aggregate commitments under the DGD Revolver to $550 million, subject to certain restrictions. Initially, the DGD Revolver also provided for the issuance of letters of credit of up to $10 million. In September 2021, the DGD Revolver was amended to increase the letter of credit sublimit from $10 million to $50 million and to limit DGD’s indebtedness arising under other letters of credit that DGD may obtain up to $25 million at any one time outstanding. This restriction does not impact Valero’s letter of credit facilities. In November 2022, the DGD Revolver was amended to increase the letter of credit sublimit from $50 million to $150 million. The DGD Revolver is only available to fund the operations of DGD. DGD’s lenders do not have recourse against us. As of December 31, 2022, all outstanding borrowings under this revolver are reflected in current portion of debt as payment is expected to occur in 2023.

Outstanding borrowings under the DGD Revolver generally bear interest, at DGD’s option, at either (i) an alternate base rate or (ii) an adjusted LIBOR as allowed under the terms of the agreement for the applicable interest period in effect from time to time, plus the applicable margins. As of December 31, 2022 and 2021, the variable interest rate on the DGD Revolver was 5.880 percent and 1.860 percent, respectively. The DGD Revolver also requires payments for customary fees, including unused commitment fees, letter of credit fees, and administrative agent fees.

DGD Loan Agreement
DGD has a $50 million unsecured revolving loan agreement (the DGD Loan Agreement) with its members (Darling Ingredients Inc. (Darling) and us). In March 2022, the maturity date of this facility was extended to April 2023. Each member has committed $25 million, resulting in aggregate commitments of $50 million. The DGD Loan Agreement is only available to fund the operations of DGD. Any outstanding borrowings under this revolver represent loans made by the noncontrolling member as any transactions between DGD and us under this revolver are eliminated in consolidation.

Outstanding borrowings under the DGD Loan Agreement bear interest at the LIBOR for the applicable interest period in effect from time to time plus the applicable margin. As of December 31, 2022 and 2021, the variable interest rate on the DGD Loan Agreement was 6.672 percent and 2.603 percent, respectively. Principal and accrued interest are due on the last day of the calendar month unless DGD provides at least two days prior written notice of their election to extend repayment to the next calendar month end.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
IEnova Revolver
Central Mexico Terminals, as described in Note 11, has a combined unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 11) that matures in February 2028. In 2020, the borrowing capacity under the IEnova Revolver was increased from $491 million to $660 million, and during the year ended December 31, 2021, it was increased to $830 million. IEnova may terminate this revolver at any time and demand repayment of all outstanding amounts; therefore, all outstanding borrowings are reflected in current portion of debt. The IEnova Revolver is only available to the operations of Central Mexico Terminals, and the creditors of Central Mexico Terminals do not have recourse against us.

Outstanding borrowings under the IEnova Revolver bear interest at the three-month LIBOR for the applicable interest period in effect from time to time plus the applicable margin. The interest rate under this revolver is subject to adjustment, with agreement by both parties, based upon changes in market conditions. As of December 31, 2022 and 2021, the variable interest rate was 7.393 percent and 3.781 percent, respectively.

Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				December 31, 2022
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability

Committed facilities:
Valero Revolver		$4,000	November 2027		$—		$6		$3,994
Canadian Revolver	C$	150	November 2023	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2023		$—	n/a			$1,300
Committed facilities of VIEs (b):
DGD Revolver		$400	March 2024		$100		$117		$183
DGD Loan Agreement (c)		$25	April 2023		$25	n/a			$—
IEnova Revolver		$830	February 2028		$717	n/a			$113
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$1,523	n/a
________________________
(a)Letters of credit issued as of December 31, 2022 expire at various times in 2023 through 2024.
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Borrowings:
Accounts receivable sales facility	$1,600	$—	$300
DGD Revolver	759	276	—
DGD Loan Agreement	50	25	—
IEnova Revolver	105	81	250
Repayments:
Accounts receivable sales facility	(1,600)	—	(400)
DGD Revolver	(759)	(176)	—
DGD Loan Agreement	(50)	—	—
IEnova Revolver	(67)	—	—

Public Debt
During the year ended December 31, 2022, the following activity occurred:

•In November and December 2022, we used cash on hand to purchase and retire the following notes (in millions):

Debt Purchased and Retired	Principal Amount
2.150% Senior Notes due 2027	$22
4.500% VLP Senior Notes due 2028	26
2.800% Senior Notes due 2031	28
6.625% Senior Notes due 2037	58
4.90% Senior Notes due 2045	24
3.650% Senior Notes due 2051	95
4.000% Senior Notes due 2052	97
7.45% Senior Notes due 2097	30
Various other Valero Senior Notes	62
Total	$442

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

•In June 2022, we reduced our debt through the acquisition of the $300 million of 4.00 percent Gulf Opportunity Zone Revenue Bonds Series 2010 that are due December 1, 2040, but were subject to mandatory tender on June 1, 2022. We have the option to effectuate a remarketing of these bonds.

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

During the year ended December 31, 2021, the following activity occurred:

•In November 2021, we issued $500 million of 2.800 percent Senior Notes due December 1, 2031 and $950 million of 3.650 percent Senior Notes due December 1, 2051. Proceeds from these debt issuances totaled $1.446 billion before deducting the underwriting discounts and other debt issuance costs. These proceeds and cash on hand were used to purchase and retire or redeem the

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
following notes in connection with cash tender offers that we publicly announced in November 2021 and completed in December 2021 (in millions):

Debt Purchased and Retired or Redeemed	Principal Amount
2.700% Senior Notes due 2023	$850
1.200% Senior Notes due 2024	756
3.65% Senior Notes due 2025	276
4.375% VLP Senior Notes due 2026	124
10.500% Senior Notes due 2039	137
Total	$2,143

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

Proceeds from the April and September 2020 debt issuances totaled $4.020 billion before deducting the underwriting discounts and other debt issuance costs.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest and debt expense	$619	$651	$638
Less: Capitalized interest	57	48	75
Interest and debt expense, net of capitalized interest	$562	$603	$563

Our credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.

Principal maturities for our debt obligations as of December 31, 2022 were as follows (in millions):

2023 (a)	$861
2024	167
2025	441
2026	672
2027	578
Thereafter	6,606
Net unamortized debt issuance costs and other	(84)
Total debt	$9,241
________________________
(a)Maturities for 2023 include the DGD Revolver, the DGD Loan Agreement, and the IEnova Revolver.
9.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations
We have various purchase obligations under certain crude oil and other feedstock supply arrangements, industrial gas supply arrangements (such as hydrogen supply arrangements), natural gas supply arrangements, and various throughput, transportation, and terminaling agreements. We enter into these contracts to ensure an adequate supply of feedstock and utilities and adequate storage capacity to operate our refineries and ethanol plants. Substantially all of our purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on our usage requirements. None of these obligations is associated with suppliers’ financing arrangements. These purchase obligations are not reflected as liabilities.

Self-Insurance
We are self-insured for certain medical and dental, workers’ compensation, automobile liability, general liability, and other third-party liability claims up to applicable retention limits. Liabilities are accrued for self-insured claims, or when estimated losses exceed coverage limits, and when sufficient information is

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
available to reasonably estimate the amount of the loss. These liabilities are included in accrued expenses and other long-term liabilities.
10.    EQUITY

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2019	673	(264)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(2)
Balance as of December 31, 2020	673	(265)
Transactions in connection with stock-based compensation plans	—	1
Balance as of December 31, 2021	673	(264)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(38)
Balance as of December 31, 2022	673	(301)
Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2022 or 2021.

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described below) and with respect to our employee stock-based compensation plans.

On January 23, 2018, our Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date, and we completed all authorized share purchases under that program during the second quarter of 2022. On July 7, 2022, we announced that our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date, and we completed all authorized share purchases under that program during the fourth quarter of 2022. On October 26, 2022, our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date (the October 2022 Program). As of December 31, 2022, we had $2.3 billion remaining available for purchase under the October 2022 Program. On February 23, 2023, our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date, which is in addition to the amount remaining under the October 2022 Program.

Common Stock Dividends
On January 31, 2023, our Board declared a quarterly cash dividend of $1.02 per common share payable on March 16, 2023 to holders of record at the close of business on February 14, 2023.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2022
Foreign currency translation adjustment	$(613)	$(7)	$(606)
Pension and other postretirement benefits:
Net actuarial gain arising during the year	244	57	187
Amounts reclassified into income related to:
Net actuarial loss	52	12	40
Prior service credit	(22)	(5)	(17)
Settlement loss	61	13	48
Net gain on pension and other postretirement benefits	335	77	258
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(292)	(32)	(260)
Net loss reclassified into income	286	32	254
Net loss on cash flow hedges	(6)	—	(6)
Other comprehensive loss	$(284)	$70	$(354)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2021
Foreign currency translation adjustment	$(47)	$—	$(47)
Pension and other postretirement benefits:
Gain arising during the year related to:
Net actuarial gain	317	69	248
Prior service cost	(4)	(1)	(3)
Amounts reclassified into income related to:
Net actuarial loss	80	18	62
Prior service credit	(25)	(6)	(19)
Settlement loss	8	2	6
Effect of exchange rates	2	—	2
Net gain on pension and other postretirement benefits	378	82	296
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(48)	(5)	(43)
Net loss reclassified into income	46	5	41
Net loss on cash flow hedges	(2)	—	(2)
Other comprehensive income	$329	$82	$247

Year ended December 31, 2020
Foreign currency translation adjustment	$161	$—	$161
Pension and other postretirement benefits:
Loss arising during the year related to:
Net actuarial loss	(128)	(26)	(102)
Prior service cost	(5)	(1)	(4)
Amounts reclassified into income related to:
Net actuarial loss	74	17	57
Prior service credit	(26)	(6)	(20)
Settlement loss	5	1	4
Net loss on pension and other postretirement benefits	(80)	(15)	(65)
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	36	3	33
Net gain reclassified into income	(34)	(4)	(30)
Net gain on cash flow hedges	2	(1)	3
Other comprehensive income	$83	$(16)	$99

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2019	$(676)	$(672)	$(3)	$(1,351)
Other comprehensive income (loss) before reclassifications	161	(106)	14	69
Amounts reclassified from accumulated other comprehensive loss	—	41	(13)	28
Other comprehensive income (loss)	161	(65)	1	97
Balance as of December 31, 2020	(515)	(737)	(2)	(1,254)
Other comprehensive income (loss) before reclassifications	(47)	245	(21)	177
Amounts reclassified from accumulated other comprehensive loss	—	49	18	67
Effect of exchange rates	—	2	—	2
Other comprehensive income (loss)	(47)	296	(3)	246
Balance as of December 31, 2021	(562)	(441)	(5)	(1,008)
Other comprehensive income (loss) before reclassifications	(606)	187	(114)	(533)
Amounts reclassified from accumulated other comprehensive loss	—	71	111	182
Other comprehensive income (loss)	(606)	258	(3)	(351)
Balance as of December 31, 2022	$(1,168)	$(183)	$(8)	$(1,359)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gains (losses) reclassified out of accumulated other comprehensive loss and into net income (loss) were as follows (in millions):

Details about Accumulated Other Comprehensive Loss Components				Affected Line Item in the Statement of Income
	Year Ended December 31,
	2022	2021	2020
Amortization of items related to defined benefit pension plans:
Net actuarial loss	$(52)	$(80)	$(74)	(a) Other income, net
Prior service credit	22	25	26	(a) Other income, net
Settlement loss	(61)	(8)	(5)	(a) Other income, net
	(91)	(63)	(53)	Total before tax
	20	14	12	Tax benefit
	$(71)	$(49)	$(41)	Net of tax

Gains (losses) on cash flow hedges:
Commodity contracts	$(286)	$(46)	$34	Revenues
	(286)	(46)	34	Total before tax
	32	5	(4)	Tax (expense) benefit
	$(254)	$(41)	$30	Net of tax

Total reclassifications for the year	$(325)	$(90)	$(11)	Net of tax
________________________
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost, as discussed in Note 12.

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

The following discussion summarizes our involvement with the consolidated VIEs:

•DGD is a joint venture with a subsidiary of Darling that owns and operates two plants that process waste and renewable feedstocks (predominately animal fats, used cooking oils, and inedible distillers corn oils) into renewable diesel and renewable naphtha. One plant is located next to our St. Charles Refinery (the DGD St. Charles Plant) and the other plant is the DGD

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Port Arthur Plant. Our significant agreements with DGD include an operations agreement that outlines our responsibilities as operator of both plants.
As operator, we operate the plants and perform certain day-to-day operating and management functions for DGD as an independent contractor. The operations agreement provides us (as operator) with certain power to direct the activities that most significantly impact DGD’s economic performance. Because this agreement conveys such power to us and is separate from our ownership rights, we determined that DGD was a VIE. For this reason and because we hold a 50 percent ownership interest that provides us with significant economic rights and obligations, we determined that we are the primary beneficiary of DGD. DGD has risk associated with its operations because it generates revenues from external customers.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
December 31, 2022
Assets
Cash and cash equivalents	$133	$—	$16	$149
Other current assets	1,106	7	32	1,145
Property, plant, and equipment, net	3,785	681	79	4,545
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$626	$737	$21	$1,384
Debt and finance lease obligations, less current portion	693	—	—	693

December 31, 2021
Assets
Cash and cash equivalents	$21	$—	$15	$36
Other current assets	558	10	13	581
Property, plant, and equipment, net	2,629	676	91	3,396
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$398	$729	$9	$1,136
Debt and finance lease obligations, less current portion	264	—	20	284

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

On April 19, 2021, we sold a 24.99 percent membership interest in MVP Terminalling, LLC (MVP), a nonconsolidated joint venture, for $270 million that resulted in a gain of $62 million, which is included in “other income, net” for the year ended December 31, 2021. MVP owns and operates a marine terminal (the MVP Terminal) located on the Houston Ship Channel in Pasadena, Texas. We retained a 25.01 percent membership interest in MVP.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended below were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2022	2021	2022	2021
Changes in benefit obligation
Benefit obligation as of beginning of year	$3,463	$3,625	$347	$358
Service cost	152	161	6	7
Interest cost	85	73	8	7
Participant contributions	—	—	13	13
Benefits paid	(366)	(284)	(29)	(29)
Actuarial gain	(882)	(111)	(86)	(9)
Foreign currency exchange rate changes	(39)	(1)	(1)	—
Benefit obligation as of end of year	$2,413	$3,463	$258	$347

Changes in plan assets (a)
Fair value of plan assets as of beginning of year	$3,303	$3,067	$—	$—
Actual return on plan assets	(532)	389	—	—
Company contributions	120	135	16	16
Participant contributions	—	—	13	13
Benefits paid	(366)	(284)	(29)	(29)
Foreign currency exchange rate changes	(40)	(4)	—	—
Fair value of plan assets as of end of year	$2,485	$3,303	$—	$—

Reconciliation of funded status (a)
Fair value of plan assets as of end of year	$2,485	$3,303	$—	$—
Less: Benefit obligation as of end of year	2,413	3,463	258	347
Funded status as of end of year	$72	$(160)	$(258)	$(347)

Accumulated benefit obligation	$2,271	$3,238	n/a	n/a
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial gain for the year ended December 31, 2022 primarily resulted from an increase in the discount rates used to determine our benefit obligations for our pension plans from 2.93 percent in 2021 to 5.19 percent in 2022 due primarily to rising interest rates during 2022 as a result of actions by the Federal Reserve System and other central banks to address inflation. The actuarial gain for the year ended December 31, 2021 primarily resulted from an increase in the discount rates used to determine our benefit obligations for our pension plans from 2.62 percent in 2020 to 2.93 percent in 2021.

Benefits paid for the year ended December 31, 2022 were higher than those paid in 2021 due to a greater number of participants retiring in 2022 who elected lump-sum distributions. We believe that the increase in lump-sum elections was driven by the negative impact higher interest rates will have on lump-sum payments made after December 31, 2022.

The fair value of our plan assets as of December 31, 2022 was unfavorably impacted by the negative return on plan assets resulting primarily from a significant decline in equity market prices throughout the year. The fair value of our plan assets as of December 31, 2021 was favorably impacted by the return on plan assets resulting primarily from an improvement in equity market prices throughout the year.

Amounts recognized in our balance sheet for our pension and other postretirement benefits plans include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2022	2021	2022	2021
Deferred charges and other assets, net	$297	$135	$—	$—
Accrued expenses	(14)	(19)	(21)	(22)
Other long-term liabilities	(211)	(276)	(237)	(325)
	$72	$(160)	$(258)	$(347)

The following table presents information for our pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2022	2021
Projected benefit obligation	$249	$335
Fair value of plan assets	24	40

The following table presents information for our pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2022	2021
Accumulated benefit obligation	$209	$265
Fair value of plan assets	24	31

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Benefit payments that we expect to pay, including amounts related to expected future services that we expect to receive, are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2023	$159	$21
2024	203	21
2025	181	20
2026	192	19
2027	198	19
2028-2032	969	88

We plan to contribute $108 million to our pension plans and $21 million to our other postretirement benefit plans during 2023.

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Service cost	$152	$161	$140	$6	$7	$6
Interest cost	85	73	85	8	7	9
Expected return on plan assets	(192)	(192)	(179)	—	—	—
Amortization of:
Net actuarial (gain) loss	52	81	74	—	(1)	—
Prior service credit	(18)	(18)	(19)	(4)	(7)	(7)
Settlement loss	61	8	5	—	—	—
Net periodic benefit cost	$140	$113	$106	$10	$6	$8

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

Amortization of the net actuarial (gain) loss shown in the preceding table was based on the straight-line amortization of the excess of the unrecognized (gain) loss over 10 percent of the greater of the projected benefit obligation or market-related value of plan assets (smoothed asset value) over the average remaining service period of active employees expected to receive benefits under each respective plan. Amortization of prior service credit shown in the preceding table was based on a straight-line amortization of the credit over the average remaining service period of employees expected to receive benefits under each respective plan.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$158	$308	$(105)	$86	$9	$(23)
Prior service cost	—	(4)	(5)	—	—	—
Net (gain) loss reclassified into income:
Net actuarial (gain) loss	53	81	74	(1)	(1)	—
Prior service credit	(18)	(18)	(19)	(4)	(7)	(7)
Settlement loss	61	8	5	—	—	—
Effect of exchange rates	—	2	—	—	—	—
Total changes in other comprehensive income (loss)	$254	$377	$(50)	$81	$1	$(30)

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2022	2021	2022	2021
Net actuarial (gain) loss	$342	$615	$(89)	$(4)
Prior service credit	(25)	(44)	(2)	(6)
Total	$317	$571	$(91)	$(10)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2022	2021	2022	2021
Discount rate	5.19%	2.93%	5.20%	2.96%
Rate of compensation increase	3.76%	3.70%	n/a	n/a
Interest crediting rate for cash balance plans	3.76%	3.03%	n/a	n/a

The discount rate assumption used to determine the benefit obligations as of December 31, 2022 and 2021 for the majority of our pension plans and other postretirement benefit plans was based on the Aon AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon, our actuarial consultant, to provide a means for plan sponsors to

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value the liabilities of their pension plans or postretirement benefit plans. To develop this curve, a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from six months to 99 years is constructed. Each bond issue underlying the double-A yield curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investors Service, Standard & Poor’s Ratings Services, and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances of this double-A yield curve are then included in the Aon AA Only Above Median yield curve.

We based our discount rate assumption on the Aon AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.94%	2.62%	3.14%	2.96%	2.64%	3.32%
Expected long-term rate of return on plan assets	6.71%	7.09%	7.20%	n/a	n/a	n/a
Rate of compensation increase	3.70%	3.66%	3.75%	n/a	n/a	n/a
Interest crediting rate for cash balance plans	3.03%	3.03%	3.03%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2022	2021
Health care cost trend rate assumed for the next year	6.78%	6.61%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.97%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2026

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair values of the assets of our pension plans (in millions) as of December 31, 2022 and 2021 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value in a market that is not active or inputs other than quoted prices that are observable. No assets were categorized in Level 3 of the hierarchy as of December 31, 2022 and 2021. As previously noted, we do not fund or fully fund U.S. nonqualified and certain foreign pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	2022			2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities (a)	$528	$—	$528	$681	$—	$681
Mutual funds	191	—	191	246	—	246
Corporate debt instruments (a)	—	253	253	—	355	355
Government securities	69	127	196	94	141	235
Common collective trusts (b)	—	940	940	—	1,202	1,202
Pooled separate accounts (c)	—	279	279	—	370	370
Private funds	—	43	43	—	112	112
Insurance contract	—	14	14	—	15	15
Interest and dividends receivable	5	—	5	5	—	5
Cash and cash equivalents	38	3	41	82	—	82
Securities transactions payable, net	(5)	—	(5)	—	—	—
Total pension plan assets	$826	$1,659	$2,485	$1,108	$2,195	$3,303
________________________
(a)This class of securities includes domestic and international securities, which are held in a wide range of industry sectors.
(b)This class primarily includes investments in approximately 80 percent equities and 20 percent bonds as of December 31, 2022 and 2021.
(c)This class primarily includes investments in approximately 55 percent equities and 45 percent bonds as of December 31, 2022 and 2021.

The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. Equity securities include international securities and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2022, the target allocations for plan assets under our primary pension plan are 70 percent equity securities and 30 percent fixed income investments.

The expected long-term rate of return on plan assets is based on a forward-looking expected asset return model. This model derives an expected rate of return based on the target asset allocation of a plan’s

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
assets. The underlying assumptions regarding expected rates of return for each asset class reflect Aon’s best expectations for these asset classes. The model reflects the positive effect of periodic rebalancing among diversified asset classes. We select an expected asset return that is supported by this model.

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $83 million, $82 million, and $80 million for the years ended December 31, 2022, 2021, and 2020, respectively.

13.    STOCK-BASED COMPENSATION

Overview
Under our 2020 Omnibus Stock Incentive Plan (the 2020 OSIP), various stock and stock-based awards may be granted to employees, non-employee directors, and third-party service providers. The 2020 OSIP permits grants of (i) restricted stock and restricted stock units; (ii) stock options (including incentive and non-qualified stock options); (iii) stock appreciation rights; (iv) performance awards of cash, stock, or other securities; and (v) other stock-based awards (e.g., stock unit awards). Awards under the 2020 OSIP are granted at the discretion of our Human Resources and Compensation Committee, a committee of our Board, and may be subject to vesting or performance periods, performance goals, or other restrictions. The 2020 OSIP was approved by our stockholders on April 30, 2020, and as of such date, any shares of common stock that were available to be awarded under the 2011 Omnibus Stock Incentive Plan (the 2011 OSIP) became available for issuance under the 2020 OSIP and any shares of common stock subject to awards under the 2011 OSIP outstanding as of April 30, 2020, that are subsequently forfeited, terminated, canceled or rescinded, settled in cash in lieu of common stock, exchanged for awards not involving common stock, or expire unexercised also become available for issuance under the 2020 OSIP. No future awards will be made under the 2011 OSIP. As of December 31, 2022, 12,747,181 shares of our common stock remained available to be awarded under the 2020 OSIP.

The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2022	2021	2020
Stock-based compensation expense:
Restricted stock	$67	$65	$63
Performance awards	32	21	15
Stock options and other awards	4	2	2
Total stock-based compensation expense	$103	$88	$80
Tax benefit recognized on stock-based compensation expense	$15	$13	$13
Tax benefit realized for tax deductions resulting from exercises and vestings	2	1	1

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

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2022	1,458,191	$70.93
Granted	575,074	112.88
Vested	(835,828)	76.54
Forfeited	(15,260)	72.52
Nonvested shares as of December 31, 2022	1,182,177	87.36

As of December 31, 2022, there was $54 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

The following table reflects activity related to our restricted stock:

	Year Ended December 31,
	2022	2021	2020
Weighted-average grant-date fair value per share of restricted stock granted	$112.88	$77.71	$55.62
Fair value of restricted stock vested (in millions)	99	59	35

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    INCOME TAXES

Income Statement Components
Income (loss) before income tax expense (benefit) was as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S. operations	$11,716	$1,023	$(2,072)
Foreign operations	3,591	520	62
Income (loss) before income tax expense (benefit)	$15,307	$1,543	$(2,010)

Statutory income tax rates applicable to the countries in which we operate during each of the years ended December 31, 2022, 2021, and 2020 were as follows:

U.S.	21%
Canada	15%
U.K.	19%
Ireland	13%
Peru	30%
Mexico	30%

The following is a reconciliation of income tax expense (benefit) computed by applying statutory income tax rates to actual income tax expense (benefit) (in millions):

	U.S.		Foreign		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Year ended December 31, 2022
Income tax expense at statutory rates	$2,460	21.0%	$611	17.0%	$3,071	20.1%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	182	1.6%	255	7.1%	437	2.8%
Permanent differences	(61)	(0.5)%	(16)	(0.5)%	(77)	(0.5)%
GILTI tax	413	3.5%	—	—	413	2.7%
Foreign tax credits	(396)	(3.4)%	—	—	(396)	(2.6)%
Repatriation withholding tax	51	0.4%	—	—	51	0.3%
Tax effects of income associated with noncontrolling interests	(78)	(0.7)%	25	0.7%	(53)	(0.3)%
Other, net	(27)	(0.2)%	9	0.3%	(18)	(0.1)%
Income tax expense	$2,544	21.7%	$884	24.6%	$3,428	22.4%
________________________
See notes on page 118.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S.		Foreign		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Year ended December 31, 2021
Income tax expense at statutory rates	$215	21.0%	$73	14.0%	$288	18.7%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	16	1.6%	53	10.2%	69	4.5%
Permanent differences	(34)	(3.3)%	(14)	(2.7)%	(48)	(3.1)%
Changes in tax law (a)	(10)	(1.0)%	74	14.2%	64	4.1%
CARES Act (b)	(56)	(5.5)%	—	—	(56)	(3.6)%
GILTI tax	125	12.2%	—	—	125	8.1%
Foreign tax credits	(103)	(10.1)%	—	—	(103)	(6.7)%
Settlements	(22)	(2.1)%	—	—	(22)	(1.4)%
Tax effects of income associated with noncontrolling interests	(74)	(7.2)%	30	5.8%	(44)	(2.9)%
Other, net	(7)	(0.7)%	(11)	(2.1)%	(18)	(1.2)%
Income tax expense	$50	4.9%	$205	39.4%	$255	16.5%

Year ended December 31, 2020
Income tax benefit at statutory rates	$(435)	21.0%	$(10)	(16.1)%	$(445)	22.1%
U.S. state and Canadian provincial tax expense (benefit), net of federal income tax effect	(33)	1.6%	27	43.5%	(6)	0.3%
Permanent differences	(23)	1.1%	15	24.2%	(8)	0.4%
CARES Act (b)	(360)	17.4%	—	—	(360)	17.9%
Lapse of federal statute of limitations	(39)	1.8%	—	—	(39)	1.9%
Change in tax law	—	—%	21	33.9%	21	(1.0)%
Tax effects of income associated with noncontrolling interests	(66)	3.2%	(8)	(12.9)%	(74)	3.7%
Other, net	7	(0.3)%	1	1.6%	8	(0.4)%
Income tax expense (benefit)	$(949)	45.8%	$46	74.2%	$(903)	44.9%
________________________
(a)During the three months ended June 30, 2021, certain statutory income tax rate changes (primarily an increase in the U.K. rate from 19 percent to 25 percent effective in 2023) were enacted that resulted in the remeasurement of our deferred tax liabilities and related deferred income tax expense.
(b)See “CARES Act” on page 123 for a discussion of significant changes in tax law in the U.S. that were enacted in 2020.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of income tax expense (benefit) were as follows (in millions):

	U.S.	Foreign	Total
Year ended December 31, 2022
Current:
Country	$2,147	$766	$2,913
U.S. state / Canadian provincial	153	312	465
Total current	2,300	1,078	3,378
Deferred:
Country	164	(138)	26
U.S. state / Canadian provincial	80	(56)	24
Total deferred	244	(194)	50
Income tax expense	$2,544	$884	$3,428

Year ended December 31, 2021
Current:
Country	$68	$215	$283
U.S. state / Canadian provincial	1	97	98
Total current	69	312	381
Deferred:
Country	5	(63)	(58)
U.S. state / Canadian provincial	(24)	(44)	(68)
Total deferred	(19)	(107)	(126)
Income tax expense	$50	$205	$255

Year ended December 31, 2020
Current:
Country	$(1,033)	$(34)	$(1,067)
U.S. state / Canadian provincial	9	(3)	6
Total current	(1,024)	(37)	(1,061)
Deferred:
Country	126	53	179
U.S. state / Canadian provincial	(51)	30	(21)
Total deferred	75	83	158
Income tax expense (benefit)	$(949)	$46	$(903)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes Paid (Refunded)
Income taxes paid to (received from) U.S. and foreign taxing authorities were as follows (in millions):

	Year Ended December 31,
	2022	2021		2020
U.S.	$2,396	$(878)	(a)	$130
Foreign	892	36		73
Income taxes paid (refunded), net	$3,288	$(842)		$203
________________________
(a)This amount includes a refund of $962 million that we received related to our U.S. federal income tax return for 2020.

Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2022	2021
Deferred income tax assets:
Tax credit carryforwards	$660	$679
NOLs	642	697
Inventories	326	217
Compensation and employee benefit liabilities	44	123
Environmental liabilities	57	53
Other	186	149
Total deferred income tax assets	1,915	1,918
Valuation allowance	(1,234)	(1,262)
Net deferred income tax assets	681	656
Deferred income tax liabilities:
Property, plant, and equipment	4,708	4,866
Deferred turnaround costs	369	308
Inventories	234	191
Investments	431	268
Other	156	233
Total deferred income tax liabilities	5,898	5,866
Net deferred income tax liabilities	$5,217	$5,210

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We had the following income tax credit and loss carryforwards as of December 31, 2022 (in millions):

	Amount	Expiration
U.S. state income tax credits (gross amount)	$73	2023 through 2033
U.S. state income tax credits (gross amount)	5	Unlimited
U.S. foreign tax credits	598	2027
U.S. state income tax NOLs (gross amount)	12,002	2023 through 2040
U.S. state income tax NOLs (gross amount)	390	Unlimited
Foreign NOLs (gross amount)	9	Unlimited

We have recorded a valuation allowance as of December 31, 2022 and 2021 due to uncertainties related to our ability to utilize some of our deferred income tax assets associated with our U.S. foreign tax credits, certain U.S. state income tax credits, certain foreign deferred tax assets, and certain NOLs before they expire. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The valuation allowance decreased by $28 million in 2022 primarily due to increases in the realizability of assets and NOLs in a foreign jurisdiction.

Unrecognized Tax Benefits
Change in Unrecognized Tax Benefits
The following is a reconciliation of the change in unrecognized tax benefits, excluding related interest and penalties, (in millions):

	Year Ended December 31,
	2022	2021	2020
Balance as of beginning of year	$816	$847	$897
Additions for tax positions related to the current year	27	3	5
Additions for tax positions related to prior years	19	13	9
Reductions for tax positions related to prior years	(573)	(25)	(20)
Reductions for tax positions related to the lapse of applicable statute of limitations	(5)	—	(44)
Settlements	—	(22)	—
Balance as of end of year	$284	$816	$847

Liability for Unrecognized Tax Benefits
The following is a reconciliation of unrecognized tax benefits to our liability for unrecognized tax benefits presented in our balance sheets (in millions).

	December 31,
	2022	2021
Unrecognized tax benefits	$284	$816
Tax refund claims not yet filed but that we intend to file	—	(28)
Interest and penalties	105	86
Liability for unrecognized tax benefits presented in our balance sheets	$389	$874

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our liability for unrecognized tax benefits is reflected in the following balance sheet line items (in millions):

	December 31,
	2022	2021
Deferred charges and other assets, net	$(26)	$—
Income taxes payable	169	1
Other long-term liabilities	239	863
Deferred tax liabilities	7	10
Liability for unrecognized tax benefits presented in our balance sheets	$389	$874

As of December 31, 2021, our liability for unrecognized tax benefits included $525 million of refund claims associated with taxes paid on incentive payments received from the U.S. federal government for blending biofuels into petroleum-based transportation fuels. We recorded a tax refund receivable of $525 million in connection with our refund claims, but we also recorded a liability for unrecognized tax benefits of $525 million due to the complexity of this matter and uncertainties with respect to sustaining these refund claims. In December 2022, we withdrew our lawsuit regarding this matter. Our financial position, results of operations, and liquidity were not impacted by this withdrawal.

As of December 31, 2022 and 2021, there was $190 million and $708 million, respectively, of unrecognized tax benefits that if recognized would reduce our annual effective tax rate.

During the next 12 months, it is reasonably possible that our tax audit resolutions could reduce our liability for unrecognized tax benefits, excluding interest, by approximately $112 million either because our tax positions are sustained upon audit or because we agree to their disallowance. We do not expect these reductions to have a material impact on our financial statements because such reductions would not materially affect our annual effective tax rate.

Tax Returns Under Audit
U.S. Federal
As of December 31, 2022, our U.S. federal income tax returns for 2012 through 2015, 2017, and 2018 were under audit by the Internal Revenue Service (IRS). The IRS has proposed adjustments for certain open years and we are currently contesting the proposed adjustments with the Office of Appeals of the IRS. We continue to work with the IRS to resolve these matters and we believe that they will be resolved for amounts consistent with our recorded amounts of unrecognized tax benefits associated with these matters.

U.S. State
In 2021, we settled the audits related to our California tax returns for 2004 through 2006. We did not have a significant change to our liability for unrecognized tax benefits upon settlement of the audits. As of December 31, 2022, our California tax returns for 2007 and 2011 through 2019 were under audit by the state of California. We do not expect the ultimate disposition of these audits will result in a material change to our financial condition, results of operations, and liquidity. We believe these audits will be resolved for amounts consistent with our recorded amounts for unrecognized tax benefits associated with these audits.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign
As of December 31, 2022, certain of our Canadian subsidiaries’ federal tax returns for 2013 through 2018 were under audit by the Canada Revenue Agency and our Quebec provincial tax returns for 2013 through 2018 were under audit by Revenue Quebec. Also, we are protesting proposed adjustments related to our Peruvian subsidiary’s federal tax return for 2018, which is under audit by La Superintendencia Nacional de Aduanas y de Administración Tributaria. As of December 31, 2022, the 2020 tax return for one of our Mexican subsidiaries was under audit by Servicio de Administración Tributaria, and we are protesting proposed adjustments for this tax return. We do not expect the ultimate disposition of these audits or inquiries will result in a material change to our financial condition, results of operations, and liquidity.

CARES Act
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted, which resulted in significant changes to the U.S. Internal Revenue Code of 1986, as amended (the Code). The most significant changes affecting us were as follows:

•Modification of the limitations previously set by the Tax Cuts and Jobs Act of 2017 by providing that tax NOLs arising in a tax year beginning in 2018, 2019, or 2020 can be carried back five years. This provision allows the taxpayer to recover taxes previously paid at a 35 percent federal income tax rate during tax years prior to 2018. In addition, the CARES Act removed the taxable income limitation to allow a tax NOL to fully offset taxable income for tax years beginning before January 1, 2021.

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

Other Disclosures
Undistributed Earnings of Foreign Subsidiaries
As of December 31, 2022, the cumulative undistributed earnings of our foreign subsidiaries that is considered permanently reinvested in the relevant foreign countries were $7.6 billion. This amount excludes $1 billion of earnings that are no longer considered permanently reinvested. We are able to distribute cash via a dividend from our foreign subsidiaries with a full dividend received deduction in the U.S. However, there is a cost to repatriate the undistributed earnings of certain of our foreign subsidiaries to us, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. We have accrued $51 million of withholding and other taxes on the $1 billion of earnings previously noted, but it is not practicable to estimate the amount of additional tax that would be payable on the undistributed earnings that are considered permanently reinvested.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our repatriation tax liability relates to our recognition of a one-time transition tax on the deemed repatriation of previously undistributed accumulated earnings and profits of our foreign subsidiaries and is included in other long-term liabilities (see Note 7). This transition tax will be remitted to the IRS over the eight-year period provided in the Code, with annual installments through 2025.

Interest and Penalties
Interest and penalties incurred during the years ended December 31, 2022, 2021, and 2020 were not material.

15.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$11,528	$930	$(1,421)
Less: Income allocated to participating securities	43	6	5
Net income (loss) available to common stockholders	$11,485	$924	$(1,426)

Weighted-average common shares outstanding	395	407	407

Earnings (loss) per common share	$29.05	$2.27	$(3.50)

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$11,528	$930	$(1,421)
Less: Income allocated to participating securities	43	6	5
Net income (loss) available to common stockholders	$11,485	$924	$(1,426)

Weighted-average common shares outstanding	395	407	407
Effect of dilutive securities	1	—	—
Weighted-average common shares outstanding – assuming dilution	396	407	407

Earnings (loss) per common share – assuming dilution	$29.04	$2.27	$(3.50)

Participating securities include restricted stock and performance awards granted under our 2020 OSIP or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    REVENUES AND SEGMENT INFORMATION

Revenue from Contracts with Customers
Disaggregation of Revenue
Revenue is presented in the table below under “Segment Information” disaggregated by product because this is the level of disaggregation that management has determined to be beneficial to users of our financial statements.

Contract Balances
Contract balances were as follows (in millions):

	December 31,
	2022	2021
Receivables from contracts with customers (see Note 2)	$7,189	$6,228
Contract liabilities, included in accrued expenses (see Note 7)	129	78

During the years ended December 31, 2022, 2021, and 2020, we recognized as revenue $76 million, $47 million, and $50 million, respectively, that was included in contract liabilities as of December 31, 2021, 2020, and 2019, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of December 31, 2022, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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
•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 11, and the associated activities to market renewable diesel and renewable

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
naphtha. The principal products manufactured by DGD and sold by this segment are renewable diesel and renewable naphtha. This segment sells some renewable diesel to the Refining segment, which is then sold to that segment’s customers.

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

The following tables reflect information about our operating income (loss) and total expenditures for long-lived assets by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Year ended December 31, 2022
Revenues:
Revenues from external customers	$168,154	$3,483	$4,746	$—	$176,383
Intersegment revenues	56	2,018	740	(2,814)	—
Total revenues	168,210	5,501	5,486	(2,814)	176,383
Cost of sales:
Cost of materials and other (a)	144,588	4,350	4,628	(2,796)	150,770
Operating expenses (excluding depreciation and amortization expense reflected below)	5,509	255	625	—	6,389
Depreciation and amortization expense	2,247	122	59	—	2,428
Total cost of sales	152,344	4,727	5,312	(2,796)	159,587
Asset impairment loss	—	—	61	—	61
Other operating expenses	63	—	3	—	66
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	934	934
Depreciation and amortization expense	—	—	—	45	45
Operating income by segment	$15,803	$774	$110	$(997)	$15,690
Total expenditures for long-lived assets (b)	$1,763	$879	$22	$73	$2,737
________________________
See notes on page 127.

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
______________________________________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $761 million, $371 million, and $288 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(b)Total expenditures for long-lived assets includes amounts related to capital expenditures; deferred turnaround and catalyst costs; and property, plant, and equipment for acquisitions.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Year Ended December 31,
	2022	2021	2020
Refining:
Gasolines and blendstocks	$70,496	$49,534	$26,278
Distillates	82,521	45,939	28,234
Other product revenues	15,137	11,474	6,328
Total Refining revenues	168,154	106,947	60,840
Renewable Diesel:
Renewable diesel	3,333	1,874	1,055
Renewable naphtha	150	—	—
Total Renewable Diesel revenues	3,483	1,874	1,055
Ethanol:
Ethanol	3,653	4,122	2,353
Distillers grains	1,093	1,034	664
Total Ethanol revenues	4,746	5,156	3,017
Revenues	$176,383	$113,977	$64,912

Revenues by geographic area are shown in the following table (in millions). The geographic area is based on location of customer and no customer accounted for 10 percent or more of our revenues.

	Year Ended December 31,
	2022	2021	2020
U.S.	$126,722	$82,940	$45,174
Canada	11,743	6,597	4,294
U.K. and Ireland	17,822	13,307	9,268
Other countries	20,096	11,133	6,176
Revenues	$176,383	$113,977	$64,912

Long-lived assets include property, plant, and equipment and certain long-lived assets included in “deferred charges and other assets, net.” Long-lived assets by geographic area consisted of the following (in millions):

	December 31,
	2022	2021
U.S.	$29,378	$28,518
Canada	1,634	1,855
U.K. and Ireland	1,301	1,528
Mexico and Peru	860	859
Total long-lived assets	$33,173	$32,760

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets by reportable segment were as follows (in millions):

	December 31,
	2022	2021
Refining	$48,484	$47,365
Renewable Diesel	5,217	3,437
Ethanol	1,551	1,812
Corporate and eliminations	5,730	5,274
Total assets	$60,982	$57,888

As of December 31, 2022 and 2021, our investments in nonconsolidated joint ventures accounted for under the equity method were $724 million and $734 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” as presented in Note 6.

17.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Decrease (increase) in current assets:
Receivables, net	$(1,619)	$(4,382)	$2,773
Inventories	(672)	(253)	1,007
Prepaid expenses and other	(180)	(22)	101
Increase (decrease) in current liabilities:
Accounts payable	521	6,301	(4,068)
Accrued expenses	(5)	253	48
Taxes other than income taxes payable	98	104	37
Income taxes payable	231	224	(243)
Changes in current assets and current liabilities	$(1,626)	$2,225	$(345)

Changes in current assets and current liabilities for the year ended December 31, 2022 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices in December 2022 compared to December 2021;

•The increase in inventories was primarily due to an increase in inventory volumes associated with the DGD Port Arthur Plant, which commenced operations in the fourth quarter; and

•The increase in accounts payable was primarily due to an increase in feedstock volumes purchased for the start-up of the DGD Port Arthur Plant in December 2022 compared to December 2021.

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

Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest paid in excess of amount capitalized, including interest on finance leases	$570	$598	$526
Income taxes paid (refunded), net (see Note 14)	3,288	(842)	203

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Year Ended December 31,
	2022		2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$395	$83	$397	$72	$444	$97
Investing cash flows	—	—	1	—	1	—
Financing cash flows	—	180	—	135	—	80
Changes in lease balances resulting from new and modified leases (a)	178	660	451	378	263	950
________________________
(a)Noncash activity for the year ended December 31, 2022 primarily included approximately $500 million for a finance lease ROU asset and related liability recognized in connection with the completion of the DGD Port Arthur Plant described in Note 4.
Noncash activity for the year ended December 31, 2020 primarily included approximately $800 million for a finance lease ROU asset and related liability recognized in connection with the terminaling agreement with MVP. Upon completion of construction of the MVP Terminal in the first quarter of 2020, we recognized a finance lease ROU asset and related liability of approximately $1.4 billion in connection with the terminaling agreement with MVP to utilize the MVP Terminal for an initial term of 12 years and renewal option periods. In the fourth quarter of 2020 in connection with our review of certain of our logistics investments, including MVP, we notified MVP that we would not renew the terminaling agreement after its initial noncancelable term. Consequently, we derecognized approximately $600 million of the finance lease liability and related ROU asset, which were noncash financing and investing activities, respectively.

There were no significant noncash investing and financing activities during the years ended December 31, 2022, 2021, and 2020, except as noted in the table above.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2022 and 2021.

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

	December 31, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$830	$—	$—	$830	$(705)	$(8)	$117	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	72	—	6	78	n/a	n/a	78	n/a
Investments in AFS debt securities	56	165	—	221	n/a	n/a	221	n/a
Total	$958	$169	$6	$1,133	$(705)	$(8)	$420

Liabilities
Commodity derivative contracts	$705	$—	$—	$705	$(705)	$—	$—	$(149)
Blending program obligations	—	55	—	55	n/a	n/a	55	n/a
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$707	$59	$—	$766	$(705)	$—	$61

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$522	$—	$—	$522	$(444)	$(15)	$63	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	83	—	6	89	n/a	n/a	89	n/a
Total	$606	$4	$6	$616	$(444)	$(15)	$157

Liabilities
Commodity derivative contracts	$472	$—	$—	$472	$(444)	$(28)	$—	$(41)
Blending program obligations	—	57	—	57	n/a	n/a	57	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$482	$62	$—	$544	$(444)	$(28)	$72

A description of our assets and liabilities recognized at fair value along with the valuation methods and inputs we used to develop their fair value measurements are as follows:

•Commodity derivative contracts consist primarily of exchange-traded futures, which are used to reduce the impact of price volatility on our results of operations and cash flows as discussed in Note 19. These contracts are measured at fair value using a market approach based on quoted prices from the commodity exchange and are categorized in Level 1 of the fair value hierarchy.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. As of December 31, 2022, the securities reflected as cash and cash equivalents and prepaid expenses and other were $125 million and $96 million, respectively, depending on their original maturities when acquired. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges, and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Unrealized gains and losses and realized gains and losses were de minimis. There were no AFS debt securities held as of December 31, 2021.

•Blending program obligations represent our liability for the purchase of compliance credits needed to satisfy our blending obligations under the Renewable and Low-Carbon Fuel Programs. The blending program obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

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

Nonrecurring Fair Value Measurements
As discussed in Note 5, we concluded that our Lakota ethanol plant was impaired as of December 31, 2022, which resulted in an asset impairment loss of $61 million. The fair value of the Lakota ethanol plant was determined using a combination of the income and market approaches and was classified in Level 3. We employed a probability-weighted approach to possible future cash flow scenarios, including the use of peer company metrics and comparison to a recent sales transaction.

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021, except as noted above.

Other Financial Instruments
Financial instruments that we recognize in our balance sheets at their carrying amounts are shown in the following table along with their associated fair values (in millions):

		December 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$4,862	$4,862	$4,122	$4,122
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	9,241	8,902	11,950	13,668

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.    PRICE RISK MANAGEMENT ACTIVITIES

General
We are exposed to market risks primarily related to the volatility in the price of commodities, foreign currency exchange rates, and the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. We enter into derivative instruments to manage some of these risks, including derivative instruments related to the various commodities we purchase or produce, and foreign currency exchange and purchase contracts, as described below under “Risk Management Activities by Type of Risk.” These derivative instruments are recorded as either assets or liabilities measured at their fair values (see Note 18), as summarized below under “Fair Values of Derivative Instruments.” The effect of these derivative instruments on our income and other comprehensive income (loss) is summarized below under “Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss).”

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2022, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

Notional Contract Volumes by Year of Maturity
2023
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	2,929
Futures – short	7,589

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	73,415
Futures – short	68,973
Corn:
Futures – long	46,820
Futures – short	92,830
Physical contracts – long	42,223

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of December 31, 2022, we had foreign currency contracts to purchase $610 million of U.S. dollars. These commitments matured on or before January 25, 2023.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily RINs). For the years ended December 31, 2022, 2021, and 2020, the cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $1.5 billion, $2.1 billion, and $767 million, respectively, which are reflected in cost of materials and other.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of December 31, 2022 and 2021 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 18 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	December 31, 2022		December 31, 2021
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$61	$44	$3	$26

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$769	$661	$519	$446
Physical purchase contracts	Inventories	4	4	4	5
Foreign currency contracts	Receivables, net	—	—	1	—
Foreign currency contracts	Accrued expenses	—	2	—	10
Total		$773	$667	$524	$461

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2022	2021	2020
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$(292)	$(44)	$38
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(286)	(46)	34

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the years ended December 31, 2022, 2021, and 2020. For the years ended December 31, 2022, 2021, and 2020, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax loss that is expected to be reclassified into revenues over the next 12 months as a result of the hedged transactions that are forecasted to occur as of December 31, 2022 was not material. For the years ended December 31, 2022, 2021, and 2020, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2022, 2021, and 2020 are described in Note 10.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2022	2021	2020
Commodity contracts	Revenues	$(17)	$28	$—
Commodity contracts	Cost of materials and other	(988)	(86)	99
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	(1)	54	2
Foreign currency contracts	Cost of materials and other	73	9	27
Foreign currency contracts	Other income, net	(119)	44	(13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

In 2022, our performance exceeded our 2025 GHG reduction/displacement target, which is three years ahead of schedule. Accordingly, on February 23, 2023, our Human Resources and Compensation Committee, a committee of our Board, approved a modification to our energy transition performance modifier for performance shares that continues on to our 2035 GHG reduction/displacement target.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEMS 10-14.

The information required by ITEMS 10 through 14 of Form 10-K is incorporated by reference into these items to the definitive proxy statement for our 2023 annual meeting of stockholders. We expect to file the proxy statement with the SEC on or before March 31, 2023. No other information other than what is required to satisfy ITEMS 10 through 14 of Form 10-K is incorporated by reference into these items from such proxy statement. See the cross-reference sheet on page “i.”

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
Amendment No. 1 to the Valero Energy Corporation 2020 Omnibus Stock Incentive Plan effective October 1, 2021–incorporated by reference to Exhibit 10.04 to Valero’s annual report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-13175).

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
Fifth Amended and Restated Revolving Credit Agreement, dated as of November 22, 2022, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 99.1 to Valero’s current report on Form 8-K dated November 22, 2022, and filed November 22, 2022 (SEC File No. 001-13175).

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

+10.26	—	Form of Restricted Stock Agreement (current)–incorporated by reference to Exhibit 10.26 to Valero’s annual report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-13175).

14.01	—	Code of Ethics for Senior Financial Officers–incorporated by reference to Exhibit 14.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-13175).

14.02	—
Valero Energy Corporation Code of Business Conduct and Ethics–incorporated by reference to Exhibit 14.1 to Valero’s current report on Form 8-K dated January 26, 2021, and filed January 29, 2021 (SEC File No. 001-13175).

*21.01	—	Valero Energy Corporation subsidiaries.

22.01	—	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

*23.01	—	Consent of KPMG LLP dated February 23, 2023.

*24.01	—	Power of Attorney dated February 23, 2023 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

99.01	—	Audit Committee Pre-Approval Policy–incorporated by reference to Exhibit 99.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

***101.INS	—	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
(Joseph W. Gorder)
Chairman of the Board and Chief Executive Officer
Date: February 23, 2023

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

Signature	Title	Date

/s/ Joseph W. Gorder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
(Joseph W. Gorder)

/s/ Jason W. Fraser	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
(Jason W. Fraser)

/s/ Fred M. Diaz	Director	February 23, 2023
(Fred M. Diaz)

/s/ H. Paulett Eberhart	Director	February 23, 2023
(H. Paulett Eberhart)

/s/ Marie A. Ffolkes	Director	February 23, 2023
(Marie A. Ffolkes)

/s/ Kimberly S. Greene	Director	February 23, 2023
(Kimberly S. Greene)

/s/ Deborah P. Majoras	Director	February 23, 2023
(Deborah P. Majoras)

/s/ Eric D. Mullins	Director	February 23, 2023
(Eric D. Mullins)

/s/ Donald L. Nickles	Director	February 23, 2023
(Donald L. Nickles)

/s/ Philip J. Pfeiffer	Director	February 23, 2023
(Philip J. Pfeiffer)

/s/ Robert A. Profusek	Director	February 23, 2023
(Robert A. Profusek)

/s/ Randall J. Weisenburger	Director	February 23, 2023
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 23, 2023
(Rayford Wilkins, Jr.)