Form 10-Q
period 2023-03-31
VALERO ENERGY CORP/TX
filed 2023-04-27
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 21, 2023 was 361,516,949.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,521	$4,862
Receivables, net	9,688	11,919
Inventories	7,455	6,752
Prepaid expenses and other	671	600
Total current assets	23,335	24,133
Property, plant, and equipment, at cost	50,828	50,576
Accumulated depreciation	(20,048)	(19,598)
Property, plant, and equipment, net	30,780	30,978
Deferred charges and other assets, net	6,062	5,871
Total assets	$60,177	$60,982
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,258	$1,109
Accounts payable	10,498	12,728
Accrued expenses	1,168	1,215
Taxes other than income taxes payable	1,574	1,568
Income taxes payable	867	841
Total current liabilities	15,365	17,461
Debt and finance lease obligations, less current portion	10,173	10,526
Deferred income tax liabilities	5,280	5,217
Other long-term liabilities	2,292	2,310
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,877	6,863
Treasury stock, at cost; 311,978,678 and 301,372,958 common shares	(21,637)	(20,197)
Retained earnings	40,935	38,247
Accumulated other comprehensive loss	(1,205)	(1,359)
Total Valero Energy Corporation stockholders’ equity	24,977	23,561
Noncontrolling interests	2,090	1,907
Total equity	27,067	25,468
Total liabilities and equity	$60,177	$60,982
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues (a)	$36,439	$38,542
Cost of sales:
Cost of materials and other	30,005	34,949
Operating expenses (excluding depreciation and amortization expense reflected below)	1,477	1,379
Depreciation and amortization expense	650	595
Total cost of sales	32,132	36,923
Other operating expenses	10	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	244	205
Depreciation and amortization expense	10	11
Operating income	4,043	1,384
Other income (expense), net	129	(20)
Interest and debt expense, net of capitalized interest	(146)	(145)
Income before income tax expense	4,026	1,219
Income tax expense	880	252
Net income	3,146	967
Less: Net income attributable to noncontrolling interests	79	62
Net income attributable to Valero Energy Corporation stockholders	$3,067	$905

Earnings per common share	$8.30	$2.21
Weighted-average common shares outstanding (in millions)	369	408

Earnings per common share – assuming dilution	$8.29	$2.21
Weighted-average common shares outstanding – assuming dilution (in millions)	369	408
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,422	$1,423

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$3,146	$967
Other comprehensive income (loss):
Foreign currency translation adjustment	134	13
Net gain (loss) on pension and other postretirement benefits	(7)	8
Net gain (loss) on cash flow hedges	57	(45)
Other comprehensive income (loss) before income tax expense	184	(24)
Income tax expense related to items of other comprehensive income (loss)	1	—
Other comprehensive income (loss)	183	(24)
Comprehensive income	3,329	943
Less: Comprehensive income attributable to noncontrolling interests	108	39
Comprehensive income attributable to Valero Energy Corporation stockholders	$3,221	$904

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468
Net income	—	—	—	3,067	—	3,067	79	3,146
Dividends on common stock ($1.02 per share)	—	—	—	(379)	—	(379)	—	(379)
Stock-based compensation expense	—	39	—	—	—	39	—	39
Transactions in connection with stock-based compensation plans	—	(25)	25	—	—	—	—	—
Purchases of common stock for treasury	—	—	(1,465)	—	—	(1,465)	—	(1,465)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Other comprehensive income	—	—	—	—	154	154	29	183
Balance as of March 31, 2023	$7	$6,877	$(21,637)	$40,935	$(1,205)	$24,977	$2,090	$27,067

Balance as of December 31, 2021	$7	$6,827	$(15,677)	$28,281	$(1,008)	$18,430	$1,387	$19,817
Net income	—	—	—	905	—	905	62	967
Dividends on common stock ($0.98 per share)	—	—	—	(401)	—	(401)	—	(401)
Stock-based compensation expense	—	32	—	—	—	32	—	32
Transactions in connection with stock-based compensation plans	—	(27)	27	—	—	—	—	—
Purchases of common stock for treasury	—	—	(144)	—	—	(144)	—	(144)
Contributions from noncontrolling interests	—	—	—	—	—	—	165	165
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(1)	(1)	(23)	(24)
Balance as of March 31, 2022	$7	$6,832	$(15,794)	$28,785	$(1,009)	$18,821	$1,589	$20,410

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,146	$967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	660	606
Loss (gain) on early retirement of debt, net	(11)	50
Deferred income tax expense (benefit)	54	(234)
Changes in current assets and current liabilities	(534)	(722)
Changes in deferred charges and credits and other operating activities, net	(145)	(79)
Net cash provided by operating activities	3,170	588
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(175)	(152)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(90)	(219)
Other VIEs	—	(13)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(235)	(453)
Deferred turnaround and catalyst cost expenditures of DGD	(24)	(6)
Purchases of available-for-sale (AFS) debt securities	(100)	—
Proceeds from sales and maturities of AFS debt securities	71	—
Other investing activities, net	4	2
Net cash used in investing activities	(549)	(841)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	750	939
Proceeds from borrowings of VIEs:
DGD	150	99
Other VIEs	14	28
Repayments of debt and finance lease obligations (excluding VIEs)	(973)	(1,738)
Repayments of debt and finance lease obligations of VIEs:
DGD	(156)	(102)
Other VIEs	(22)	(16)
Premiums paid on early retirement of debt	(5)	(48)
Purchases of common stock for treasury	(1,451)	(144)
Common stock dividend payments	(379)	(401)
Contributions from noncontrolling interests	75	165
Other financing activities, net	(1)	(10)
Net cash used in financing activities	(1,998)	(1,228)
Effect of foreign exchange rate changes on cash	36	(3)
Net increase (decrease) in cash and cash equivalents	659	(1,484)
Cash and cash equivalents at beginning of period	4,862	4,122
Cash and cash equivalents at end of period	$5,521	$2,638
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

These interim unaudited financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these interim unaudited financial statements reflect all adjustments considered necessary for a fair statement of our results for the interim period presented. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These interim unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.

The balance sheet as of December 31, 2022 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022.

Significant Accounting Policy
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these interim unaudited financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

2.    UNCERTAINTY

In September 2022, California adopted Senate Bill No. 1322 (SB 1322), which requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information. The provisions of SB 1322 were effective January 2023, and we began the required monthly reporting for our two California refineries at that time.

In March 2023, California adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which, among other things, (i) authorizes the establishment of a maximum gross gasoline refining margin (max margin) and the imposition of a financial penalty for profits above a max margin, (ii) significantly expands the reporting obligations under SB 1322 and the

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Petroleum Industry Information Reporting Act of 1980, which include reporting requirements to the California Energy Commission (CEC) for all participants in the petroleum industry supply chain in California (e.g., refiners, marketers, importers, transporters, terminals, producers, renewables producers, pipelines, and ports), (iii) creates the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorizes the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. The provisions of SBx 1-2 are expected to become effective June 26, 2023. The CEC has not yet undertaken rulemaking with respect to SBx 1-2, including the establishment of any max margin, the imposition of a financial penalty, restrictions on turnaround and maintenance activities, or determining the format and manner in which the increased data is to be reported, and it is uncertain when or whether any such rulemaking will occur. The increased reporting is substantial, requiring daily, weekly, monthly, and annual reporting of detailed operational and financial data on all aspects of our operations in California, much of it at the transaction level. In addition, the required operational data will include our plans for turnaround and maintenance activities at our two California refineries and how we expect to address the potential impacts on feedstock and product inventories in California as a result of such turnaround and maintenance activities.

We are reviewing and analyzing the provisions of SBx 1-2 and the possible impacts to our refining and marketing operations in California. While the CEC has not yet established a max margin, imposed a financial penalty for profits above a max margin, or imposed restrictions on turnaround and maintenance activities, the potential implementation of a financial penalty or any restrictions or delays on our ability to undertake turnaround or maintenance activities creates uncertainty due to the potential adverse effects on us. Any adverse effects on our operations or financial performance in California could indicate that the carrying value of our assets in California is not recoverable, which would result in an impairment loss that could be material. In addition, if the circumstances that trigger an impairment loss result in a reduction in the estimated useful lives of the assets, we may be required to recognize an asset retirement obligation that could be material. Other jurisdictions are contemplating similarly focused legislation or actions.

The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments on us.

3.    INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Refinery feedstocks	$1,820	$1,949
Refined petroleum products and blendstocks	4,120	3,579
Renewable diesel feedstocks and products	827	583
Ethanol feedstocks and products	366	328
Materials and supplies	322	313
Inventories	$7,455	$6,752

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2023 and December 31, 2022, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $6.0 billion and $6.3 billion, respectively. Our non-LIFO inventories accounted for $1.3 billion and $1.6 billion of our total inventories as of March 31, 2023 and December 31, 2022, respectively.

4.    DEBT

Public Debt
In February 2023, we used cash on hand to purchase and retire a portion of the following notes (in millions):

Debt Purchased and Retired	Principal Amount
6.625% Senior Notes due 2037	$62
3.650% Senior Notes due 2051	26
4.000% Senior Notes due 2052	45
Various other Valero and Valero Energy Partners (VLP) Senior Notes	66
Total	$199

In February 2022, we issued $650 million of 4.000 percent Senior Notes due June 1, 2052. Proceeds from this debt issuance totaled $639 million before deducting the underwriting discount and other debt issuance costs. The proceeds and cash on hand were used to purchase and retire a portion of the following notes in connection with cash tender offers that we publicly announced and completed in February 2022 (in millions):

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				March 31, 2023
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	November 2027		$—		$6		$3,994
Canadian Revolver	C$	150	November 2023	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2023		$—	n/a			$1,300
Committed facilities of VIEs (b):
DGD Revolver (c)		$400	March 2024		$100		$75		$225
DGD Loan Agreement (d)		$25	April 2023		$25	n/a			$—
IEnova Revolver (e)		$830	February 2028		$710	n/a			$120
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$158	n/a
________________________
(a)Letters of credit issued as of March 31, 2023 expire at various times in 2023 through 2024.
(b)Creditors of the VIEs do not have recourse against us.
(c)The variable interest rate on the DGD Revolver was 6.460 percent and 5.880 percent as of March 31, 2023 and December 31, 2022, respectively.
(d)The amounts shown for this facility represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation. The variable interest rate on the DGD Loan Agreement was 7.173 percent and 6.672 percent as of March 31, 2023 and December 31, 2022, respectively. We expect this facility to be renewed prior to its maturity date.
(e)The variable interest rate on the IEnova Revolver was 8.443 percent and 7.393 percent as of March 31, 2023 and December 31, 2022, respectively.

Activity under our credit facilities was as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Borrowings:
Accounts receivable sales facility	$750	$300
DGD Revolver	150	99
IEnova Revolver	14	28
Repayments:
Accounts receivable sales facility	(750)	(300)
DGD Revolver	(150)	(99)
IEnova Revolver	(21)	(15)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest and debt expense	$152	$157
Less: Capitalized interest	6	12
Interest and debt expense, net of capitalized interest	$146	$145

5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described below) and with respect to our employee stock-based compensation plans.

During the three months ended March 31, 2023 and 2022, we purchased for treasury 10,993,341 shares and 1,545,873 shares, respectively. On October 26, 2022, our Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date (the October 2022 Program). On February 23, 2023, our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date (the 2023 Program),which is in addition to the amount remaining under the October 2022 Program. As of March 31, 2023, we had $899 million remaining available for purchase under the October 2022 Program and $2.5 billion available for purchase under the 2023 Program.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2023				2022
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,168)	$(183)	$(8)	$(1,359)	$(562)	$(441)	$(5)	$(1,008)
Other comprehensive income (loss) before reclassifications	137	—	37	174	13	(3)	(64)	(54)
Amounts reclassified from accumulated other comprehensive loss	—	(7)	(15)	(22)	—	7	46	53
Effect of exchange rates	—	2	—	2	—	—	—	—
Other comprehensive income (loss)	137	(5)	22	154	13	4	(18)	(1)
Balance as of end of period	$(1,031)	$(188)	$14	$(1,205)	$(549)	$(437)	$(23)	$(1,009)

6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2023, the significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates two plants that process waste and renewable feedstocks (predominately animal fats, used cooking oils, and inedible distillers corn oils) into renewable diesel and renewable naphtha; and

•Central Mexico Terminals, a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.P.I. de C.V. (IEnova), which is a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
March 31, 2023
Assets
Cash and cash equivalents	$92	$—	$26	$118
Other current assets	1,246	10	32	1,288
Property, plant, and equipment, net	3,759	676	77	4,512
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$443	$748	$7	$1,198
Debt and finance lease obligations, less current portion	686	—	12	698
December 31, 2022
Assets
Cash and cash equivalents	$133	$—	$16	$149
Other current assets	1,106	7	32	1,145
Property, plant, and equipment, net	3,785	681	79	4,545
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$626	$737	$21	$1,384
Debt and finance lease obligations, less current portion	693	—	—	693

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2023	2022	2023	2022
Three months ended March 31
Service cost	$28	$38	$1	$2
Interest cost	30	21	3	2
Expected return on plan assets	(50)	(48)	—	—
Amortization of:
Net actuarial (gain) loss	(2)	13	(1)	—
Prior service credit	(5)	(4)	(1)	(1)
Net periodic benefit cost	$1	$20	$2	$3

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income (expense), net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Earnings per common share:
Net income attributable to Valero stockholders	$3,067	$905
Less: Income allocated to participating securities	10	3
Net income available to common stockholders	$3,057	$902

Weighted-average common shares outstanding	369	408

Earnings per common share	$8.30	$2.21

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$3,067	$905
Less: Income allocated to participating securities	10	3
Net income available to common stockholders	$3,057	$902

Weighted-average common shares outstanding	369	408
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – assuming dilution	369	408

Earnings per common share – assuming dilution	$8.29	$2.21

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

Contract Balances
Contract balances were as follows (in millions):

	March 31, 2023	December 31, 2022
Receivables from contracts with customers, included in receivables, net	$6,073	$7,189
Contract liabilities, included in accrued expenses	45	129

During the three months ended March 31, 2023 and 2022, we recognized as revenue $120 million and $69 million that was included in contract liabilities as of December 31, 2022 and 2021, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2023, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 6, and the associated activities to market renewable diesel and renewable

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
naphtha. The principal products manufactured by DGD and sold by this segment are renewable diesel and renewable naphtha. This segment sells some renewable diesel to the Refining segment, which is then sold to that segment’s customers.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2023
Revenues:
Revenues from external customers	$34,407	$935	$1,097	$—	$36,439
Intersegment revenues	3	745	223	(971)	—
Total revenues	34,410	1,680	1,320	(971)	36,439
Cost of sales:
Cost of materials and other (a)	28,510	1,331	1,131	(967)	30,005
Operating expenses (excluding depreciation and amortization expense reflected below)	1,261	86	130	—	1,477
Depreciation and amortization expense	572	58	20	—	650
Total cost of sales	30,343	1,475	1,281	(967)	32,132
Other operating expenses	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	244	244
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$4,057	$205	$39	$(258)	$4,043

Three months ended March 31, 2022
Revenues:
Revenues from external customers	$36,813	$595	$1,134	$—	$38,542
Intersegment revenues	4	386	127	(517)	—
Total revenues	36,817	981	1,261	(517)	38,542
Cost of sales:
Cost of materials and other (a)	33,606	755	1,104	(516)	34,949
Operating expenses (excluding depreciation and amortization expense reflected below)	1,193	51	135	—	1,379
Depreciation and amortization expense	549	26	20	—	595
Total cost of sales	35,348	832	1,259	(516)	36,923
Other operating expenses	18	—	1	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	205	205
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$1,451	$149	$1	$(217)	$1,384
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $246 million and $156 million for the three months ended March 31, 2023 and 2022, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended March 31,
	2023	2022
Refining:
Gasolines and blendstocks	$15,048	$15,560
Distillates	16,838	17,444
Other product revenues	2,521	3,809
Total refining revenues	34,407	36,813
Renewable Diesel:
Renewable diesel	876	595
Renewable naphtha	59	—
Total Renewable Diesel revenues	935	595
Ethanol:
Ethanol	763	875
Distillers grains	334	259
Total ethanol revenues	1,097	1,134
Revenues	$36,439	$38,542

Total assets by reportable segment were as follows (in millions):

	March 31, 2023	December 31, 2022
Refining	$46,852	$48,484
Renewable Diesel	5,390	5,217
Ethanol	1,628	1,551
Corporate and eliminations	6,307	5,730
Total assets	$60,177	$60,982

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Decrease (increase) in current assets:
Receivables, net	$2,381	$(2,653)
Inventories	(641)	(940)
Prepaid expenses and other	(37)	(77)
Increase (decrease) in current liabilities:
Accounts payable	(2,269)	2,744
Accrued expenses	(61)	(120)
Taxes other than income taxes payable	(23)	36
Income taxes payable	116	288
Changes in current assets and current liabilities	$(534)	$(722)

Changes in current assets and current liabilities for the three months ended March 31, 2023 were primarily due to the following:

•The decrease in receivables was primarily due to a decrease in sales volumes in March 2023 compared to December 2022;

•The increase in inventories was due to an increase in inventory volumes valued at higher unit prices; and

•The decrease in accounts payable was due to a decrease in crude oil and other feedstock volumes purchased combined with a decrease in related prices in March 2023 compared to December 2022.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest paid in excess of amount capitalized, including interest on finance leases	$82	$93
Income taxes paid, net	616	204

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31,
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$102	$27	$97	$20
Financing cash flows	—	49	—	41
Changes in lease balances resulting from new and modified leases	67	47	79	100

There were no significant noncash investing and financing activities during the three months ended March 31, 2023 or 2022, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2023 and December 31, 2022.

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

	March 31, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$616	$—	$—	$616	$(425)	$(74)	$117	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	71	—	6	77	n/a	n/a	77	n/a
Investments in AFS debt securities	85	139	—	224	n/a	n/a	224	n/a
Total	$772	$141	$6	$919	$(425)	$(74)	$420

Liabilities
Commodity derivative contracts	$425	$—	$—	$425	$(425)	$—	$—	$(1)
Blending program obligations	—	46	—	46	n/a	n/a	46	n/a
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Foreign currency contracts	9	—	—	9	n/a	n/a	9	n/a
Total	$434	$51	$—	$485	$(425)	$—	$60

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$830	$—	$—	$830	$(705)	$(8)	$117	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	72	—	6	78	n/a	n/a	78	n/a
Investments in AFS debt securities	56	165	—	221	n/a	n/a	221	n/a
Total	$958	$169	$6	$1,133	$(705)	$(8)	$420

Liabilities
Commodity derivative contracts	$705	$—	$—	$705	$(705)	$—	$—	$(149)
Blending program obligations	—	55	—	55	n/a	n/a	55	n/a
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$707	$59	$—	$766	$(705)	$—	$61

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities were reflected in the following balance sheet line items, depending on their original maturities when acquired (in millions):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$7	$91	$98	$—	$125	$125
Prepaid expenses and other	78	48	126	56	40	96
Investments in AFS debt securities	$85	$139	$224	$56	$165	$221

The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges, and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three months ended March 31, 2023 and the year ended December 31, 2022.

•Blending program obligations represent our liability for the purchase of compliance credits needed to satisfy our blending obligations under various government and regulatory blending programs, such as the U.S. Environmental Protection Agency’s (EPA) Renewable Fuel Standard (RFS), the California Low Carbon Fuel Standard, the Canada Clean Fuel Regulations, and similar programs in other jurisdictions in which we operate (collectively, the Renewable and Low-Carbon Fuel Programs). The blending program obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

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

Nonrecurring Fair Value Measurements
As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, we concluded that our ethanol plant located in Lakota, Iowa (Lakota ethanol plant) was impaired as of December 31, 2022, which resulted in an asset impairment loss of $61 million. The fair value of the Lakota ethanol plant was determined using a combination of the income and market approaches and was classified in Level 3. We employed a probability-weighted approach to possible future cash flow scenarios, including the use of peer company metrics and comparison to a recent sales transaction.

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022, except as noted above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments
Our financial instruments include cash and cash equivalents, investments in AFS debt securities, receivables, payables, debt obligations, operating and finance lease obligations, commodity derivative contracts, and foreign currency contracts. The estimated fair values of cash and cash equivalents, receivables, payables, and operating and finance lease obligations approximate their carrying amounts; the carrying value and fair value of debt is shown in the table below (in millions).

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$9,037	$8,862	$9,241	$8,902

Investments in AFS debt securities, commodity derivative contracts, and foreign currency contracts are recognized at their fair values as shown in “Recurring Fair Value Measurements” above.

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

As of March 31, 2023, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2023	2024
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	3,596	—
Futures – short	10,298	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	63,657	1
Futures – short	66,797	—
Corn:
Futures – long	74,645	20
Futures – short	117,265	410
Physical contracts – long	36,409	388

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2023, we had foreign currency contracts to purchase $561 million of U.S. dollars. Of these commitments, $526 million matured on or before April 25, 2023 and the remaining $35 million will mature by April 28, 2023.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $413 million and $302 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are reflected in cost of materials and other.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of March 31, 2023 and December 31, 2022 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.
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

	Balance Sheet Location	March 31, 2023		December 31, 2022
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$117	$42	$61	$44

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$499	$383	$769	$661
Physical purchase contracts	Inventories	2	5	4	4
Foreign currency contracts	Receivables, net	—	—	—	—
Foreign currency contracts	Accrued expenses	—	9	—	2
Total		$501	$397	$773	$667

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2023	2022
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$95	$(164)
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	38	(119)

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, cash flow hedges primarily related to forward sales of renewable diesel. The estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months as a result of the hedged transactions that are forecasted to occur as of March 31, 2023 was not material. For the three months ended March 31, 2023 and 2022, there were no amounts reclassified from accumulated other comprehensive loss into income as a result of the discontinuance of cash flow hedge accounting. The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2023 and 2022 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2023	2022
Commodity contracts	Revenues	$(7)	$(4)
Commodity contracts	Cost of materials and other	83	(595)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	1	3
Foreign currency contracts	Cost of materials and other	(3)	(2)
Foreign currency contracts	Other income (expense), net	—	34

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
•expectations regarding the levels of, and timing with respect to, the production and operations at our existing refineries and plants, and projects under construction or under development;
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
•expectations regarding environmental, tax, and other regulatory matters, including SBx 1-2, the anticipated amounts and timing of payment with respect to our deferred tax liabilities, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated effect thereof on our business, financial condition, results of operations, and liquidity;

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
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our low-carbon fuels growth strategy, publicly announced greenhouse gas (GHG) emissions reduction/displacement targets and our current and any future low-carbon projects.

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
•the ability of the members of the Organization of Petroleum Exporting Countries (OPEC), and other petroleum-producing nations that collectively make up OPEC+, to agree on and to maintain crude oil price and production controls;
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
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by government authorities, environmental regulations, changes to income tax rates, introduction of a global minimum tax, windfall taxes or penalties, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under SBx 1-2, actions implemented under the Renewable and Low-Carbon Fuel Programs and other environmental emissions programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other government agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business or operations;
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
•the costs, disruption, and diversion of resources associated with lawsuits, demands, or investigations, or campaigns and negative publicity commenced by government authorities, investors, stakeholders, or other interested parties;
•overall economic conditions, including the stability and liquidity of financial markets, and the effect thereof on consumer demand; and
•other factors generally described in the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2022.

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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (c) beginning on page 41 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 47 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 46, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the first quarter of 2023 were favorably impacted by the continued strong worldwide demand for petroleum-based transportation fuels, while the worldwide supply of those products remained constrained. This supply and demand imbalance has continued to contribute to strong refining margins.

The strong demand for our products and the increase in refining margins were the primary contributors to us reporting $3.1 billion of net income attributable to Valero stockholders for the first quarter of 2023. Our operating results, including operating results by segment, are described in the following summary under “First Quarter Results,” with more detailed descriptions found under “RESULTS OF OPERATIONS” beginning on page 34.

Our operations generated $3.2 billion of cash during the first quarter of 2023. This cash was used to make $524 million of capital investments in our business and return $1.8 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we continued to reduce our outstanding debt through the purchase of approximately $199 million of our public debt during the first quarter of 2023. As a result of this and other activity, our cash and cash equivalents increased by $659 million, from $4.9 billion as of December 31, 2022 to $5.5 billion as of March 31, 2023. We had $10.8 billion in liquidity as of March 31, 2023. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources, can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 44.

First Quarter Results
For the first quarter of 2023, we reported net income attributable to Valero stockholders of $3.1 billion compared to $905 million for the first quarter of 2022. The increase of $2.2 billion was primarily due to an increase in operating income of $2.7 billion, partially offset by an increase in income tax expense of $628 million. The details of our operating income and adjusted operating income by segment and in total are reflected on the following page. Adjusted operating income excludes the adjustment reflected in the table in note (c) on page 43.

	Three Months Ended March 31,
	2023	2022	Change
Refining segment:
Operating income	$4,057	$1,451	$2,606
Adjusted operating income	4,067	1,469	2,598
Renewable Diesel segment:
Operating income	205	149	56
Ethanol segment:
Operating income	39	1	38
Adjusted operating income	39	2	37
Total company:
Operating income	4,043	1,384	2,659
Adjusted operating income	4,053	1,403	2,650

While our operating income increased by $2.7 billion in the first quarter of 2023 compared to the first quarter of 2022, adjusted operating income also increased by $2.7 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $2.6 billion primarily due to higher gasoline and distillate (primarily diesel) margins, higher discounts on crude oils, and an increase in throughput volumes, partially offset by higher operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment operating income increased by $56 million primarily due to higher sales volumes, partially offset by lower renewable diesel prices, higher operating expenses (excluding depreciation and amortization expense), and higher depreciation and amortization expense.

•Ethanol segment. Ethanol segment adjusted operating income increased by $37 million primarily due to higher corn related co-product prices and higher production volumes, partially offset by lower ethanol prices.

Outlook
Many uncertainties remain with respect to the supply and demand imbalance in the petroleum-based products market worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Condensed Notes to Consolidated Financial Statements may have on us, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of 2023.

•Gasoline and diesel demand have returned to near pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve, but remains below pre-pandemic levels.

•Light product (gasoline, diesel, and jet fuel) inventories in the U.S. and Europe are below historical levels and should support continued high utilization of refining capacity.

•Crude oil discounts have narrowed with reduced sour crude oil production from suppliers in OPEC+ but are expected to remain near current levels absent further changes in crude oil supply or availability.

•Renewable diesel margins are expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (c) beginning on page 41, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 41 through 43.

First Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$34,407	$935	$1,097	$—	$36,439
Intersegment revenues	3	745	223	(971)	—
Total revenues	34,410	1,680	1,320	(971)	36,439
Cost of sales:
Cost of materials and other	28,510	1,331	1,131	(967)	30,005
Operating expenses (excluding depreciation and amortization expense reflected below)	1,261	86	130	—	1,477
Depreciation and amortization expense	572	58	20	—	650
Total cost of sales	30,343	1,475	1,281	(967)	32,132
Other operating expenses	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	244	244
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$4,057	$205	$39	$(258)	4,043
Other income, net (a)					129
Interest and debt expense, net of capitalized interest					(146)
Income before income tax expense					4,026
Income tax expense					880
Net income					3,146
Less: Net income attributable to noncontrolling interests					79
Net income attributable to Valero Energy Corporation stockholders					$3,067

First Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$36,813	$595	$1,134	$—	$38,542
Intersegment revenues	4	386	127	(517)	—
Total revenues	36,817	981	1,261	(517)	38,542
Cost of sales:
Cost of materials and other	33,606	755	1,104	(516)	34,949
Operating expenses (excluding depreciation and amortization expense reflected below)	1,193	51	135	—	1,379
Depreciation and amortization expense	549	26	20	—	595
Total cost of sales	35,348	832	1,259	(516)	36,923
Other operating expenses	18	—	1	—	19
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	205	205
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$1,451	$149	$1	$(217)	1,384
Other expense, net (a)					(20)
Interest and debt expense, net of capitalized interest					(145)
Income before income tax expense					1,219
Income tax expense					252
Net income					967
Less: Net income attributable to noncontrolling interests					62
Net income attributable to Valero Energy Corporation stockholders					$905

First Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2023	2022
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$82.20	$97.34
Brent less West Texas Intermediate (WTI) crude oil	6.09	2.88
Brent less WTI Houston crude oil	4.29	1.31
Brent less Dated Brent crude oil	0.92	(3.90)
Brent less Argus Sour Crude Index crude oil	8.41	4.93
Brent less Maya crude oil	19.39	8.50
Brent less Western Canadian Select Houston crude oil	17.36	9.65
WTI crude oil	76.11	94.46

Natural gas (dollars per million British Thermal Units)	2.25	4.32

Renewable volume obligation (RVO) (dollars per barrel) (b)	8.20	6.44

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	10.03	9.23
Ultra-low-sulfur (ULS) diesel less Brent	30.27	21.51
Propylene less Brent (not RVO adjusted)	(42.21)	(28.82)
U.S. Mid-Continent:
CBOB gasoline less WTI	17.70	9.58
ULS diesel less WTI	34.10	20.83
North Atlantic:
CBOB gasoline less Brent	11.32	11.24
ULS diesel less Brent	33.30	26.03
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending 87 gasoline less Brent	24.71	20.29
California Air Resources Board diesel less Brent	31.83	24.10

First Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended March 31,
	2023	2022
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.93	$3.04
Biodiesel RIN (dollars per RIN)	1.63	1.43
California Low-Carbon Fuel Standard carbon credit (dollars per metric ton)	65.68	138.63
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.62	0.78
USGC distillers corn oil (dollars per pound)	0.63	0.77
USGC fancy bleachable tallow (dollars per pound)	0.60	0.71

Ethanol
Chicago Board of Trade corn (dollars per bushel)	6.60	6.70
New York Harbor ethanol (dollars per gallon)	2.30	2.39

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2023	2022	Change
Revenues	$36,439	$38,542	$(2,103)
Cost of sales	32,132	36,923	(4,791)
General and administrative expenses (excluding depreciation and amortization expense)	244	205	39
Operating income	4,043	1,384	2,659
Adjusted operating income (see note (c))	4,053	1,403	2,650
Other income (expense), net (see note (a))	129	(20)	149
Income tax expense	880	252	628

Revenues decreased by $2.1 billion in the first quarter of 2023 compared to the first quarter of 2022 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues, along with an increase in general and administrative expenses (excluding depreciation and amortization expense) of $39 million primarily due to an increase in certain employee compensation expenses, was more than offset by a decrease in cost of sales of $4.8 billion, which was primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $2.7 billion increase in operating income, from $1.4 billion in the first quarter of 2022 to $4.0 billion in the first quarter of 2023.

Adjusted operating income also increased by $2.7 billion, from $1.4 billion in the first quarter of 2022 to $4.1 billion in the first quarter of 2023. The components of this $2.7 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income (expense), net” increased by $149 million in the first quarter of 2023 compared to the first quarter of 2022 due to the items noted in the following table (in millions):

	Three Months Ended March 31,
	2023	2022	Change
Interest income on cash	$61	$3	$58
Net gain (loss) from early retirement of debt (see note (a))	11	(50)	61
Equity income on joint ventures and other	57	27	30
Other income (expense), net	$129	$(20)	$149

Income tax expense increased by $628 million in the first quarter of 2023 compared to the first quarter of 2022 primarily as a result of higher income before income tax expense.
Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2023	2022	Change
Operating income	$4,057	$1,451	$2,606
Adjusted operating income (see note (c))	4,067	1,469	2,598

Refining margin (see note (c))	5,900	3,211	2,689
Operating expenses (excluding depreciation and amortization expense reflected below)	1,261	1,193	68
Depreciation and amortization expense	572	549	23

Throughput volumes (thousand barrels per day) (see note (d))	2,930	2,800	130

Refining segment operating income increased by $2.6 billion in the first quarter of 2023 compared to the first quarter of 2022. Refining segment adjusted operating income, which excludes the adjustment in the table in note (c), also increased by $2.6 billion in the first quarter of 2023 compared to the first quarter of 2022. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $2.7 billion in the first quarter of 2023 compared to the first quarter of 2022.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 36 reflects market reference prices and differentials that we believe had a material impact on the change in our Refining segment margin in the first quarter of 2023 compared to the first quarter of 2022.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $1.0 billion.
◦Higher discounts on crude oils had a favorable impact of approximately $676 million.
◦An increase in gasoline margins had a favorable impact of approximately $506 million.
◦An increase in throughput volumes of 130,000 barrels per day had a favorable impact of approximately $262 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $68 million primarily due to increases in chemicals and catalyst costs of $50 million, certain employee compensation costs of $24 million, and maintenance expense of $19 million, partially offset by a decrease in energy costs of $50 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2023	2022	Change
Operating income	$205	$149	$56

Renewable Diesel margin (see note (c))	349	226	123
Operating expenses (excluding depreciation and amortization expense reflected below)	86	51	35
Depreciation and amortization expense	58	26	32

Sales volumes (thousand gallons per day) (see note (d))	2,988	1,738	1,250

Renewable Diesel segment operating income increased by $56 million in the first quarter of 2023 compared to the first quarter of 2022. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $123 million in the first quarter of 2023 compared to the first quarter of 2022.
Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 37 reflects market reference prices that we believe had a material impact on the change in our Renewable Diesel segment margin in the first quarter of 2023 compared to the first quarter of 2022.
The increase in Renewable Diesel segment margin was primarily due to the following:

◦An increase in sales volumes of 1.3 million gallons per day had a favorable impact of approximately $259 million. The increase in sales volumes was primarily due to the additional production capacity resulting from the completion of the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.
◦Lower renewable diesel prices had an unfavorable impact of approximately $152 million.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $35 million primarily due to increased costs resulting from the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

•Renewable Diesel segment depreciation and amortization expense increased by $32 million primarily due to depreciation expense of $16 million associated with the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022, higher turnaround and catalyst amortization expense at the DGD St. Charles Plant of $8 million, and an increase in depreciation expense of $6 million associated with finance leases.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2023	2022	Change
Operating income	$39	$1	$38
Adjusted operating income (see note (c))	39	2	37

Ethanol margin (see note (c))	189	157	32
Operating expenses (excluding depreciation and amortization expense reflected below)	130	135	(5)
Depreciation and amortization expense	20	20	—

Production volumes (thousand gallons per day) (see note (d))	4,183	4,045	138

Ethanol segment operating income increased by $38 million in the first quarter of 2023 compared to the first quarter of 2022; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (c), increased by $37 million in the first quarter of 2023 compared to the first quarter of 2022. This increase was primarily due to higher Ethanol segment margin.

Ethanol segment margin increased by $32 million in the first quarter of 2023 compared to the first quarter of 2022. Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 37 reflects market reference prices that we believe had a material impact on the change in our Ethanol segment margin in the first quarter of 2023 compared to the first quarter of 2022.

The increase in Ethanol segment margin was primarily due to the following:

•Higher prices for the co-products that we produce, primarily dry distillers grains, had a favorable impact of approximately $31 million.

•An increase in production volumes of 138,000 gallons per day had a favorable impact of approximately $17 million.
•Lower ethanol prices had an unfavorable impact of approximately $18 million.

________________________
The following notes relate to references on pages 34 through 40.

(a)“Other income (expense), net” includes the following:

◦a net gain of $11 million in the three months ended March 31, 2023 related to the early retirement of approximately $199 million aggregate principal amount of various series of our senior notes; and

◦a charge of $50 million in the three months ended March 31, 2022 related to the early retirement of approximately $1.4 billion aggregate principal amount of various series of our senior notes.

(b)The RVO cost represents the average market cost on a per barrel basis to comply with the RFS program. The RVO cost is calculated by multiplying (i) the average market price during the applicable period for the RINs associated with each class of renewable fuel (i.e., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) by (ii) the quotas for the volume of each class of renewable fuel that must be blended into petroleum-based transportation fuels consumed in the U.S., as set or proposed by the EPA, on a percentage basis for each class of renewable fuel.

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

Non-GAAP measures are as follows:

◦Refining margin is defined as Refining segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2023	2022
Reconciliation of Refining operating income to Refining margin
Refining operating income	$4,057	$1,451
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	1,261	1,193
Depreciation and amortization expense	572	549
Other operating expenses	10	18
Refining margin	$5,900	$3,211
◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2023	2022
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$205	$149
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	86	51
Depreciation and amortization expense	58	26
Renewable Diesel margin	$349	$226

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2023	2022
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$39	$1
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	130	135
Depreciation and amortization expense	20	20
Other operating expenses	—	1
Ethanol margin	$189	$157

◦Adjusted Refining operating income is defined as Refining segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2023	2022
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$4,057	$1,451
Adjustment: Other operating expenses	10	18
Adjusted Refining operating income	$4,067	$1,469

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2023	2022
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$39	$1
Adjustment: Other operating expenses	—	1
Adjusted Ethanol operating income	$39	$2

◦Adjusted operating income is defined as total company operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2023	2022
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$4,043	$1,384
Adjustment: Other operating expenses	10	19
Adjusted operating income	$4,053	$1,403

(d)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of March 31, 2023 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,994
Canadian Revolver (b)	107
Accounts receivable sales facility	1,300
Total available capacity	5,401
Cash and cash equivalents (c)	5,403
Total liquidity	$10,804
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 4 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of March 31, 2023 in Canadian dollars was C$145 million.
(c)Excludes $118 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$3,170	$588
Investing activities	(549)	(841)
Financing activities:
Debt issuances and borrowings	914	1,066
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(1,156)	(1,904)
Return to stockholders:
Purchases of common stock for treasury	(1,451)	(144)
Common stock dividend payments	(379)	(401)
Return to stockholders	(1,830)	(545)
Other financing activities	74	155
Financing activities	(1,998)	(1,228)
Effect of foreign exchange rate changes on cash	36	(3)
Net increase (decrease) in cash and cash equivalents	$659	$(1,484)
Cash Flows for the Three Months Ended March 31, 2023
In the first quarter of 2023, we used the $3.2 billion of cash generated by our operations and the $914 million in debt borrowings to make $549 million of investments in our business, repay $1.2 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), return $1.8 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $659 million. The debt borrowings and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $3.2 billion of cash in the first quarter of 2023, driven primarily by net income of $3.1 billion and noncash charges to income of $558 million, partially offset by an unfavorable change in working capital of $534 million. Noncash charges primarily included $660 million of depreciation and amortization expense and $54 million of deferred income tax expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $549 million primarily consisted of $524 million in capital investments, as defined below under “Capital Investments,” of which $114 million related to capital investments made by DGD.

Other financing activities of $74 million consisted primarily of $75 million in contributions from the other joint venture member in DGD.

Cash Flows for the Three Months Ended March 31, 2022
In the first quarter of 2022, we used the $588 million of cash generated by our operations, $1.5 billion of cash on hand, and the $1.1 billion in debt issuances and borrowings to make $841 million of investments in our business, repay $1.9 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), and return $545 million to our stockholders through purchases of our common stock for treasury and dividend payments. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.
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

Our investing activities of $841 million consisted of $843 million in capital investments, of which $225 million related to capital investments made by DGD and $13 million related to capital expenditures of VIEs other than DGD.

Other financing activities of $155 million consisted primarily of $165 million in contributions from the other joint venture member in DGD.

Our Capital Resources
Our material cash requirements as of March 31, 2023 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are comprised of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our consolidated statements of cash flows as shown on page 5. Capital investments exclude acquisitions, if any.

We have publicly announced GHG emissions reduction/displacement targets for 2025 and 2035. We believe that our expected allocation of growth capital into low-carbon projects is consistent with such targets. Certain of these low-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2023. Our capital investments in future years, consistent with our targets, are expected to include investments associated with certain low-carbon projects currently at various stages of progress, evaluation, or approval.

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

	Three Months Ended March 31,
	2023	2022
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$175	$152
Capital expenditures of VIEs:
DGD	90	219
Other VIEs	—	13
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	235	453
Deferred turnaround and catalyst cost expenditures of DGD	24	6
Capital investments	524	843
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(57)	(112)
Capital expenditures of other VIEs	—	(13)
Capital investments attributable to Valero	$467	$718

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, we expect to incur approximately $2.0 billion for capital investments attributable to Valero during 2023. Approximately $1.5 billion of the expected capital investments attributable to Valero are for sustaining the business and the balance towards growth strategies, of which over 40 percent is allocated to expanding our low-carbon businesses.

Contractual Obligations
As of March 31, 2023, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the three months ended March 31, 2023, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2023.

During the three months ended March 31, 2023, we used cash on hand to purchase and retire approximately $199 million of our public debt. We will continue to evaluate further deleveraging opportunities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the three months ended March 31, 2023, we purchased for treasury 10,993,341 of our shares for $1.5 billion. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of March 31, 2023, we had $899 million remaining available for purchase under the October 2022 Program and $2.5 billion available for purchase under the 2023 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2022, we plan to contribute $108 million to our pension plans and $21 million to our other postretirement benefit plans during 2023. No significant contributions were made during the three months ended March 31, 2023.

Cash Held by Our Foreign Subsidiaries
As of March 31, 2023, $4.3 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

Environmental Matters
Our operations are subject to extensive environmental regulations by government authorities relating to, among other matters, the discharge of materials into the environment, climate, waste management, pollution prevention measures, GHG and other emissions, our refining and marketing facilities and operations, and characteristics and composition of many of our products. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future costs and expenditures required for environmental matters could increase.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions, including the uncertainties concerning worldwide events causing volatility in the global crude oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes to the critical accounting policies that involve critical accounting estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

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

	March 31, 2023 (a)
	Expected Maturity Dates
	Remainder of 2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$564	$6,421	$8,265	$8,010
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$839	$13	$—	$—	$—	$—	$852	$852
Average interest rate	8.1%	3.9%	—%	—%	—%	—%	8.1%

	December 31, 2022 (a)
	Expected Maturity Dates
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$578	$6,606	$8,464	$8,041
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$861	$—	$—	$—	$—	$—	$861	$861
Average interest rate	7.1%	—%	—%	—%	—%	—%	7.1%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2022. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2023.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below describes material developments in a proceeding that we reported in our annual report on Form 10-K for the year ended December 31, 2022. There were no new proceedings during the three months ended March 31, 2023 that we reasonably believe have the potential to exceed the monetary threshold noted below.

Environmental Enforcement Matters
We are reporting this proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under U.S. federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings have the potential to result in monetary sanctions of $300,000 or more.

EPA (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2022, we reported that the EPA had issued a Notice of Potential Violations and Opportunity to Confer related to a series of inspections conducted by the EPA arising out of a 2019 emissions event at our Benicia Refinery. On March 30, 2023, we entered into a Consent Agreement and Final Order with the EPA resolving this matter.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022. However, to the extent SBx 1-2 discussed in Note 2 of Condensed Notes to Consolidated Financial Statements adversely affects our business, financial condition, results of operations, and liquidity, it may also have the effect of heightening many of the other risks described in such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 2023	3,823	$126.62	—	$2.3 billion
February 2023	2,981,903	$132.89	2,771,055	$4.5 billion
March 2023	8,007,615	$131.69	8,001,081	$3.4 billion
Total	10,993,341	$132.01	10,772,136	$3.4 billion
________________________
(a)The shares reported in this column include 221,205 shares related to our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)On October 26, 2022, our Board authorized our purchase of up to $2.5 billion of our outstanding common stock with no expiration date. On February 23, 2023, our Board authorized our purchase of up to an additional $2.5 billion of our outstanding common stock with no expiration date, which is in addition to the amount remaining under the October 2022 Program. As of March 31, 2023, we had $899 million remaining available for purchase under the October 2022 Program and $2.5 billion available for purchase under the 2023 Program.

ITEM 6. EXHIBITS

Exhibit No.	Description

*+10.01	Form of Amended and Restated Performance Share Agreement (2021 grant–third tranche).

*+10.02	Form of Amended and Restated Performance Share Agreement (2022 grant–second and third tranches).

*+10.03	Form of Performance Share Agreement (2023 grant and current).

*+10.04	Form of Aircraft Time Sharing Agreement.

22.01	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
Date: April 27, 2023