Form 10-Q
period 2023-06-30
VALERO ENERGY CORP/TX
filed 2023-07-27
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 21, 2023 was 353,132,880.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,075	$4,862
Receivables, net	10,888	11,919
Inventories	6,961	6,752
Prepaid expenses and other	771	600
Total current assets	23,695	24,133
Property, plant, and equipment, at cost	51,125	50,576
Accumulated depreciation	(20,555)	(19,598)
Property, plant, and equipment, net	30,570	30,978
Deferred charges and other assets, net	6,402	5,871
Total assets	$60,667	$60,982
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,193	$1,109
Accounts payable	10,825	12,728
Accrued expenses	1,117	1,215
Taxes other than income taxes payable	1,491	1,568
Income taxes payable	322	841
Total current liabilities	14,948	17,461
Debt and finance lease obligations, less current portion	10,130	10,526
Deferred income tax liabilities	5,382	5,217
Other long-term liabilities	2,213	2,310
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,889	6,863
Treasury stock, at cost; 320,378,393 and 301,372,958 common shares	(22,586)	(20,197)
Retained earnings	42,512	38,247
Accumulated other comprehensive loss	(971)	(1,359)
Total Valero Energy Corporation stockholders’ equity	25,851	23,561
Noncontrolling interests	2,143	1,907
Total equity	27,994	25,468
Total liabilities and equity	$60,667	$60,982
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues (a)	$34,509	$51,641	$70,948	$90,183
Cost of sales:
Cost of materials and other	29,430	42,946	59,435	77,895
Operating expenses (excluding depreciation and amortization expense reflected below)	1,440	1,626	2,917	3,005
Depreciation and amortization expense	658	590	1,308	1,185
Total cost of sales	31,528	45,162	63,660	82,085
Other operating expenses	2	15	12	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	209	233	453	438
Depreciation and amortization expense	11	12	21	23
Operating income	2,759	6,219	6,802	7,603
Other income, net	106	33	235	13
Interest and debt expense, net of capitalized interest	(148)	(142)	(294)	(287)
Income before income tax expense	2,717	6,110	6,743	7,329
Income tax expense	595	1,342	1,475	1,594
Net income	2,122	4,768	5,268	5,735
Less: Net income attributable to noncontrolling interests	178	75	257	137
Net income attributable to Valero Energy Corporation stockholders	$1,944	$4,693	$5,011	$5,598

Earnings per common share	$5.41	$11.58	$13.75	$13.75
Weighted-average common shares outstanding (in millions)	358	404	363	406

Earnings per common share – assuming dilution	$5.40	$11.57	$13.74	$13.74
Weighted-average common shares outstanding – assuming dilution (in millions)	358	404	363	406
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,449	$1,254	$2,871	$2,677

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$2,122	$4,768	$5,268	$5,735
Other comprehensive income (loss):
Foreign currency translation adjustment	257	(442)	391	(429)
Net gain (loss) on pension and other postretirement benefits	(6)	9	(13)	17
Net gain (loss) on cash flow hedges	(47)	50	10	5
Other comprehensive income (loss) before income tax expense (benefit)	204	(383)	388	(407)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(6)	7	(5)	7
Other comprehensive income (loss)	210	(390)	393	(414)
Comprehensive income	2,332	4,378	5,661	5,321
Less: Comprehensive income attributable to noncontrolling interests	154	101	262	140
Comprehensive income attributable to Valero Energy Corporation stockholders	$2,178	$4,277	$5,399	$5,181

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2023	$7	$6,877	$(21,637)	$40,935	$(1,205)	$24,977	$2,090	$27,067
Net income	—	—	—	1,944	—	1,944	178	2,122
Dividends on common stock ($1.02 per share)	—	—	—	(367)	—	(367)	—	(367)
Stock-based compensation expense	—	14	—	—	—	14	—	14
Transactions in connection with stock-based compensation plans	—	(2)	2	—	—	—	—	—
Purchases of common stock for treasury	—	—	(951)	—	—	(951)	—	(951)
Distributions to noncontrolling interests	—	—	—	—	—	—	(101)	(101)
Other comprehensive income (loss)	—	—	—	—	234	234	(24)	210
Balance as of June 30, 2023	$7	$6,889	$(22,586)	$42,512	$(971)	$25,851	$2,143	$27,994

Balance as of March 31, 2022	$7	$6,832	$(15,794)	$28,785	$(1,009)	$18,821	$1,589	$20,410
Net income	—	—	—	4,693	—	4,693	75	4,768
Dividends on common stock ($0.98 per share)	—	—	—	(399)	—	(399)	—	(399)
Stock-based compensation expense	—	15	—	—	—	15	—	15
Transactions in connection with stock-based compensation plans	—	(2)	5	—	—	3	—	3
Purchases of common stock for treasury	—	—	(1,748)	—	—	(1,748)	—	(1,748)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income (loss)	—	—	—	—	(416)	(416)	26	(390)
Balance as of June 30, 2022	$7	$6,845	$(17,537)	$33,079	$(1,425)	$20,969	$1,764	$22,733

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468
Net income	—	—	—	5,011	—	5,011	257	5,268
Dividends on common stock ($2.04 per share)	—	—	—	(746)	—	(746)	—	(746)
Stock-based compensation expense	—	53	—	—	—	53	—	53
Transactions in connection with stock-based compensation plans	—	(27)	28	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,417)	—	—	(2,417)	—	(2,417)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(101)	(101)
Other comprehensive income	—	—	—	—	388	388	5	393
Balance as of June 30, 2023	$7	$6,889	$(22,586)	$42,512	$(971)	$25,851	$2,143	$27,994

Balance as of December 31, 2021	$7	$6,827	$(15,677)	$28,281	$(1,008)	$18,430	$1,387	$19,817
Net income	—	—	—	5,598	—	5,598	137	5,735
Dividends on common stock ($1.96 per share)	—	—	—	(800)	—	(800)	—	(800)
Stock-based compensation expense	—	47	—	—	—	47	—	47
Transactions in connection with stock-based compensation plans	—	(29)	32	—	—	3	—	3
Purchases of common stock for treasury	—	—	(1,892)	—	—	(1,892)	—	(1,892)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other comprehensive income (loss)	—	—	—	—	(417)	(417)	3	(414)
Balance as of June 30, 2022	$7	$6,845	$(17,537)	$33,079	$(1,425)	$20,969	$1,764	$22,733

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,268	$5,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,329	1,208
Loss (gain) on early retirement of debt, net	(11)	50
Deferred income tax expense (benefit)	159	(333)
Changes in current assets and current liabilities	(1,728)	(128)
Changes in deferred charges and credits and other operating activities, net	(335)	(99)
Net cash provided by operating activities	4,682	6,433
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(311)	(324)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(122)	(458)
Other VIEs	(2)	(19)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(508)	(681)
Deferred turnaround and catalyst cost expenditures of DGD	(39)	(13)
Purchases of available-for-sale (AFS) debt securities	(354)	—
Proceeds from sales and maturities of AFS debt securities	251	—
Proceeds from sale of assets	—	32
Investments in nonconsolidated joint ventures	—	(1)
Other investing activities, net	7	4
Net cash used in investing activities	(1,078)	(1,460)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	1,450	1,439
Proceeds from borrowings of VIEs:
DGD	300	359
Other VIEs	54	46
Repayments of debt and finance lease obligations (excluding VIEs)	(1,726)	(2,580)
Repayments of debt and finance lease obligations of VIEs:
DGD	(386)	(365)
Other VIEs	(41)	(33)
Premiums paid on early retirement of debt	(5)	(48)
Purchases of common stock for treasury	(2,393)	(1,892)
Common stock dividend payments	(746)	(800)
Contributions from noncontrolling interests	75	240
Distributions to noncontrolling interests	(101)	(3)
Other financing activities, net	(1)	(5)
Net cash used in financing activities	(3,520)	(3,642)
Effect of foreign exchange rate changes on cash	129	(61)
Net increase in cash and cash equivalents	213	1,270
Cash and cash equivalents at beginning of period	4,862	4,122
Cash and cash equivalents at end of period	$5,075	$5,392
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

In March 2023, California adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which, among other things, (i) authorizes the establishment of a maximum gross gasoline refining margin (max margin) and the imposition of a financial penalty for profits above a max margin, (ii) significantly expands the reporting obligations under SB 1322 and the

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Petroleum Industry Information Reporting Act of 1980, which include reporting requirements to the California Energy Commission (CEC) for all participants in the petroleum industry supply chain in California (e.g., refiners, marketers, importers, transporters, terminals, producers, renewables producers, pipelines, and ports), (iii) creates the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorizes the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. The provisions of SBx 1-2 became effective June 26, 2023. The CEC has not yet undertaken rulemaking with respect to SBx 1-2, including the establishment of any max margin, the imposition of a financial penalty, or restrictions on turnaround and maintenance activities, and it is uncertain when or whether any such rulemaking will occur. SBx 1-2 imposes increased and substantial reporting requirements, which include daily, weekly, monthly, and annual reporting of detailed operational and financial data on all aspects of our operations in California, much of it at the transaction level. The operational data includes our plans for turnaround and maintenance activities at our two California refineries and the manner in which we expect to address the potential impacts on feedstock and product inventories in California as a result of such turnaround and maintenance activities.

We continue to review and analyze the provisions of SBx 1-2 and the possible impacts to our refining and marketing operations in California. While the CEC has not yet established a max margin, imposed a financial penalty for profits above a max margin, or imposed restrictions on turnaround and maintenance activities, the potential implementation of a financial penalty or any restrictions or delays on our ability to undertake turnaround or maintenance activities creates uncertainty due to the potential adverse effects on us. Any adverse effects on our operations or financial performance in California could indicate that the carrying value of our assets in California is not recoverable, which would result in an impairment loss that could be material. In addition, if the circumstances that trigger an impairment loss result in a reduction in the estimated useful lives of the assets, we may be required to recognize an asset retirement obligation that could be material. Other jurisdictions are contemplating similarly focused legislation or actions.

The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments on us.

3.    INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Refinery feedstocks	$1,980	$1,949
Refined petroleum products and blendstocks	3,773	3,579
Renewable diesel feedstocks and products	585	583
Ethanol feedstocks and products	293	328
Materials and supplies	330	313
Inventories	$6,961	$6,752

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2023 and December 31, 2022, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $5.1 billion and $6.3 billion, respectively. Our non-LIFO inventories accounted for $1.0 billion and $1.6 billion of our total inventories as of June 30, 2023 and December 31, 2022, respectively.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				June 30, 2023
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	November 2027		$—		$6		$3,994
Canadian Revolver	C$	150	November 2023	C$	—	C$	5	C$	145
Accounts receivable sales facility (b)		$1,300	July 2023		$—	n/a			$1,300
Committed facilities of VIEs (c):
DGD Revolver (d)		$400	June 2026		$50		$58		$292
DGD Loan Agreement (e)		$100	June 2026		$—	n/a			$100
IEnova Revolver (f)		$830	February 2028		$733	n/a			$97
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$70	n/a
________________________
(a)Letters of credit issued as of June 30, 2023 expire at various times in 2023 through 2024.
(b)In July 2023, we extended the maturity date of this facility to July 2024.
(c)Creditors of the VIEs do not have recourse against us.
(d)In June 2023, DGD amended this facility to (i) extend the maturity date to June 2026 and (ii) transition the benchmark reference interest rate previously based on the London Interbank Offered Rate (LIBOR) to a secured overnight financing rate (SOFR). The variable interest rate on the DGD Revolver was 6.980 percent and 5.880 percent as of June 30, 2023 and December 31, 2022, respectively.
(e)The amounts shown for this facility represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation. In April 2023, DGD extended the maturity date of this facility to June 2023. In June 2023, DGD amended this facility to (i) extend the maturity date to June 2026, (ii) increase each member’s commitment from $25 million to $100 million, resulting in an increase in aggregate commitments from $50 million to $200 million, and (iii) transition the benchmark reference interest rate previously based on the LIBOR to Term SOFR. The variable interest rate on the DGD Loan Agreement was 6.672 percent as of December 31, 2022.
(f)Both parties to this facility have agreed to use a SOFR as the interest rate applied to outstanding borrowings. The variable interest rate on the IEnova Revolver was 8.740 percent and 7.393 percent as of June 30, 2023 and December 31, 2022, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Borrowings:
Accounts receivable sales facility	$1,450	$800
DGD Revolver	300	359
IEnova Revolver	54	46
Repayments:
Accounts receivable sales facility	(1,450)	(800)
DGD Revolver	(350)	(359)
DGD Loan Agreement	(25)	—
IEnova Revolver	(38)	(30)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and debt expense	$151	$156	$303	$313
Less: Capitalized interest	3	14	9	26
Interest and debt expense, net of capitalized interest	$148	$142	$294	$287

5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described below) and with respect to our employee stock-based compensation plans.

During the three and six months ended June 30, 2023, we purchased for treasury 8,421,452 shares and 19,414,793 shares, respectively. During the three and six months ended June 30, 2022, we purchased for treasury 14,211,408 shares and 15,757,281 shares, respectively. On October 26, 2022, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, and we completed all authorized share purchases under that program during the second quarter of 2023. On February 23, 2023, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the 2023 Program). As of June 30, 2023, we had $2.5 billion remaining available for purchase under the 2023 Program.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Dividends
On July 20, 2023, our Board declared a quarterly cash dividend of $1.02 per common share payable on September 5, 2023 to holders of record at the close of business on August 3, 2023.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2023				2022
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,031)	$(188)	$14	$(1,205)	$(549)	$(437)	$(23)	$(1,009)
Other comprehensive income (loss) before reclassifications	257	—	12	269	(442)	1	(50)	(491)
Amounts reclassified from accumulated other comprehensive loss	—	(6)	(30)	(36)	—	4	69	73
Effect of exchange rates	—	1	—	1	—	2	—	2
Other comprehensive income (loss)	257	(5)	(18)	234	(442)	7	19	(416)
Balance as of end of period	$(774)	$(193)	$(4)	$(971)	$(991)	$(430)	$(4)	$(1,425)

	Six Months Ended June 30,
	2023				2022
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,168)	$(183)	$(8)	$(1,359)	$(562)	$(441)	$(5)	$(1,008)
Other comprehensive income (loss) before reclassifications	394	—	49	443	(429)	(2)	(114)	(545)
Amounts reclassified from accumulated other comprehensive loss	—	(13)	(45)	(58)	—	11	115	126
Effect of exchange rates	—	3	—	3	—	2	—	2
Other comprehensive income (loss)	394	(10)	4	388	(429)	11	1	(417)
Balance as of end of period	$(774)	$(193)	$(4)	$(971)	$(991)	$(430)	$(4)	$(1,425)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2023, the significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
June 30, 2023
Assets
Cash and cash equivalents	$318	$—	$26	$344
Other current assets	1,204	6	31	1,241
Property, plant, and equipment, net	3,748	672	74	4,494
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$432	$782	$18	$1,232
Debt and finance lease obligations, less current portion	680	—	—	680

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2022
Assets
Cash and cash equivalents	$133	$—	$16	$149
Other current assets	1,106	7	32	1,145
Property, plant, and equipment, net	3,785	681	79	4,545
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$626	$737	$21	$1,384
Debt and finance lease obligations, less current portion	693	—	—	693

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2023	2022	2023	2022
Three months ended June 30
Service cost	$28	$39	$1	$1
Interest cost	30	21	3	2
Expected return on plan assets	(51)	(48)	—	—
Amortization of:
Net actuarial (gain) loss	(1)	13	(2)	—
Prior service credit	(4)	(5)	(1)	(1)
Net periodic benefit cost	$2	$20	$1	$2

Six months ended June 30
Service cost	$56	$77	$2	$3
Interest cost	60	42	6	4
Expected return on plan assets	(101)	(96)	—	—
Amortization of:
Net actuarial (gain) loss	(3)	26	(3)	—
Prior service credit	(9)	(9)	(2)	(2)
Net periodic benefit cost	$3	$40	$3	$5

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per common share:
Net income attributable to Valero stockholders	$1,944	$4,693	$5,011	$5,598
Less: Income allocated to participating securities	6	17	16	20
Net income available to common stockholders	$1,938	$4,676	$4,995	$5,578

Weighted-average common shares outstanding	358	404	363	406

Earnings per common share	$5.41	$11.58	$13.75	$13.75

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$1,944	$4,693	$5,011	$5,598
Less: Income allocated to participating securities	6	17	16	20
Net income available to common stockholders	$1,938	$4,676	$4,995	$5,578

Weighted-average common shares outstanding	358	404	363	406
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	358	404	363	406

Earnings per common share – assuming dilution	$5.40	$11.57	$13.74	$13.74

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

Contract Balances
Contract balances were as follows (in millions):

	June 30, 2023	December 31, 2022
Receivables from contracts with customers, included in receivables, net	$5,878	$7,189
Contract liabilities, included in accrued expenses	85	129

During the six months ended June 30, 2023 and 2022, we recognized as revenue $123 million and $72 million that was included in contract liabilities as of December 31, 2022 and 2021, respectively. Revenue recognized related to contract liabilities during the three months ended June 30, 2023 and 2022 was not material.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2023, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 6, and the associated activities to market renewable diesel and renewable naphtha. The principal products manufactured by DGD and sold by this segment are renewable diesel and renewable naphtha. This segment sells some renewable diesel to the Refining segment, which is then sold to that segment’s customers.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2023
Revenues:
Revenues from external customers	$31,996	$1,296	$1,217	$—	$34,509
Intersegment revenues	(3)	950	257	(1,204)	—
Total revenues	31,993	2,246	1,474	(1,204)	34,509
Cost of sales:
Cost of materials and other (a)	27,773	1,643	1,199	(1,185)	29,430
Operating expenses (excluding depreciation and amortization expense reflected below)	1,205	104	128	3	1,440
Depreciation and amortization expense	582	59	19	(2)	658
Total cost of sales	29,560	1,806	1,346	(1,184)	31,528
Other operating expenses	1	—	1	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$2,432	$440	$127	$(240)	$2,759

Three months ended June 30, 2022
Revenues:
Revenues from external customers	$49,495	$855	$1,291	$—	$51,641
Intersegment revenues	11	596	201	(808)	—
Total revenues	49,506	1,451	1,492	(808)	51,641
Cost of sales:
Cost of materials and other (a)	41,313	1,213	1,226	(806)	42,946
Operating expenses (excluding depreciation and amortization expense reflected below)	1,402	58	167	(1)	1,626
Depreciation and amortization expense	565	28	(3)	—	590
Total cost of sales	43,280	1,299	1,390	(807)	45,162
Other operating expenses	14	—	1	—	15
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	233	233
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$6,212	$152	$101	$(246)	$6,219
________________________
See note (a) on page 20.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2023
Revenues:
Revenues from external customers	$66,403	$2,231	$2,314	$—	$70,948
Intersegment revenues	—	1,695	480	(2,175)	—
Total revenues	66,403	3,926	2,794	(2,175)	70,948
Cost of sales:
Cost of materials and other (a)	56,283	2,974	2,330	(2,152)	59,435
Operating expenses (excluding depreciation and amortization expense reflected below)	2,466	190	258	3	2,917
Depreciation and amortization expense	1,154	117	39	(2)	1,308
Total cost of sales	59,903	3,281	2,627	(2,151)	63,660
Other operating expenses	11	—	1	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	453	453
Depreciation and amortization expense	—	—	—	21	21
Operating income by segment	$6,489	$645	$166	$(498)	$6,802

Six months ended June 30, 2022
Revenues:
Revenues from external customers	$86,308	$1,450	$2,425	$—	$90,183
Intersegment revenues	15	982	328	(1,325)	—
Total revenues	86,323	2,432	2,753	(1,325)	90,183
Cost of sales:
Cost of materials and other (a)	74,919	1,968	2,330	(1,322)	77,895
Operating expenses (excluding depreciation and amortization expense reflected below)	2,595	109	302	(1)	3,005
Depreciation and amortization expense	1,114	54	17	—	1,185
Total cost of sales	78,628	2,131	2,649	(1,323)	82,085
Other operating expenses	32	—	2	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	438	438
Depreciation and amortization expense	—	—	—	23	23
Operating income by segment	$7,663	$301	$102	$(463)	$7,603
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $388 million and $198 million for the three months ended June 30, 2023 and 2022, respectively, and $634 million and $354 million for the six months ended June 30, 2023 and 2022, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Refining:
Gasolines and blendstocks	$15,229	$20,604	$30,277	$36,164
Distillates	13,992	24,427	30,830	41,871
Other product revenues	2,775	4,464	5,296	8,273
Total Refining revenues	31,996	49,495	66,403	86,308
Renewable Diesel:
Renewable diesel	1,249	817	2,125	1,412
Renewable naphtha	47	38	106	38
Total Renewable Diesel revenues	1,296	855	2,231	1,450
Ethanol:
Ethanol	898	979	1,661	1,854
Distillers grains	319	312	653	571
Total Ethanol revenues	1,217	1,291	2,314	2,425
Revenues	$34,509	$51,641	$70,948	$90,183

Total assets by reportable segment were as follows (in millions):

	June 30, 2023	December 31, 2022
Refining	$47,253	$48,484
Renewable Diesel	5,524	5,217
Ethanol	1,499	1,551
Corporate and eliminations	6,391	5,730
Total assets	$60,667	$60,982

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Decrease (increase) in current assets:
Receivables, net	$1,225	$(4,163)
Inventories	(73)	(1,056)
Prepaid expenses and other	(55)	(108)
Increase (decrease) in current liabilities:
Accounts payable	(1,909)	4,240
Accrued expenses	(128)	(126)
Taxes other than income taxes payable	(136)	133
Income taxes payable	(652)	952
Changes in current assets and current liabilities	$(1,728)	$(128)

Changes in current assets and current liabilities for the six months ended June 30, 2023 were primarily due to the following:

•The decrease in receivables was due to a decrease in refined petroleum product prices combined with a decrease in sales volumes in June 2023 compared to December 2022;

•The decrease in accounts payable was due to a decrease in crude oil and other feedstock prices combined with a decrease in related volumes purchased in June 2023 compared to December 2022; and

•The decrease in income taxes payable was primarily due to income tax payments made in 2023.

Changes in current assets and current liabilities for the six months ended June 30, 2022 were primarily due to the following:

•The increase in receivables was due to an increase in refined petroleum product prices in June 2022 compared to December 2021, partially offset by a decrease in sales volumes;

•The increase in inventories was due to an increase in inventory volumes valued at higher unit prices in June 2022 compared to December 2021;

•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in June 2022 compared to December 2021, partially offset by a decrease in crude oil and other feedstock volumes purchased; and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The increase in income taxes payable was primarily due to higher income before income tax expense in the second quarter of 2022.
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Interest paid in excess of amount capitalized, including interest on finance leases	$273	$291
Income taxes paid, net	2,410	916

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30,
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$206	$54	$196	$39
Financing cash flows	—	107	—	86
Changes in lease balances resulting from new and modified leases	237	48	92	164

There were no significant noncash investing and financing activities during the six months ended June 30, 2023 or 2022, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2023 and December 31, 2022.

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

	June 30, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$469	$—	$—	$469	$(398)	$—	$71	$—
Physical purchase contracts	—	—	—	—	n/a	n/a	—	n/a
Investments of certain benefit plans	72	—	6	78	n/a	n/a	78	n/a
Investments in AFS debt securities	104	98	—	202	n/a	n/a	202	n/a
Total	$645	$98	$6	$749	$(398)	$—	$351

Liabilities
Commodity derivative contracts	$398	$—	$—	$398	$(398)	$—	$—	$(54)
Blending program obligations	—	55	—	55	n/a	n/a	55	n/a
Physical purchase contracts	—	51	—	51	n/a	n/a	51	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$399	$106	$—	$505	$(398)	$—	$107

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$830	$—	$—	$830	$(705)	$(8)	$117	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	72	—	6	78	n/a	n/a	78	n/a
Investments in AFS debt securities	56	165	—	221	n/a	n/a	221	n/a
Total	$958	$169	$6	$1,133	$(705)	$(8)	$420

Liabilities
Commodity derivative contracts	$705	$—	$—	$705	$(705)	$—	$—	$(149)
Blending program obligations	—	55	—	55	n/a	n/a	55	n/a
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$707	$59	$—	$766	$(705)	$—	$61

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities were reflected in the following balance sheet line items (in millions):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$—	$—	$—	$—	$125	$125
Prepaid expenses and other	104	98	202	56	40	96
Investments in AFS debt securities	$104	$98	$202	$56	$165	$221

The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges, and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and six months ended June 30, 2023. There were no AFS debt securities held as of and for the six months ended June 30, 2022.

•Blending program obligations represent our liability for the purchase of compliance credits needed to satisfy our blending obligations under various government and regulatory blending programs, such as the U.S. Environmental Protection Agency’s (EPA) Renewable Fuel Standard (RFS), the California Low Carbon Fuel Standard (LCFS), the Canada Clean Fuel Regulations, and similar programs in other jurisdictions in which we operate (collectively, the Renewable and Low-Carbon Fuel Programs). The blending program obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.

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

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022, except as noted above.

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

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,986	$8,664	$9,241	$8,902

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

As of June 30, 2023, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2023	2024
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	2,451	—
Futures – short	7,020	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	75,103	59
Futures – short	73,103	302
Corn:
Futures – long	172,335	20
Futures – short	212,675	2,120
Physical contracts – long	40,132	2,084

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2023, we had foreign currency contracts to purchase $614 million of U.S. dollars. All of these commitments matured on or before July 26, 2023.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
our credit obligations under the Renewable and Low-Carbon Fuel Programs was $387 million and $221 million for the three months ended June 30, 2023 and 2022, respectively, and $800 million and $523 million for the six months ended June 30, 2023 and 2022, respectively. These amounts are reflected in cost of materials and other.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of June 30, 2023 and December 31, 2022 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.
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

	Balance Sheet Location	June 30, 2023		December 31, 2022
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$7	$1	$61	$44

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$462	$397	$769	$661
Physical purchase contracts	Inventories	—	51	4	4
Foreign currency contracts	Accrued expenses	—	1	—	2
Total		$462	$449	$773	$667

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$31	$(130)	$126	$(294)
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	78	(180)	116	(299)

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023 and 2022, cash flow hedges primarily related to forecasted sales of renewable diesel. As of June 30, 2023, the estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2023 and 2022 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Commodity contracts	Revenues	$(10)	$(2)	$(17)	$(6)
Commodity contracts	Cost of materials and other	91	(272)	174	(867)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	6	1	9
Foreign currency contracts	Cost of materials and other	(17)	49	(20)	47
Foreign currency contracts	Other income, net	—	(115)	—	(81)

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
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our low-carbon fuels strategy, publicly announced greenhouse gas (GHG) emissions reduction/displacement targets and our current and any future low-carbon projects.

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
•earthquakes, hurricanes, tornadoes, winter storms, droughts, floods, wildfires, and other weather events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, waste and renewable feedstocks, corn, and other feedstocks, critical supplies, refined petroleum products, renewable diesel, and ethanol;
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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (f) beginning on page 53 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (f), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 59 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 58, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the second quarter and first six months of 2023 were favorably impacted by the continued strong worldwide demand for petroleum-based transportation fuels, while the worldwide supply of those products remained constrained. This supply and demand imbalance has continued to contribute to strong refining margins.

The strong demand for our products and continued strength in refining margins were the primary contributors to us reporting $1.9 billion and $5.0 billion of net income attributable to Valero stockholders for the second quarter of 2023 and the first six months of 2023, respectively. Our operating results, including operating results by segment, are described in the following summary under “Second Quarter Results” and “First Six Months Results,” with more detailed descriptions found under “RESULTS OF OPERATIONS” beginning on page 38.

Our operations generated $4.7 billion of cash during the first six months of 2023. This cash was used to make $982 million of capital investments in our business and return $3.1 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we continued to reduce our outstanding debt through the purchase of $199 million of our public debt during the first six months of 2023. As a result of this and other activity, our cash and cash equivalents increased by $213 million, from $4.9 billion as of December 31, 2022 to $5.1 billion as of June 30, 2023. We had $10.1 billion in liquidity as of June 30, 2023. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 56.

Second Quarter Results
For the second quarter of 2023, we reported net income attributable to Valero stockholders of $1.9 billion compared to $4.7 billion for the second quarter of 2022. The decrease of $2.7 billion was primarily due to a decrease in operating income of $3.5 billion, partially offset by a decrease in income tax expense of $747 million. The details of our operating income and adjusted operating income by segment and in total are reflected below. Adjusted operating income excludes the adjustments reflected in the table in note (f) on page 53.

	Three Months Ended June 30,
	2023	2022	Change
Refining segment:
Operating income	$2,432	$6,212	$(3,780)
Adjusted operating income	2,433	6,122	(3,689)
Renewable Diesel segment:
Operating income	440	152	288
Ethanol segment:
Operating income	127	101	26
Adjusted operating income	128	79	49
Total company:
Operating income	2,759	6,219	(3,460)
Adjusted operating income	2,761	6,127	(3,366)

While our operating income decreased by $3.5 billion in the second quarter of 2023 compared to the second quarter of 2022, adjusted operating income decreased by $3.4 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $3.7 billion primarily due to lower gasoline and distillate (primarily diesel) margins, partially offset by higher discounts on crude oils and lower operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment operating income increased by $288 million primarily due to lower feedstock costs and higher sales volumes, partially offset by lower product prices (primarily renewable diesel), higher operating expenses (excluding depreciation and amortization expense), and higher depreciation and amortization expense.

•Ethanol segment. Ethanol segment adjusted operating income increased by $49 million primarily due to lower corn prices, higher production volumes, and lower operating expenses (excluding depreciation and amortization expense), partially offset by lower ethanol and corn related co-product prices.

First Six Months Results
For the first six months of 2023, we reported net income attributable to Valero stockholders of $5.0 billion compared to $5.6 billion for the first six months of 2022. The decrease of $587 million was primarily due to a decrease in operating income of $801 million, partially offset by a decrease in income tax expense of $119 million. The details of our operating income and adjusted operating income by segment and in total are reflected below. Adjusted operating income excludes the adjustments reflected in the table in note (f) on page 53.

	Six Months Ended June 30,
	2023	2022	Change
Refining segment:
Operating income	$6,489	$7,663	$(1,174)
Adjusted operating income	6,500	7,591	(1,091)
Renewable Diesel segment:
Operating income	645	301	344
Ethanol segment:
Operating income	166	102	64
Adjusted operating income	167	81	86
Total company:
Operating income	6,802	7,603	(801)
Adjusted operating income	6,814	7,530	(716)
While our operating income decreased by $801 million in the first six months of 2023 compared to the first six months of 2022, adjusted operating income decreased by $716 million primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $1.1 billion primarily due to lower gasoline and distillate (primarily diesel) margins, partially offset by higher discounts on crude oils and other feedstocks, an increase in throughput volumes, and lower operating expenses (excluding depreciation and amortization expense).
•Renewable Diesel segment. Renewable Diesel segment operating income increased by $344 million primarily due to lower feedstock costs and higher sales volumes, partially offset by lower product prices (primarily renewable diesel), higher operating expenses (excluding depreciation and amortization expense), and higher depreciation and amortization expense.

•Ethanol segment. Ethanol segment adjusted operating income increased by $86 million primarily due to lower corn prices, higher production volumes, and lower operating expenses (excluding depreciation and amortization expense), partially offset by lower ethanol and corn related co-product prices.

Outlook
Many uncertainties remain with respect to the supply and demand imbalance in the petroleum-based products market worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Condensed Notes to Consolidated Financial Statements may have on us, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of 2023.

•Gasoline and diesel demand have returned to near pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve and is approaching pre-pandemic levels in the U.S.

•Light product (gasoline, diesel, and jet fuel) inventories in the U.S. and Europe are below historical levels and should support continued high utilization of refining capacity.

•Crude oil discounts have narrowed with reduced sour crude oil production from suppliers in OPEC+, and they are expected to remain near current levels absent further changes in crude oil supply or availability.

•Renewable diesel margins are expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (f) beginning on page 53, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 52 through 55.

Second Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$31,996	$1,296	$1,217	$—	$34,509
Intersegment revenues	(3)	950	257	(1,204)	—
Total revenues	31,993	2,246	1,474	(1,204)	34,509
Cost of sales:
Cost of materials and other	27,773	1,643	1,199	(1,185)	29,430
Operating expenses (excluding depreciation and amortization expense reflected below)	1,205	104	128	3	1,440
Depreciation and amortization expense	582	59	19	(2)	658
Total cost of sales	29,560	1,806	1,346	(1,184)	31,528
Other operating expenses	1	—	1	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$2,432	$440	$127	$(240)	2,759
Other income, net					106
Interest and debt expense, net of capitalized interest					(148)
Income before income tax expense					2,717
Income tax expense					595
Net income					2,122
Less: Net income attributable to noncontrolling interests					178
Net income attributable to Valero Energy Corporation stockholders					$1,944

Second Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$49,495	$855	$1,291	$—	$51,641
Intersegment revenues	11	596	201	(808)	—
Total revenues	49,506	1,451	1,492	(808)	51,641
Cost of sales:
Cost of materials and other (a)	41,313	1,213	1,226	(806)	42,946
Operating expenses (excluding depreciation and amortization expense reflected below)	1,402	58	167	(1)	1,626
Depreciation and amortization expense (b)	565	28	(3)	—	590
Total cost of sales	43,280	1,299	1,390	(807)	45,162
Other operating expenses	14	—	1	—	15
General and administrative expenses (excluding depreciation and amortization expense reflected below) (c)	—	—	—	233	233
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$6,212	$152	$101	$(246)	6,219
Other income, net					33
Interest and debt expense, net of capitalized interest					(142)
Income before income tax expense					6,110
Income tax expense					1,342
Net income					4,768
Less: Net income attributable to noncontrolling interests					75
Net income attributable to Valero Energy Corporation stockholders					$4,693

Second Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended June 30,
	2023	2022
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$77.98	$111.69
Brent less West Texas Intermediate (WTI) crude oil	4.22	3.03
Brent less WTI Houston crude oil	3.07	1.84
Brent less Dated Brent crude oil	(0.45)	(1.89)
Brent less Argus Sour Crude Index (ASCI) crude oil	4.74	6.59
Brent less Maya crude oil	14.31	7.91
Brent less Western Canadian Select (WCS) Houston crude oil	9.23	12.34
WTI crude oil	73.76	108.66

Natural gas (dollars per million British Thermal Units (MMBTu))	2.00	7.23

Renewable volume obligation (RVO) (dollars per barrel) (e)	7.69	7.80

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	12.98	23.53
Ultra-low-sulfur (ULS) diesel less Brent	14.64	48.15
Propylene less Brent (not RVO adjusted)	(38.78)	(38.56)
U.S. Mid-Continent:
CBOB gasoline less WTI	23.60	28.28
ULS diesel less WTI	25.16	52.36
North Atlantic:
CBOB gasoline less Brent	22.63	33.78
ULS diesel less Brent	17.36	62.45
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less Brent	30.63	48.04
California Air Resources Board (CARB) diesel less Brent	14.80	51.35

Second Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended June 30,
	2023	2022
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.44	$4.03
Biodiesel RIN (dollars per RIN)	1.51	1.70
California LCFS carbon credit (dollars per metric ton)	80.81	104.30
U.S. Gulf Coast (USGC) used cooking oil (UCO) (dollars per pound)	0.57	0.80
USGC distillers corn oil (DCO) (dollars per pound)	0.60	0.81
USGC fancy bleachable tallow (Tallow) (dollars per pound)	0.57	0.78

Ethanol
Chicago Board of Trade corn (dollars per bushel)	6.27	7.77
New York Harbor ethanol (dollars per gallon)	2.56	2.84

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the second quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2023	2022	Change
Revenues	$34,509	$51,641	$(17,132)
Cost of sales (see notes (a) and (b))	31,528	45,162	(13,634)
General and administrative expenses (excluding depreciation and amortization expense) (see note (c))	209	233	(24)
Operating income	2,759	6,219	(3,460)
Adjusted operating income (see note (f))	2,761	6,127	(3,366)
Other income, net	106	33	73
Income tax expense	595	1,342	(747)
Net income attributable to noncontrolling interests	178	75	103

Revenues decreased by $17.1 billion in the second quarter of 2023 compared to the second quarter of 2022 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $13.6 billion and a decrease in general and administrative expenses (excluding depreciation and amortization expense) of $24 million. The decrease in cost of sales was primarily due to decreases in crude oil and other feedstock costs, and the decrease in general and administrative expenses (excluding depreciation and amortization expense) was primarily due to the effect from a charge of $20 million for an environmental reserve adjustment in the second quarter of 2022 (see note (c)). These changes resulted in a $3.5 billion decrease in operating income, from $6.2 billion in the second quarter of 2022 to $2.8 billion in the second quarter of 2023.

Adjusted operating income decreased by $3.4 billion, from $6.1 billion in the second quarter of 2022 to $2.8 billion in the second quarter of 2023. The components of this $3.4 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.
“Other income, net” increased by $73 million in the second quarter of 2023 compared to the second quarter of 2022 due to the items noted in the following table (in millions):

	Three Months Ended June 30,
	2023	2022	Change
Interest income on cash	$62	$10	$52
Equity income on joint ventures and other	44	23	21
Other income, net	$106	$33	$73

Income tax expense decreased by $747 million in the second quarter of 2023 compared to the second quarter of 2022 primarily as a result of lower income before income tax expense.
Net income attributable to noncontrolling interests increased by $103 million in the second quarter of 2023 compared to the second quarter of 2022 primarily due to higher earnings associated with DGD. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD.
Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the second quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2023	2022	Change
Operating income	$2,432	$6,212	$(3,780)
Adjusted operating income (see note (f))	2,433	6,122	(3,689)

Refining margin (see note (f))	4,220	8,089	(3,869)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,205	1,402	(197)
Depreciation and amortization expense	582	565	17

Throughput volumes (thousand barrels per day) (see note (g))	2,969	2,962	7

Refining segment operating income decreased by $3.8 billion in the second quarter of 2023 compared to the second quarter of 2022; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (f), decreased by $3.7 billion in the second quarter of 2023 compared to the second quarter of 2022. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $3.9 billion in the second quarter of 2023 compared to the second quarter of 2022.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process.

The table on page 40 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the second quarter of 2023 compared to the second quarter of 2022.

The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $3.4 billion.
◦A decrease in gasoline margins had an unfavorable impact of approximately $1.3 billion.
◦Higher discounts on crude oils had a favorable impact of approximately $734 million.
•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $197 million primarily due to a decrease in energy costs (primarily natural gas) of $214 million, partially offset by an increase in chemicals and catalyst costs of $17 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the second quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2023	2022	Change
Operating income	$440	$152	$288

Renewable Diesel margin (see note (f))	603	238	365
Operating expenses (excluding depreciation and amortization expense reflected below)	104	58	46
Depreciation and amortization expense	59	28	31

Sales volumes (thousand gallons per day) (see note (g))	4,400	2,182	2,218

Renewable Diesel segment operating income increased by $288 million in the second quarter of 2023 compared to the second quarter of 2022. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $365 million in the second quarter of 2023 compared to the second quarter of 2022.
Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 41 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the second quarter of 2023 compared to the second quarter of 2022.
The increase in Renewable Diesel segment margin was primarily due to the following:

◦A decrease in the cost of feedstocks we process had a favorable impact of approximately $1.2 billion.

◦An increase in sales volumes of 2.2 million gallons per day had a favorable impact of approximately $237 million. The increase in sales volumes was primarily due to the additional production resulting from the completion of the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.
◦A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $1.0 billion.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $46 million primarily due to increased costs resulting from the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

•Renewable Diesel segment depreciation and amortization expense increased by $31 million primarily due to depreciation expense associated with the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the second quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2023	2022	Change
Operating income	$127	$101	$26
Adjusted operating income (see note (f))	128	79	49

Ethanol margin (see note (f))	275	266	9
Operating expenses (excluding depreciation and amortization expense reflected below)	128	167	(39)
Depreciation and amortization expense (see note (b))	19	(3)	22

Production volumes (thousand gallons per day) (see note (g))	4,443	3,861	582

Ethanol segment operating income increased by $26 million in the second quarter of 2023 compared to the second quarter of 2022; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (f), increased by $49 million in the second quarter of 2023 compared to the second quarter of 2022. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $9 million in the second quarter of 2023 compared to the second quarter of 2022. Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 41 reflects market reference prices that we believe impacted our Ethanol segment margin in the second quarter of 2023 compared to the second quarter of 2022.

The increase in Ethanol segment margin was primarily due to the following:

◦Lower corn prices had a favorable impact of approximately $129 million.

◦An increase in production volumes of 582,000 gallons per day had a favorable impact of approximately $41 million.
◦Lower ethanol prices had an unfavorable impact of approximately $100 million.
◦Lower prices for the co-products that we produce, primarily dry distillers grains and inedible DCO, had an unfavorable impact of approximately $62 million.
•Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $39 million primarily due to a decrease in energy costs (primarily natural gas) of $46 million, partially offset by an increase in chemicals and catalyst costs of $7 million.
First Six Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$66,403	$2,231	$2,314	$—	$70,948
Intersegment revenues	—	1,695	480	(2,175)	—
Total revenues	66,403	3,926	2,794	(2,175)	70,948
Cost of sales:
Cost of materials and other	56,283	2,974	2,330	(2,152)	59,435
Operating expenses (excluding depreciation and amortization expense reflected below)	2,466	190	258	3	2,917
Depreciation and amortization expense	1,154	117	39	(2)	1,308
Total cost of sales	59,903	3,281	2,627	(2,151)	63,660
Other operating expenses	11	—	1	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	453	453
Depreciation and amortization expense	—	—	—	21	21
Operating income by segment	$6,489	$645	$166	$(498)	6,802
Other income, net (d)					235
Interest and debt expense, net of capitalized interest					(294)
Income before income tax expense					6,743
Income tax expense					1,475
Net income					5,268
Less: Net income attributable to noncontrolling interests					257
Net income attributable to Valero Energy Corporation stockholders					$5,011

First Six Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$86,308	$1,450	$2,425	$—	$90,183
Intersegment revenues	15	982	328	(1,325)	—
Total revenues	86,323	2,432	2,753	(1,325)	90,183
Cost of sales:
Cost of materials and other (a)	74,919	1,968	2,330	(1,322)	77,895
Operating expenses (excluding depreciation and amortization expense reflected below)	2,595	109	302	(1)	3,005
Depreciation and amortization expense (b)	1,114	54	17	—	1,185
Total cost of sales	78,628	2,131	2,649	(1,323)	82,085
Other operating expenses	32	—	2	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below) (c)	—	—	—	438	438
Depreciation and amortization expense	—	—	—	23	23
Operating income by segment	$7,663	$301	$102	$(463)	7,603
Other income, net (d)					13
Interest and debt expense, net of capitalized interest					(287)
Income before income tax expense					7,329
Income tax expense					1,594
Net income					5,735
Less: Net income attributable to noncontrolling interests					137
Net income attributable to Valero Energy Corporation stockholders					$5,598

First Six Months Results -
Average Market Reference Prices and Differentials

	Six Months Ended June 30,
	2023	2022
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$80.09	$104.52
Brent less WTI crude oil	5.16	2.96
Brent less WTI Houston crude oil	3.68	1.58
Brent less Dated Brent crude oil	0.24	(2.90)
Brent less ASCI crude oil	6.58	5.76
Brent less Maya crude oil	16.85	8.21
Brent less WCS Houston crude oil	13.30	11.00
WTI crude oil	74.94	101.56

Natural gas (dollars per MMBtu)	2.13	5.78

RVO (dollars per barrel) (e)	7.95	7.12

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	11.51	16.38
ULS diesel less Brent	22.46	34.83
Propylene less Brent (not RVO adjusted)	(40.50)	(33.69)
U.S. Mid-Continent:
CBOB gasoline less WTI	20.65	18.93
ULS diesel less WTI	29.63	36.60
North Atlantic:
CBOB gasoline less Brent	16.98	22.51
ULS diesel less Brent	25.33	44.24
U.S. West Coast:
CARBOB 87 gasoline less Brent	27.67	34.16
CARB diesel less Brent	23.32	37.72

First Six Months Results -
Average Market Reference Prices and Differentials (continued)

	Six Months Ended June 30,
	2023	2022
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.69	$3.54
Biodiesel RIN (dollars per RIN)	1.57	1.57
California LCFS carbon credit (dollars per metric ton)	73.25	121.47
USGC UCO (dollars per pound)	0.60	0.79
USGC DCO (dollars per pound)	0.62	0.79
USGC Tallow (dollars per pound)	0.59	0.75

Ethanol
CBOT corn (dollars per bushel)	6.44	7.24
New York Harbor ethanol (dollars per gallon)	2.43	2.61

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first six months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2023	2022	Change
Revenues	$70,948	$90,183	$(19,235)
Cost of sales (see notes (a) and (b))	63,660	82,085	(18,425)
Operating income	6,802	7,603	(801)
Adjusted operating income (see note (f))	6,814	7,530	(716)
Other income, net (see note (d))	235	13	222
Income tax expense	1,475	1,594	(119)
Net income attributable to noncontrolling interests	257	137	120

Revenues decreased by $19.2 billion in the first six months of 2023 compared to the first six months of 2022 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $18.4 billion, which was primarily due to decreases in crude oil and other feedstock costs. These changes resulted in an $801 million decrease in operating income, from $7.6 billion in the first six months of 2022 to $6.8 billion in the first six months of 2023.

Adjusted operating income decreased by $716 million, from $7.5 billion in the first six months of 2022 to $6.8 billion in the first six months of 2023. The components of this $716 million decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” increased by $222 million in the first six months of 2023 compared to the first six months of 2022 primarily due to the items noted in the following table (in millions):

	Six Months Ended June 30,
	2023	2022	Change
Interest income on cash	$123	$13	$110
Net gain (loss) from early retirement of debt (see note (d))	11	(50)	61
Equity income on joint ventures and other	101	50	51
Other income, net	$235	$13	$222

Income tax expense decreased by $119 million in the first six months of 2023 compared to the first six months of 2022 primarily as a result of lower income before income tax expense.

Net income attributable to noncontrolling interests increased by $120 million in the first six months of 2023 compared to the first six months of 2022 primarily due to higher earnings associated with DGD. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first six months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2023	2022	Change
Operating income	$6,489	$7,663	$(1,174)
Adjusted operating income (see note (f))	6,500	7,591	(1,091)

Refining margin (see note (f))	10,120	11,300	(1,180)
Operating expenses (excluding depreciation and amortization expense reflected below)	2,466	2,595	(129)
Depreciation and amortization expense	1,154	1,114	40

Throughput volumes (thousand barrels per day) (see note (g))	2,950	2,881	69

Refining segment operating income decreased by $1.2 billion in the first six months of 2023 compared to the first six months of 2022; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (f), decreased by $1.1 billion in the first six months of 2023 compared to the first six months of 2022. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $1.2 billion in the first six months of 2023 compared to the first six months of 2022.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 47 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first six months of 2023 compared to the first six months of 2022.
The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $2.3 billion.
◦A decrease in gasoline margins had an unfavorable impact of approximately $805 million.

◦Higher discounts on crude oils had a favorable impact of approximately $1.4 billion.

◦An increase in throughput volumes of 69,000 barrels per day had a favorable impact of approximately $237 million.

◦Higher discounts on other feedstocks had a favorable impact of approximately $188 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $129 million primarily due to a decrease in energy costs of $264 million (primarily natural gas), partially offset by increases in chemicals and catalyst costs of $67 million, maintenance expense of $28 million, and property taxes of $22 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first six months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2023	2022	Change
Operating income	$645	$301	$344

Renewable Diesel margin (see note (f))	952	464	488
Operating expenses (excluding depreciation and amortization expense reflected below)	190	109	81
Depreciation and amortization expense	117	54	63

Sales volumes (thousand gallons per day) (see note (g))	3,698	1,961	1,737

Renewable Diesel segment operating income increased by $344 million in the first six months of 2023 compared to the first six months of 2022. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $488 million in the first six months of 2023 compared to the first six months of 2022.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 48 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first six months of 2023 compared to the first six months of 2022.

The increase in Renewable Diesel segment margin was primarily due to the following:

◦A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $1.2 billion.

◦An increase in sales volumes of 1.7 million gallons per day had a favorable impact of approximately $386 million. The increase in sales volumes was primarily due to the additional production resulting from the completion of the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

◦A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $1.0 billion.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $81 million primarily due to increased costs resulting from the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

•Renewable Diesel segment depreciation and amortization expense increased by $63 million primarily due to depreciation expense associated with the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first six months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2023	2022	Change
Operating income	$166	$102	$64
Adjusted operating income (see note (f))	167	81	86

Ethanol margin (see note (f))	464	423	41
Operating expenses (excluding depreciation and amortization expense reflected below)	258	302	(44)
Depreciation and amortization expense (see note (b))	39	17	22

Production volumes (thousand gallons per day) (see note (g))	4,314	3,953	361

Ethanol segment operating income increased by $64 million in the first six months of 2023 compared to the first six months of 2022; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (f), increased by $86 million in the first six months of 2023 compared to the first six months of 2022. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $41 million in the first six months of 2023 compared to the first six months of 2022.
Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 48 reflects market reference prices that we believe impacted our Ethanol segment margin in the first six months of 2023 compared to the first six months of 2022.

The increase in Ethanol segment margin was primarily due to the following:

◦Lower corn prices had a favorable impact of approximately $132 million.

◦An increase in production volumes of 361,000 gallons per day had a favorable impact of approximately $54 million.

◦Lower ethanol prices had an unfavorable impact of approximately $113 million.

◦Lower prices for the co-products that we produce, primarily inedible DCO, had an unfavorable impact of approximately $33 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $44 million primarily due to a decrease in energy costs (primarily natural gas) of $57 million, partially offset by increases in chemical and catalyst costs of $6 million and certain employee compensation expenses of $4 million.
________________________
The following notes relate to references on pages 38 through 51.

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

In 2020, we recognized the cost of the RVO using the 2020 quotas set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates of the quotas. As a result of the final rule released by the EPA as noted above, we recognized a benefit of $104 million in the three and six months ended June 30, 2022 primarily related to the modification of the 2020 quotas.

(b)Depreciation and amortization expense for the three and six months ended June 30, 2022 includes a gain of $23 million on the sale of our ethanol plant located in Jefferson, Wisconsin.

(c)General and administrative expenses (excluding depreciation and amortization expense) for the three and six months ended June 30, 2022 includes a charge of $20 million for an environmental reserve adjustment associated with a non-operating site.

(d)“Other income, net” includes the following:

◦a net gain of $11 million in the six months ended June 30, 2023 related to the early retirement of $199 million aggregate principal amount of various series of our senior notes; and

◦a charge of $50 million in the six months ended June 30, 2022 related to the early retirement of $1.4 billion aggregate principal amount of various series of our senior notes.

(e)The RVO cost represents the average market cost on a per barrel basis to comply with the RFS program. The RVO cost is calculated by multiplying (i) the average market price during the applicable period for the RINs associated with each class of renewable fuel (i.e., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) by (ii) the quotas for the volume of each class of renewable fuel that must be blended into petroleum-based transportation fuels consumed in the U.S., as set or proposed by the EPA, on a percentage basis for each class of renewable fuel and adding together the results of each calculation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Refining operating income to Refining margin
Refining operating income	$2,432	$6,212	$6,489	$7,663
Adjustments:
Modification of RVO (see note (a))	—	(104)	—	(104)
Operating expenses (excluding depreciation and amortization expense)	1,205	1,402	2,466	2,595
Depreciation and amortization expense	582	565	1,154	1,114
Other operating expenses	1	14	11	32
Refining margin	$4,220	$8,089	$10,120	$11,300

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$440	$152	$645	$301
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	104	58	190	109
Depreciation and amortization expense	59	28	117	54
Renewable Diesel margin	$603	$238	$952	$464

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$127	$101	$166	$102
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	128	167	258	302
Depreciation and amortization expense (see note (b))	19	(3)	39	17
Other operating expenses	1	1	1	2
Ethanol margin	$275	$266	$464	$423
◦Adjusted Refining operating income is defined as Refining segment operating income excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$2,432	$6,212	$6,489	$7,663
Adjustments:
Modification of RVO (see note (a))	—	(104)	—	(104)
Other operating expenses	1	14	11	32
Adjusted Refining operating income	$2,433	$6,122	$6,500	$7,591

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding the gain on sale of ethanol plant and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$127	$101	$166	$102
Adjustments:
Gain on sale of ethanol plant (see note (b))	—	(23)	—	(23)
Other operating expenses	1	1	1	2
Adjusted Ethanol operating income	$128	$79	$167	$81

◦Adjusted operating income is defined as total company operating income excluding the modification of RVO adjustment, the gain on sale of ethanol plant, the environmental reserve adjustment, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$2,759	$6,219	$6,802	$7,603
Adjustments:
Modification of RVO (see note (a))	—	(104)	—	(104)
Gain on sale of ethanol plant (see note (b))	—	(23)	—	(23)
Environmental reserve adjustment (see note (c))	—	20	—	20
Other operating expenses	2	15	12	34
Adjusted operating income	$2,761	$6,127	$6,814	$7,530

(g)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of June 30, 2023 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,994
Canadian Revolver (b)	110
Accounts receivable sales facility	1,300
Total available capacity	5,404
Cash and cash equivalents (c)	4,731
Total liquidity	$10,135
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 4 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of June 30, 2023 in Canadian dollars was C$145 million.
(c)Excludes $344 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$4,682	$6,433
Investing activities	(1,078)	(1,460)
Financing activities:
Debt issuances and borrowings	1,804	1,844
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(2,158)	(3,026)
Return to stockholders:
Purchases of common stock for treasury	(2,393)	(1,892)
Common stock dividend payments	(746)	(800)
Return to stockholders	(3,139)	(2,692)
Other financing activities	(27)	232
Financing activities	(3,520)	(3,642)
Effect of foreign exchange rate changes on cash	129	(61)
Net increase in cash and cash equivalents	$213	$1,270
Cash Flows for the Six Months Ended June 30, 2023
In the first six months of 2023, we used the $4.7 billion of cash generated by our operations and the $1.8 billion in debt borrowings to make $1.1 billion of investments in our business, repay $2.2 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), return $3.1 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $213 million. The debt borrowings and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $4.7 billion of cash in the first six months of 2023, driven primarily by net income of $5.3 billion and noncash charges to income of $1.1 billion, partially offset by an unfavorable change in working capital of $1.7 billion. Noncash charges primarily included $1.3 billion of depreciation and amortization expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.1 billion primarily consisted of $982 million in capital investments, as defined below under “Capital Investments,” of which $161 million related to capital investments made by DGD.

Cash Flows for the Six Months Ended June 30, 2022
In the first six months of 2022, we used the $6.4 billion of cash generated by our operations and $1.8 billion in debt issuances and borrowings to make $1.5 billion of investments in our business, repay $3.0 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), return $2.7 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $1.3 billion. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.
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

Our investing activities primarily consisted of $1.5 billion in capital investments, of which $471 million related to capital investments made by DGD and $19 million related to capital expenditures of VIEs other than DGD.

Other financing activities of $232 million primarily consisted of $240 million in contributions from the other joint venture member in DGD.

Our Capital Resources
Our material cash requirements as of June 30, 2023 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

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

	Six Months Ended June 30,
	2023	2022
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$311	$324
Capital expenditures of VIEs:
DGD	122	458
Other VIEs	2	19
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	508	681
Deferred turnaround and catalyst cost expenditures of DGD	39	13
Investments in nonconsolidated joint ventures	—	1
Capital investments	982	1,496
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(80)	(235)
Capital expenditures of other VIEs	(2)	(19)
Capital investments attributable to Valero	$900	$1,242

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

Contractual Obligations
As of June 30, 2023, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the six months ended June 30, 2023, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2023.

During the six months ended June 30, 2023, we used cash on hand to purchase and retire $199 million of our public debt. We will continue to evaluate further deleveraging opportunities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the three and six months ended June 30, 2023, we purchased for treasury 8,421,452 of our shares for a total cost of $951 million and 19,414,793 shares for $2.4 billion, respectively. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of June 30, 2023, we had $2.5 billion remaining available for purchase under the 2023 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under this program.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2022, we plan to contribute $108 million to our pension plans and $21 million to our other postretirement benefit plans during 2023. No significant contributions were made during the six months ended June 30, 2023.

Cash Held by Our Foreign Subsidiaries
As of June 30, 2023, $3.9 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

Environmental Matters
Our operations are subject to extensive environmental regulations by government authorities relating to, among other matters, the discharge of materials into the environment, climate, waste management, pollution prevention measures, GHG and other emissions, our facilities and operations, and characteristics and composition of many of our products. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future costs and expenditures required for environmental matters could increase.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

The following tables provide information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. A 10 percent increase or decrease in our floating interest rates would not have a material effect on our results of operations. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. See Note 4 of Condensed Notes to Consolidated Financial Statements for additional information related to our debt.

	June 30, 2023 (a)
	Expected Maturity Dates
	Remainder of 2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$564	$6,421	$8,265	$7,864
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$786	$14	$—	$—	$—	$—	$800	$800
Average interest rate	8.6%	6.3%	—%	—%	—%	—%	8.6%

	December 31, 2022 (a)
	Expected Maturity Dates
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$578	$6,606	$8,464	$8,041
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$861	$—	$—	$—	$—	$—	$861	$861
Average interest rate	7.1%	—%	—%	—%	—%	—%	7.1%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2022. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of June 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2023.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2022 or in our quarterly report on Form 10-Q for the quarter ended March 31, 2023.

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

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). On May 1, 2023, the BAAQMD issued a Notice of Violation (NOV) to our Benicia Refinery in connection with a release from a pressure relief device. We are working with the BAAQMD to resolve this NOV.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 2023	21,404	$120.66	—	$3.4 billion
May 2023	3,091,392	$111.30	3,086,238	$3.1 billion
June 2023	5,308,656	$112.00	5,304,000	$2.5 billion
Total	8,421,452	$111.76	8,390,238	$2.5 billion
________________________
(a)The shares reported in this column include 31,214 shares related to our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On October 26, 2022, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, and we completed all authorized share purchases under that program during the second quarter of 2023. On February 23, 2023, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of June 30, 2023, we had $2.5 billion remaining available for purchase under the 2023 Program.

ITEM 5. OTHER INFORMATION

(a)On July 21, 2023, the Human Resources and Compensation Committee of the Board of Directors of Valero Energy Corporation elected to amend the Valero Energy Corporation Supplemental Executive Retirement Plan, effective for retirements on or after July 1, 2023, to modify the interest rate that is used to calculate the lump-sum benefit thereunder based on the average of Internal Revenue Service (IRS) lump-sum interest rates for the 60-month period ending with the fifth month prior to the participant’s retirement rather than the IRS lump-sum interest rates for the month of August preceding the calendar year of the participant’s retirement. This change is solely intended to eliminate the volatility and impact of fluctuations from year-over-year changes in actuarial assumptions, which can significantly increase or decrease the calculated value of such benefit from one year to the next and could negatively impact retention.

(b)None.

(c)During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

*+10.01	Valero Energy Corporation Supplemental Executive Retirement Plan, as amended and restated effective July 1, 2023.

22.01	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
Date: July 27, 2023