Form 10-Q
period 2023-09-30
VALERO ENERGY CORP/TX
filed 2023-10-26
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 20, 2023 was 340,452,942.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,831	$4,862
Receivables, net	12,566	11,919
Inventories	7,513	6,752
Prepaid expenses and other	667	600
Total current assets	26,577	24,133
Property, plant, and equipment, at cost	51,208	50,576
Accumulated depreciation	(20,955)	(19,598)
Property, plant, and equipment, net	30,253	30,978
Deferred charges and other assets, net	6,345	5,871
Total assets	$63,175	$60,982
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,334	$1,109
Accounts payable	13,342	12,728
Accrued expenses	1,219	1,215
Taxes other than income taxes payable	1,419	1,568
Income taxes payable	278	841
Total current liabilities	17,592	17,461
Debt and finance lease obligations, less current portion	10,107	10,526
Deferred income tax liabilities	5,231	5,217
Other long-term liabilities	2,188	2,310
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,900	6,863
Treasury stock, at cost; 333,047,642 and 301,372,958 common shares	(24,381)	(20,197)
Retained earnings	44,774	38,247
Accumulated other comprehensive loss	(1,325)	(1,359)
Total Valero Energy Corporation stockholders’ equity	25,975	23,561
Noncontrolling interests	2,082	1,907
Total equity	28,057	25,468
Total liabilities and equity	$63,175	$60,982
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues (a)	$38,404	$44,454	$109,352	$134,637
Cost of sales:
Cost of materials and other	32,385	38,064	91,820	115,959
Operating expenses (excluding depreciation and amortization expense reflected below)	1,578	1,746	4,495	4,751
Depreciation and amortization expense	671	621	1,979	1,806
Total cost of sales	34,634	40,431	98,294	122,516
Other operating expenses	6	6	18	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	250	214	703	652
Depreciation and amortization expense	11	11	32	34
Operating income	3,503	3,792	10,305	11,395
Other income, net	122	74	357	87
Interest and debt expense, net of capitalized interest	(149)	(138)	(443)	(425)
Income before income tax expense	3,476	3,728	10,219	11,057
Income tax expense	813	816	2,288	2,410
Net income	2,663	2,912	7,931	8,647
Less: Net income attributable to noncontrolling interests	41	95	298	232
Net income attributable to Valero Energy Corporation stockholders	$2,622	$2,817	$7,633	$8,415

Earnings per common share	$7.49	$7.20	$21.22	$20.94
Weighted-average common shares outstanding (in millions)	349	390	359	400

Earnings per common share – assuming dilution	$7.49	$7.19	$21.21	$20.93
Weighted-average common shares outstanding – assuming dilution (in millions)	349	390	359	401
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,468	$1,213	$4,339	$3,890

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$2,663	$2,912	$7,931	$8,647
Other comprehensive income (loss):
Foreign currency translation adjustment	(314)	(606)	77	(1,035)
Net gain (loss) on pension and other postretirement benefits	(12)	8	(25)	25
Net gain (loss) on cash flow hedges	(78)	69	(68)	74
Other comprehensive loss before income tax expense (benefit)	(404)	(529)	(16)	(936)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(11)	9	(16)	16
Other comprehensive loss	(393)	(538)	—	(952)
Comprehensive income	2,270	2,374	7,931	7,695
Less: Comprehensive income attributable to noncontrolling interests	2	129	264	269
Comprehensive income attributable to Valero Energy Corporation stockholders	$2,268	$2,245	$7,667	$7,426

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of June 30, 2023	$7	$6,889	$(22,586)	$42,512	$(971)	$25,851	$2,143	$27,994
Net income	—	—	—	2,622	—	2,622	41	2,663
Dividends on common stock ($1.02 per share)	—	—	—	(360)	—	(360)	—	(360)
Stock-based compensation expense	—	15	—	—	—	15	—	15
Transactions in connection with stock-based compensation plans	—	(4)	10	—	—	6	—	6
Purchases of common stock for treasury	—	—	(1,805)	—	—	(1,805)	—	(1,805)
Distributions to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Other comprehensive loss	—	—	—	—	(354)	(354)	(39)	(393)
Balance as of September 30, 2023	$7	$6,900	$(24,381)	$44,774	$(1,325)	$25,975	$2,082	$28,057

Balance as of June 30, 2022	$7	$6,845	$(17,537)	$33,079	$(1,425)	$20,969	$1,764	$22,733
Net income	—	—	—	2,817	—	2,817	95	2,912
Dividends on common stock ($0.98 per share)	—	—	—	(386)	—	(386)	—	(386)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Transactions in connection with stock-based compensation plans	—	—	(1)	—	—	(1)	—	(1)
Purchases of common stock for treasury	—	—	(928)	—	—	(928)	—	(928)
Distributions to noncontrolling interests	—	—	—	—	—	—	(90)	(90)
Other comprehensive income (loss)	—	—	—	—	(572)	(572)	34	(538)
Balance as of September 30, 2022	$7	$6,858	$(18,466)	$35,510	$(1,997)	$21,912	$1,803	$23,715

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468
Net income	—	—	—	7,633	—	7,633	298	7,931
Dividends on common stock ($3.06 per share)	—	—	—	(1,106)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	68	—	—	—	68	—	68
Transactions in connection with stock-based compensation plans	—	(31)	38	—	—	7	—	7
Purchases of common stock for treasury	—	—	(4,222)	—	—	(4,222)	—	(4,222)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Other comprehensive income (loss)	—	—	—	—	34	34	(34)	—
Balance as of September 30, 2023	$7	$6,900	$(24,381)	$44,774	$(1,325)	$25,975	$2,082	$28,057

Balance as of December 31, 2021	$7	$6,827	$(15,677)	$28,281	$(1,008)	$18,430	$1,387	$19,817
Net income	—	—	—	8,415	—	8,415	232	8,647
Dividends on common stock ($2.94 per share)	—	—	—	(1,186)	—	(1,186)	—	(1,186)
Stock-based compensation expense	—	60	—	—	—	60	—	60
Transactions in connection with stock-based compensation plans	—	(29)	31	—	—	2	—	2
Purchases of common stock for treasury	—	—	(2,820)	—	—	(2,820)	—	(2,820)
Contributions from noncontrolling interests	—	—	—	—	—	—	240	240
Distributions to noncontrolling interests	—	—	—	—	—	—	(93)	(93)
Other comprehensive income (loss)	—	—	—	—	(989)	(989)	37	(952)
Balance as of September 30, 2022	$7	$6,858	$(18,466)	$35,510	$(1,997)	$21,912	$1,803	$23,715

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$7,931	$8,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,011	1,840
Loss (gain) on early retirement of debt, net	(11)	24
Deferred income tax expense (benefit)	32	(161)
Changes in current assets and current liabilities	(1,695)	(1,617)
Changes in deferred charges and credits and other operating activities, net	(278)	(255)
Net cash provided by operating activities	7,990	8,478
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(468)	(552)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(183)	(682)
Other VIEs	(4)	(30)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(665)	(820)
Deferred turnaround and catalyst cost expenditures of DGD	(56)	(13)
Purchases of available-for-sale (AFS) debt securities	(237)	—
Proceeds from sales and maturities of AFS debt securities	220	—
Proceeds from sale of assets	—	32
Investments in nonconsolidated joint ventures	—	(1)
Other investing activities, net	11	(4)
Net cash used in investing activities	(1,382)	(2,070)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	1,750	1,839
Proceeds from borrowings of VIEs:
DGD	500	684
Other VIEs	86	73
Repayments of debt and finance lease obligations (excluding VIEs)	(2,071)	(4,234)
Repayments of debt and finance lease obligations of VIEs:
DGD	(474)	(718)
Other VIEs	(59)	(51)
Premiums paid on early retirement of debt	(5)	(48)
Purchases of common stock for treasury	(4,180)	(2,769)
Common stock dividend payments	(1,106)	(1,186)
Contributions from noncontrolling interests	75	240
Distributions to noncontrolling interests	(164)	(93)
Other financing activities, net	3	(6)
Net cash used in financing activities	(5,645)	(6,269)
Effect of foreign exchange rate changes on cash	6	(292)
Net increase (decrease) in cash and cash equivalents	969	(153)
Cash and cash equivalents at beginning of period	4,862	4,122
Cash and cash equivalents at end of period	$5,831	$3,969
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

2.    UNCERTAINTY

In September 2022, California adopted Senate Bill No. 1322 (SB 1322), which requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information. The provisions of SB 1322 were effective January 2023.

In March 2023, California adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which, among other things, (i) authorized the establishment of a maximum gross gasoline refining margin (max margin) and the imposition of a financial penalty for profits above a max margin, (ii) significantly expanded the reporting obligations under SB 1322 and the Petroleum Industry Information Reporting Act of 1980, which include reporting requirements to the

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
California Energy Commission (CEC) for all participants in the petroleum industry supply chain in California (e.g., refiners, marketers, importers, transporters, terminals, producers, renewables producers, pipelines, and ports), (iii) created the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorized the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. SBx 1-2 imposes increased and substantial reporting requirements, which include daily, weekly, monthly, and annual reporting of detailed operational and financial data on all aspects of our operations in California, much of it at the transaction level. The operational data includes our plans for turnaround and maintenance activities at our two California refineries and the manner in which we expect to address the potential impacts on feedstock and product inventories in California as a result of such turnaround and maintenance activities. The provisions of SBx 1-2 became effective June 26, 2023.

In September 2023, Governor Newsom directed the CEC to immediately begin the regulatory processes concerning the potential imposition of a penalty for exceeding a max margin and the timing of refinery turnarounds and maintenance. Consequently, the CEC adopted an order instituting an informational proceeding on a max margin and penalty under SBx 1-2, as well as an order initiating rulemaking activity under SBx 1-2. The CEC indicated the latter rulemaking process will be focused on refinery maintenance and turnarounds; however, it remains uncertain as to whether, when, and to what extent any regulations will address the remaining reporting requirements under SBx 1-2.

We continue to review and analyze the provisions of SBx 1-2 and the possible impacts to our refining and marketing operations in California. While the CEC has not yet established a max margin, imposed a financial penalty for profits above a max margin, or imposed restrictions on turnaround and maintenance activities, Governor Newsom’s direction to the CEC to begin the regulatory processes related to each of those matters, as described above, and the potential implementation of a financial penalty or any restrictions or delays on our ability to undertake turnaround or maintenance activities creates uncertainty due to the potential adverse effects on us. Any adverse effects on our operations or financial performance in California could indicate that the carrying value of our assets in California is not recoverable, which would result in an impairment loss that could be material. In addition, if the circumstances that trigger an impairment loss result in a reduction in the estimated useful lives of the assets, we may be required to recognize an asset retirement obligation that could be material. Other jurisdictions are contemplating similarly focused legislation or actions.

The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments on us.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Refinery feedstocks	$1,878	$1,949
Refined petroleum products and blendstocks	4,232	3,579
Renewable diesel feedstocks and products	797	583
Ethanol feedstocks and products	270	328
Materials and supplies	336	313
Inventories	$7,513	$6,752

As of September 30, 2023 and December 31, 2022, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $6.1 billion and $6.3 billion, respectively. Our non-LIFO inventories accounted for $1.3 billion and $1.6 billion of our total inventories as of September 30, 2023 and December 31, 2022, respectively.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the nine months ended September 30, 2022, the following activity occurred:
•In September 2022, we used cash on hand to purchase and retire a portion of the following notes in connection with cash tender offers that we publicly announced in August 2022 and completed in September 2022 (in millions):

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (amounts in millions and currency in U.S. dollars, except as noted):

				September 30, 2023
	Facility Amount		Maturity Date	Outstanding Borrowings		Letters of Credit Issued (a)		Availability
Committed facilities:
Valero Revolver		$4,000	November 2027		$—		$4		$3,996
Canadian Revolver (b)	C$	150	November 2023	C$	—	C$	5	C$	145
Accounts receivable sales facility		$1,300	July 2024		$—	n/a			$1,300
Committed facilities of VIEs (c):
DGD Revolver (d)		$400	June 2026		$200		$106		$94
DGD Loan Agreement (e)		$100	June 2026		$—	n/a			$100
IEnova Revolver (f)		$830	February 2028		$748	n/a			$82
Uncommitted facilities:
Letter of credit facilities	n/a		n/a	n/a			$177	n/a
________________________
(a)Letters of credit issued as of September 30, 2023 expire at various times in 2023 through 2026.
(b)On October 24, 2023, we amended this facility to (i) extend the maturity date to February 2024 and (ii) reduce the facility amount so that, effective October 31, 2023, the facility amount will equal the amount of the outstanding letters of credit thereunder, and will not permit further borrowings other than certain deemed borrowings to satisfy the reimbursement obligations under such letters of credit.
(c)Creditors of the VIEs do not have recourse against us.
(d)In June 2023, DGD amended this facility to (i) extend the maturity date to June 2026 and (ii) transition the benchmark reference interest rate previously based on the London Interbank Offered Rate (LIBOR) to a secured overnight financing rate (SOFR). The variable interest rate on the DGD Revolver was 7.173 percent and 5.880 percent as of September 30, 2023 and December 31, 2022, respectively.
(e)The amounts shown for this facility represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation. In April 2023, DGD extended the maturity date of this agreement to June 2023. In June 2023, DGD entered into a new unsecured revolving loan agreement that replaced and superseded the previous agreement. The new agreement includes the following modifications from the previous agreement: (i) extends the maturity date to June 2026, (ii) increases each member’s commitment from $25 million to $100 million, resulting in an increase in aggregate commitments from $50 million to $200 million, and (iii) transitions the benchmark reference interest rate previously based on the LIBOR to Term SOFR. The variable interest rate on the DGD Loan Agreement was 6.672 percent as of December 31, 2022.
(f)Both parties to this facility have agreed to use a SOFR as the interest rate applied to outstanding borrowings. The variable interest rate on the IEnova Revolver was 9.097 percent and 7.393 percent as of September 30, 2023 and December 31, 2022, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Borrowings:
Accounts receivable sales facility	$1,750	$1,200
DGD Revolver	500	659
DGD Loan Agreement	—	25
IEnova Revolver	86	73
Repayments:
Accounts receivable sales facility	(1,750)	(1,200)
DGD Revolver	(400)	(659)
DGD Loan Agreement	(25)	(50)
IEnova Revolver	(55)	(47)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and debt expense	$153	$154	$456	$467
Less: Capitalized interest	4	16	13	42
Interest and debt expense, net of capitalized interest	$149	$138	$443	$425

5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described below) and with respect to our employee stock-based compensation plans.

During the three and nine months ended September 30, 2023, we purchased for treasury 12,805,162 shares and 32,219,955 shares, respectively. During the three and nine months ended September 30, 2022, we purchased for treasury 8,444,754 shares and 24,202,035 shares, respectively. On October 26, 2022, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, and we completed all authorized share purchases under that program during the second quarter of 2023. On February 23, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the February 2023 Program). As of September 30, 2023, we had $649 million remaining available for purchase under the February 2023 Program. On September 15, 2023, we announced that our Board authorized us to purchase shares of our outstanding

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2023 Program.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2023				2022
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(774)	$(193)	$(4)	$(971)	$(991)	$(430)	$(4)	$(1,425)
Other comprehensive income (loss) before reclassifications	(315)	—	(77)	(392)	(606)	—	30	(576)
Amounts reclassified from accumulated other comprehensive loss	—	(7)	47	40	—	7	(3)	4
Effect of exchange rates	—	(2)	—	(2)	—	—	—	—
Other comprehensive income (loss)	(315)	(9)	(30)	(354)	(606)	7	27	(572)
Balance as of end of period	$(1,089)	$(202)	$(34)	$(1,325)	$(1,597)	$(423)	$23	$(1,997)

	Nine Months Ended September 30,
	2023				2022
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,168)	$(183)	$(8)	$(1,359)	$(562)	$(441)	$(5)	$(1,008)
Other comprehensive income (loss) before reclassifications	79	—	(28)	51	(1,035)	(2)	(84)	(1,121)
Amounts reclassified from accumulated other comprehensive loss	—	(20)	2	(18)	—	18	112	130
Effect of exchange rates	—	1	—	1	—	2	—	2
Other comprehensive income (loss)	79	(19)	(26)	34	(1,035)	18	28	(989)
Balance as of end of period	$(1,089)	$(202)	$(34)	$(1,325)	$(1,597)	$(423)	$23	$(1,997)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of September 30, 2023, the significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
September 30, 2023
Assets
Cash and cash equivalents	$198	$—	$25	$223
Other current assets	1,387	8	30	1,425
Property, plant, and equipment, net	3,764	668	71	4,503
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$549	$799	$18	$1,366
Debt and finance lease obligations, less current portion	676	—	—	676

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2022
Assets
Cash and cash equivalents	$133	$—	$16	$149
Other current assets	1,106	7	32	1,145
Property, plant, and equipment, net	3,785	681	79	4,545
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$626	$737	$21	$1,384
Debt and finance lease obligations, less current portion	693	—	—	693

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2023	2022	2023	2022
Three months ended September 30
Service cost	$28	$37	$1	$1
Interest cost	30	22	3	2
Expected return on plan assets	(50)	(48)	—	—
Amortization of:
Net actuarial (gain) loss	(2)	14	(1)	—
Prior service credit	(5)	(5)	(1)	(1)
Settlement loss	—	12	—	—
Net periodic benefit cost	$1	$32	$2	$2

Nine months ended September 30
Service cost	$84	$114	$3	$4
Interest cost	90	64	9	6
Expected return on plan assets	(151)	(144)	—	—
Amortization of:
Net actuarial (gain) loss	(5)	40	(4)	—
Prior service credit	(14)	(14)	(3)	(3)
Settlement loss	—	12	—	—
Net periodic benefit cost	$4	$72	$5	$7

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per common share:
Net income attributable to Valero stockholders	$2,622	$2,817	$7,633	$8,415
Less: Income allocated to participating securities	8	11	24	31
Net income available to common stockholders	$2,614	$2,806	$7,609	$8,384

Weighted-average common shares outstanding	349	390	359	400

Earnings per common share	$7.49	$7.20	$21.22	$20.94

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$2,622	$2,817	$7,633	$8,415
Less: Income allocated to participating securities	8	11	24	31
Net income available to common stockholders	$2,614	$2,806	$7,609	$8,384

Weighted-average common shares outstanding	349	390	359	400
Effect of dilutive securities	—	—	—	1
Weighted-average common shares outstanding – assuming dilution	349	390	359	401

Earnings per common share – assuming dilution	$7.49	$7.19	$21.21	$20.93

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

Contract Balances
Contract balances were as follows (in millions):

	September 30, 2023	December 31, 2022
Receivables from contracts with customers, included in receivables, net	$7,451	$7,189
Contract liabilities, included in accrued expenses	38	129

During the nine months ended September 30, 2023 and 2022, we recognized as revenue $125 million and $74 million that was included in contract liabilities as of December 31, 2022 and 2021, respectively. Revenue recognized related to contract liabilities during the three months ended September 30, 2023 and 2022 was not material.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of September 30, 2023, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended September 30, 2023
Revenues:
Revenues from external customers	$36,521	$759	$1,124	$—	$38,404
Intersegment revenues	8	672	310	(990)	—
Total revenues	36,529	1,431	1,434	(990)	38,404
Cost of sales:
Cost of materials and other (a)	31,115	1,169	1,092	(991)	32,385
Operating expenses (excluding depreciation and amortization expense reflected below)	1,366	84	125	3	1,578
Depreciation and amortization expense	597	55	20	(1)	671
Total cost of sales	33,078	1,308	1,237	(989)	34,634
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	250	250
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,445	$123	$197	$(262)	$3,503

Three months ended September 30, 2022
Revenues:
Revenues from external customers	$42,280	$967	$1,207	$—	$44,454
Intersegment revenues	9	508	179	(696)	—
Total revenues	42,289	1,475	1,386	(696)	44,454
Cost of sales:
Cost of materials and other (a)	36,389	1,161	1,203	(689)	38,064
Operating expenses (excluding depreciation and amortization expense reflected below)	1,516	69	162	(1)	1,746
Depreciation and amortization expense	568	33	20	—	621
Total cost of sales	38,473	1,263	1,385	(690)	40,431
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	214	214
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,810	$212	$1	$(231)	$3,792
________________________
See note (a) on page 21.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Nine months ended September 30, 2023
Revenues:
Revenues from external customers	$102,924	$2,990	$3,438	$—	$109,352
Intersegment revenues	8	2,367	790	(3,165)	—
Total revenues	102,932	5,357	4,228	(3,165)	109,352
Cost of sales:
Cost of materials and other (a)	87,398	4,143	3,422	(3,143)	91,820
Operating expenses (excluding depreciation and amortization expense reflected below)	3,832	274	383	6	4,495
Depreciation and amortization expense	1,751	172	59	(3)	1,979
Total cost of sales	92,981	4,589	3,864	(3,140)	98,294
Other operating expenses	17	—	1	—	18
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	703	703
Depreciation and amortization expense	—	—	—	32	32
Operating income by segment	$9,934	$768	$363	$(760)	$10,305

Nine months ended September 30, 2022
Revenues:
Revenues from external customers	$128,588	$2,417	$3,632	$—	$134,637
Intersegment revenues	24	1,490	507	(2,021)	—
Total revenues	128,612	3,907	4,139	(2,021)	134,637
Cost of sales:
Cost of materials and other (a)	111,308	3,129	3,533	(2,011)	115,959
Operating expenses (excluding depreciation and amortization expense reflected below)	4,111	178	464	(2)	4,751
Depreciation and amortization expense	1,682	87	37	—	1,806
Total cost of sales	117,101	3,394	4,034	(2,013)	122,516
Other operating expenses	38	—	2	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	652	652
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$11,473	$513	$103	$(694)	$11,395
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $266 million and $191 million for the three months ended September 30, 2023 and 2022, respectively, and $900 million and $545 million for the nine months ended September 30, 2023 and 2022, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Refining:
Gasolines and blendstocks	$17,025	$17,862	$47,302	$54,026
Distillates	16,392	20,481	47,222	62,352
Other product revenues	3,104	3,937	8,400	12,210
Total Refining revenues	36,521	42,280	102,924	128,588
Renewable Diesel:
Renewable diesel	739	899	2,864	2,311
Renewable naphtha	20	68	126	106
Total Renewable Diesel revenues	759	967	2,990	2,417
Ethanol:
Ethanol	861	966	2,522	2,820
Distillers grains	263	241	916	812
Total Ethanol revenues	1,124	1,207	3,438	3,632
Revenues	$38,404	$44,454	$109,352	$134,637

Total assets by reportable segment were as follows (in millions):

	September 30, 2023	December 31, 2022
Refining	$49,171	$48,484
Renewable Diesel	5,552	5,217
Ethanol	1,501	1,551
Corporate and eliminations	6,951	5,730
Total assets	$63,175	$60,982

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Increase in current assets:
Receivables, net	$(709)	$(1,435)
Inventories	(720)	(703)
Prepaid expenses and other	(40)	(201)
Increase (decrease) in current liabilities:
Accounts payable	656	746
Accrued expenses	(31)	38
Taxes other than income taxes payable	(222)	(103)
Income taxes payable	(629)	41
Changes in current assets and current liabilities	$(1,695)	$(1,617)

Changes in current assets and current liabilities for the nine months ended September 30, 2023 were primarily due to the following:

•The increase in receivables was due to an increase in refined petroleum product prices in September 2023 compared to December 2022;

•The increase in inventories was due to an increase in inventory volumes in September 2023 compared to December 2022;

•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in September 2023 compared to December 2022; and

•The decrease in income taxes payable was primarily due to income tax payments made during the nine months ended September 30, 2023.

Changes in current assets and current liabilities for the nine months ended September 30, 2022 were primarily due to the following:

•The increase in receivables was due to an increase in refined petroleum product prices in September 2022 compared to December 2021;

•The increase in inventories was due to an increase in inventory volumes valued at higher unit prices in September 2022 compared to December 2021; and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The increase in accounts payable was due to an increase in crude oil and other feedstock prices in September 2022 compared to December 2021, partially offset by a decrease in related volumes purchased.
Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Interest paid in excess of amount capitalized, including interest on finance leases	$372	$383
Income taxes paid, net	3,098	2,630

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Nine Months Ended September 30,
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$316	$81	$296	$59
Financing cash flows	—	190	—	129
Changes in lease balances resulting from new and modified leases	343	84	132	156

There were no significant noncash investing and financing activities during the nine months ended September 30, 2023 or 2022, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2023 and December 31, 2022.

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

	September 30, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$909	$—	$—	$909	$(907)	$—	$2	$—
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	77	—	4	81	n/a	n/a	81	n/a
Investments in AFS debt securities	85	66	—	151	n/a	n/a	151	n/a
Total	$1,075	$66	$4	$1,145	$(907)	$—	$238

Liabilities
Commodity derivative contracts	$1,148	$—	$—	$1,148	$(907)	$(241)	$—	$(141)
Blending program obligations	—	129	—	129	n/a	n/a	129	n/a
Physical purchase contracts	—	14	—	14	n/a	n/a	14	n/a
Total	$1,148	$143	$—	$1,291	$(907)	$(241)	$143

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$830	$—	$—	$830	$(705)	$(8)	$117	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	72	—	6	78	n/a	n/a	78	n/a
Investments in AFS debt securities	56	165	—	221	n/a	n/a	221	n/a
Total	$958	$169	$6	$1,133	$(705)	$(8)	$420

Liabilities
Commodity derivative contracts	$705	$—	$—	$705	$(705)	$—	$—	$(149)
Blending program obligations	—	55	—	55	n/a	n/a	55	n/a
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$707	$59	$—	$766	$(705)	$—	$61

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities were reflected in the following balance sheet line items, depending on their original maturities when acquired (in millions):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$—	$33	$33	$—	$125	$125
Prepaid expenses and other	85	33	118	56	40	96
Investments in AFS debt securities	$85	$66	$151	$56	$165	$221

The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges, and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and nine months ended September 30, 2023. There were no AFS debt securities held as of and for the nine months ended September 30, 2022.

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

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022, except as noted above.

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

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$9,150	$8,549	$9,241	$8,902

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

As of September 30, 2023, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2023	2024
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	915	200
Futures – short	6,765	2,362

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	81,133	4,214
Futures – short	87,324	5,260
Corn:
Futures – long	66,695	90
Futures – short	82,415	3,290
Physical contracts – long	14,533	3,193

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of September 30, 2023, we had foreign currency contracts to purchase $630 million of U.S. dollars. All of these commitments matured on or before October 25, 2023.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
our credit obligations under the Renewable and Low-Carbon Fuel Programs was $438 million and $461 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 billion and $984 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are reflected in cost of materials and other.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of September 30, 2023 and December 31, 2022 (in millions) and the line items in the balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.
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

	Balance Sheet Location	September 30, 2023		December 31, 2022
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$10	$19	$61	$44

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$899	$1,129	$769	$661
Physical purchase contracts	Inventories	—	14	4	4
Foreign currency contracts	Receivables, net	4	—	—	—
Foreign currency contracts	Accrued expenses	—	—	—	2
Total		$903	$1,143	$773	$667

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity contracts:
Gain (loss) recognized in other comprehensive loss	n/a	$(197)	$79	$(71)	$(215)
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(119)	10	(3)	(289)

For cash flow hedges, no component of any derivative instrument’s gains or losses was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2023 and 2022. For the three and nine months ended September 30, 2023 and 2022, cash flow hedges primarily related to forecasted sales of renewable diesel. As of September 30, 2023, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2023 and 2022 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in the statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity contracts	Revenues	$(2)	$(6)	$(19)	$(12)
Commodity contracts	Cost of materials and other	(48)	(109)	126	(976)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	(18)	1	(9)
Foreign currency contracts	Cost of materials and other	19	57	(1)	104
Foreign currency contracts	Other income, net	—	(38)	—	(119)

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

These forward-looking statements include, among other things, statements regarding:

•the effect, impact, potential duration or timing, or other implications of global geopolitical and other conflicts and tensions;
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
•expectations regarding the levels of, costs and timing with respect to, the production and operations at our existing refineries and plants, projects under evaluation, construction or under development, and former projects;
•our anticipated level of capital investments, including deferred turnaround and catalyst cost expenditures, our expected allocation between, and/or within, growth capital expenditures and sustaining capital expenditures, capital expenditures for environmental and other purposes, and joint venture investments, the expected costs and timing applicable to such capital investments and any related projects, and the effect of those capital investments on our business, financial condition, results of operations, and liquidity;
•our anticipated level of cash distributions or contributions, such as our dividend payment rate and contributions to our qualified pension plans and other postretirement benefit plans;
•our ability to meet future cash requirements, whether from funds generated from our operations or our ability to access financial markets effectively, and expectations regarding our liquidity;
•our evaluation of, and expectations regarding, any future activity under our share purchase program or transactions involving our debt securities;
•anticipated trends in the supply of, and demand for, crude oil and other feedstocks and refined petroleum products, renewable diesel, and ethanol and corn related co-products in the regions where we operate, as well as globally;
•expectations regarding environmental, tax, and other regulatory matters, including SBx 1-2 and the matters discussed under “PART II, ITEM 1. LEGAL PROCEEDINGS” below, the anticipated amounts and timing of payment with respect to our deferred tax liabilities, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated effect thereof on our business, financial condition, results of operations, and liquidity;
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
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel standards or policies, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our low-carbon fuels strategy, publicly announced greenhouse gas (GHG) emissions reduction/displacement targets, and our current, former, and any future low-carbon projects.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves, our industry, and the global economy and financial markets generally. We caution that these statements are not guarantees of future performance or results and involve known and unknown risks and uncertainties, the ultimate outcomes of which we cannot predict with certainty. In addition, we based many of these forward-looking statements on assumptions about future events, the ultimate outcomes of which we cannot predict with certainty and which may prove to be inaccurate. Accordingly, actual performance or results may differ materially from the future performance or results that we have expressed, suggested, or forecast in the forward-looking statements. Differences between actual performance or results and any future performance or results expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:

•the effects arising out of global geopolitical and other conflicts and tensions, including with respect to changes in trade flows and impacts to crude oil and other markets;
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

•accidents, unscheduled shutdowns, weather events, civil unrest, expropriation of assets, and other economic, diplomatic, legislative, societal, or political events or developments, terrorism, cyberattacks, or other catastrophes or disruptions affecting our operations, production facilities, machinery, pipelines and other logistics assets, equipment, or information systems, or any of the foregoing of our suppliers, customers, or third-party service providers;
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
•the price, availability, technology related to, and acceptance of alternative fuels and alternative-fuel vehicles, as well as sentiment and perceptions with respect to low-carbon projects and GHG emissions more generally;
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
•rulings, judgments, or settlements in litigation or other legal or regulatory matters, including unexpected environmental remediation or enforcement costs, in excess of any reserves or insurance coverage;
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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (f) beginning on page 54 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (f), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 60 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 59, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the third quarter and first nine months of 2023 were favorably impacted by the continued strong worldwide demand for petroleum-based transportation fuels, while the worldwide supply of those products remained constrained. This global supply and demand imbalance has continued to contribute to strong refining margins for 2023.

The strong demand for our products and continued strength in refining margins were the primary contributors to us reporting $2.6 billion and $7.6 billion of net income attributable to Valero stockholders for the third quarter of 2023 and the first nine months of 2023, respectively. Our operating results, including operating results by segment, are described in the following summary under “Third Quarter Results” and “First Nine Months Results,” with more detailed descriptions found under “RESULTS OF OPERATIONS” beginning on page 39.

Our operations generated $8.0 billion of cash during the first nine months of 2023. This cash was used to make $1.4 billion of capital investments in our business and return $5.3 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we reduced our outstanding debt through the purchase of $199 million of our public debt during the first nine months of 2023. As a result of this and other activity, our cash and cash equivalents increased by $969 million, from $4.9 billion as of December 31, 2022 to $5.8 billion as of September 30, 2023. We had $11.0 billion in liquidity as of September 30, 2023. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 57.

Third Quarter Results
For the third quarter of 2023, we reported net income attributable to Valero stockholders of $2.6 billion compared to $2.8 billion for the third quarter of 2022. The decrease of $195 million was primarily due to a decrease in operating income of $289 million, partially offset by an increase in “other income, net” of $48 million and a decrease in income attributable to noncontrolling interests of $54 million. The details of our operating income and adjusted operating income by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustment reflected in the table in note (f) beginning on page 54.

	Three Months Ended September 30,
	2023	2022	Change
Refining segment:
Operating income	$3,445	$3,810	$(365)
Adjusted operating income	3,451	3,816	(365)
Renewable Diesel segment:
Operating income	123	212	(89)
Ethanol segment:
Operating income	197	1	196
Total company:
Operating income	3,503	3,792	(289)
Adjusted operating income	3,509	3,798	(289)

While our operating income decreased by $289 million in the third quarter of 2023 compared to the third quarter of 2022, adjusted operating income also decreased by $289 million primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $365 million primarily due to lower distillate (primarily diesel) margins, partially offset by higher gasoline margins, higher discounts on crude oils and other feedstocks, and lower operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $89 million primarily due to lower product prices (primarily renewable diesel), higher operating expenses (excluding depreciation and amortization expense), and higher depreciation and amortization expense, partially offset by lower feedstock costs and higher sales volumes.

•Ethanol segment. Ethanol segment operating income increased by $196 million primarily due to lower corn prices, higher production volumes, and lower operating expenses (excluding depreciation and amortization expense), partially offset by lower ethanol and corn related co-product prices.

First Nine Months Results
For the first nine months of 2023, we reported net income attributable to Valero stockholders of $7.6 billion compared to $8.4 billion for the first nine months of 2022. The decrease of $782 million was primarily due to a decrease in operating income of $1.1 billion, partially offset by an increase in “other income, net” of $270 million and a decrease in income tax expense of $122 million. The details of our operating income and adjusted operating income by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the table in note (f) beginning on page 54.

	Nine Months Ended September 30,
	2023	2022	Change
Refining segment:
Operating income	$9,934	$11,473	$(1,539)
Adjusted operating income	9,951	11,407	(1,456)
Renewable Diesel segment:
Operating income	768	513	255
Ethanol segment:
Operating income	363	103	260
Adjusted operating income	364	82	282
Total company:
Operating income	10,305	11,395	(1,090)
Adjusted operating income	10,323	11,328	(1,005)
While our operating income decreased by $1.1 billion in the first nine months of 2023 compared to the first nine months of 2022, adjusted operating income decreased by $1.0 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $1.5 billion primarily due to lower gasoline and distillate (primarily diesel) margins, partially offset by higher discounts on crude oils and other feedstocks, an increase in throughput volumes, and lower operating expenses (excluding depreciation and amortization expense).
•Renewable Diesel segment. Renewable Diesel segment operating income increased by $255 million primarily due to lower feedstock costs and higher sales volumes, partially offset by lower product prices (primarily renewable diesel), higher operating expenses (excluding depreciation and amortization expense), and higher depreciation and amortization expense.

•Ethanol segment. Ethanol segment adjusted operating income increased by $282 million primarily due to lower corn prices, higher production volumes, and lower operating expenses (excluding depreciation and amortization expense), partially offset by lower ethanol and corn related co-product prices.

Outlook
Many uncertainties remain with respect to the supply and demand imbalance in the petroleum-based products market worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Condensed Notes to Consolidated Financial Statements or other political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the fourth quarter of 2023.

•Gasoline and diesel demand have returned to pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve and is approaching pre-pandemic levels in the U.S.

•Combined light product (primarily diesel) inventories in the U.S. and Europe are below historical levels reflecting tight global petroleum product balances, which should support continued high utilization of refining capacity.

•After narrowing early this year on reduced sour crude oil production from OPEC+ suppliers, crude oil discounts have recently begun to widen; however, the renewed conflict in the Middle East will likely cause increased volatility in the crude oil market and potentially impact crude oil discounts.

•Renewable diesel margins are expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (f) beginning on page 54, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 53 through 56.

Third Quarter Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Three Months Ended September 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$36,521	$759	$1,124	$—	$38,404
Intersegment revenues	8	672	310	(990)	—
Total revenues	36,529	1,431	1,434	(990)	38,404
Cost of sales:
Cost of materials and other	31,115	1,169	1,092	(991)	32,385
Operating expenses (excluding depreciation and amortization expense reflected below)	1,366	84	125	3	1,578
Depreciation and amortization expense	597	55	20	(1)	671
Total cost of sales	33,078	1,308	1,237	(989)	34,634
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	250	250
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,445	$123	$197	$(262)	3,503
Other income, net					122
Interest and debt expense, net of capitalized interest					(149)
Income before income tax expense					3,476
Income tax expense					813
Net income					2,663
Less: Net income attributable to noncontrolling interests					41
Net income attributable to Valero Energy Corporation stockholders					$2,622

Third Quarter Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended September 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$42,280	$967	$1,207	$—	$44,454
Intersegment revenues	9	508	179	(696)	—
Total revenues	42,289	1,475	1,386	(696)	44,454
Cost of sales:
Cost of materials and other	36,389	1,161	1,203	(689)	38,064
Operating expenses (excluding depreciation and amortization expense reflected below)	1,516	69	162	(1)	1,746
Depreciation and amortization expense	568	33	20	—	621
Total cost of sales	38,473	1,263	1,385	(690)	40,431
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	214	214
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,810	$212	$1	$(231)	3,792
Other income, net (d)					74
Interest and debt expense, net of capitalized interest					(138)
Income before income tax expense					3,728
Income tax expense					816
Net income					2,912
Less: Net income attributable to noncontrolling interests					95
Net income attributable to Valero Energy Corporation stockholders					$2,817

Third Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended September 30,
	2023	2022
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$86.18	$97.59
Brent less West Texas Intermediate (WTI) crude oil	3.72	5.83
Brent less WTI Houston crude oil	2.21	3.69
Brent less Dated Brent crude oil	(0.78)	(2.97)
Brent less Argus Sour Crude Index (ASCI) crude oil	3.43	8.23
Brent less Maya crude oil	8.77	13.11
Brent less Western Canadian Select (WCS) Houston crude oil	9.98	17.68
WTI crude oil	82.46	91.76

Natural gas (dollars per million British Thermal Units (MMBTu))	2.38	7.31

Renewable volume obligation (RVO) (dollars per barrel) (e)	7.42	8.11

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	14.70	5.70
Ultra-low-sulfur (ULS) diesel less Brent	30.87	41.01
Propylene less Brent (not RVO adjusted)	(57.98)	(46.73)
U.S. Mid-Continent:
CBOB gasoline less WTI	25.46	19.27
ULS diesel less WTI	37.10	52.25
North Atlantic:
CBOB gasoline less Brent	22.93	20.17
ULS diesel less Brent	33.91	44.19
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less Brent	43.33	41.48
California Air Resources Board (CARB) diesel less Brent	47.66	43.68

Third Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended September 30,
	2023	2022
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.03	$3.55
Biodiesel RIN (dollars per RIN)	1.40	1.71
California LCFS carbon credit (dollars per metric ton)	74.46	86.21
U.S. Gulf Coast (USGC) used cooking oil (UCO) (dollars per pound)	0.64	0.73
USGC distillers corn oil (DCO) (dollars per pound)	0.72	0.73
USGC fancy bleachable tallow (Tallow) (dollars per pound)	0.68	0.78

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.99	6.60
New York Harbor ethanol (dollars per gallon)	2.39	2.58

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the third quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2023	2022	Change
Revenues	$38,404	$44,454	$(6,050)
Cost of sales	34,634	40,431	(5,797)
Operating income	3,503	3,792	(289)
Adjusted operating income (see note (f))	3,509	3,798	(289)
Other income, net (see note (d))	122	74	48
Net income attributable to noncontrolling interests	41	95	(54)

Revenues decreased by $6.1 billion in the third quarter of 2023 compared to the third quarter of 2022 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $5.8 billion primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $289 million decrease in operating income, from $3.8 billion in the third quarter of 2022 to $3.5 billion in the third quarter of 2023.

Adjusted operating income also decreased by $289 million, from $3.8 billion in the third quarter of 2022 to $3.5 billion in the third quarter of 2023. The components of this $289 million decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” increased by $48 million in the third quarter of 2023 compared to the third quarter of 2022 due to the items noted in the following table (in millions):

	Three Months Ended September 30,
	2023	2022	Change
Interest income on cash	$74	$36	$38
Gain from early retirement of debt (see note (d))	—	26	(26)
Equity income on joint ventures and other	48	12	36
Other income, net	$122	$74	$48

Net income attributable to noncontrolling interests decreased by $54 million in the third quarter of 2023 compared to the third quarter of 2022 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis beginning on page 44.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the third quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2023	2022	Change
Operating income	$3,445	$3,810	$(365)
Adjusted operating income (see note (f))	3,451	3,816	(365)

Refining margin (see note (f))	5,414	5,900	(486)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,366	1,516	(150)
Depreciation and amortization expense	597	568	29

Throughput volumes (thousand barrels per day) (see note (g))	3,022	3,005	17

Refining segment operating income decreased by $365 million in the third quarter of 2023 compared to the third quarter of 2022. Refining segment adjusted operating income, which excludes the adjustment in the table in note (f), also decreased by $365 million in the third quarter of 2023 compared to the third quarter of 2022. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $486 million in the third quarter of 2023 compared to the third quarter of 2022.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 41 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the third quarter of 2023 compared to the third quarter of 2022.

The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $1.3 billion.
◦An increase in gasoline margins had a favorable impact of approximately $534 million.
◦Higher discounts on crude oils had a favorable impact of approximately $180 million.
◦Higher discounts on other feedstocks had a favorable impact of approximately $150 million.
•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $150 million primarily due to a decrease in energy costs (primarily natural gas) of $208 million, partially offset by increases in certain employee compensation expenses of $15 million and chemicals and catalyst costs of $14 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the third quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2023	2022	Change
Operating income	$123	$212	$(89)

Renewable Diesel margin (see note (f))	262	314	(52)
Operating expenses (excluding depreciation and amortization expense reflected below)	84	69	15
Depreciation and amortization expense	55	33	22

Sales volumes (thousand gallons per day) (see note (g))	2,992	2,231	761

Renewable Diesel segment operating income decreased by $89 million in the third quarter of 2023 compared to the third quarter of 2022. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin decreased by $52 million in the third quarter of 2023 compared to the third quarter of 2022.
Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 42 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the third quarter of 2023 compared to the third quarter of 2022.
The decrease in Renewable Diesel segment margin was primarily due to the following:

◦A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $393 million.

◦A decrease in the cost of feedstocks we process had a favorable impact of approximately $234 million.
◦An increase in sales volumes of 761,000 gallons per day had a favorable impact of approximately $118 million. The increase in sales volumes was primarily due to the additional production resulting from the completion of the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022, partially offset by the effect of unplanned downtime resulting from a fire at the DGD St. Charles Plant in the third quarter of 2023.
•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $15 million primarily due to increased costs resulting from the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

•Renewable Diesel segment depreciation and amortization expense increased by $22 million primarily due to depreciation expense associated with the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the third quarter of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2023	2022	Change
Operating income	$197	$1	$196

Ethanol margin (see note (f))	342	183	159
Operating expenses (excluding depreciation and amortization expense reflected below)	125	162	(37)
Depreciation and amortization expense	20	20	—

Production volumes (thousand gallons per day) (see note (g))	4,329	3,498	831

Ethanol segment operating income increased by $196 million in the third quarter of 2023 compared to the third quarter of 2022. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $159 million in the third quarter of 2023 compared to the third quarter of 2022. Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 42 reflects market reference prices that we believe impacted our Ethanol segment margin in the third quarter of 2023 compared to the third quarter of 2022.

The increase in Ethanol segment margin was primarily due to the following:

◦Lower corn prices had a favorable impact of approximately $184 million.

◦An increase in production volumes of 831,000 gallons per day had a favorable impact of approximately $71 million.
◦Lower ethanol prices had an unfavorable impact of approximately $69 million.
◦Lower prices for the co-products that we produce, primarily dry distillers grains (DDGs), had an unfavorable impact of approximately $29 million.
•Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $37 million primarily due to a decrease in energy costs (primarily natural gas).
First Nine Months Results -
Financial Highlights By Segment and Total Company
(millions of dollars)

	Nine Months Ended September 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$102,924	$2,990	$3,438	$—	$109,352
Intersegment revenues	8	2,367	790	(3,165)	—
Total revenues	102,932	5,357	4,228	(3,165)	109,352
Cost of sales:
Cost of materials and other	87,398	4,143	3,422	(3,143)	91,820
Operating expenses (excluding depreciation and amortization expense reflected below)	3,832	274	383	6	4,495
Depreciation and amortization expense	1,751	172	59	(3)	1,979
Total cost of sales	92,981	4,589	3,864	(3,140)	98,294
Other operating expenses	17	—	1	—	18
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	703	703
Depreciation and amortization expense	—	—	—	32	32
Operating income by segment	$9,934	$768	$363	$(760)	10,305
Other income, net (d)					357
Interest and debt expense, net of capitalized interest					(443)
Income before income tax expense					10,219
Income tax expense					2,288
Net income					7,931
Less: Net income attributable to noncontrolling interests					298
Net income attributable to Valero Energy Corporation stockholders					$7,633

First Nine Months Results -
Financial Highlights By Segment and Total Company (continued)
(millions of dollars)

	Nine Months Ended September 30, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$128,588	$2,417	$3,632	$—	$134,637
Intersegment revenues	24	1,490	507	(2,021)	—
Total revenues	128,612	3,907	4,139	(2,021)	134,637
Cost of sales:
Cost of materials and other (a)	111,308	3,129	3,533	(2,011)	115,959
Operating expenses (excluding depreciation and amortization expense reflected below)	4,111	178	464	(2)	4,751
Depreciation and amortization expense (b)	1,682	87	37	—	1,806
Total cost of sales	117,101	3,394	4,034	(2,013)	122,516
Other operating expenses	38	—	2	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below) (c)	—	—	—	652	652
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$11,473	$513	$103	$(694)	11,395
Other income, net (d)					87
Interest and debt expense, net of capitalized interest					(425)
Income before income tax expense					11,057
Income tax expense					2,410
Net income					8,647
Less: Net income attributable to noncontrolling interests					232
Net income attributable to Valero Energy Corporation stockholders					$8,415

First Nine Months Results -
Average Market Reference Prices and Differentials

	Nine Months Ended September 30,
	2023	2022
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$82.12	$102.21
Brent less WTI crude oil	4.68	3.91
Brent less WTI Houston crude oil	3.19	2.28
Brent less Dated Brent crude oil	(0.10)	(2.92)
Brent less ASCI crude oil	5.53	6.58
Brent less Maya crude oil	14.16	9.84
Brent less WCS Houston crude oil	12.19	13.22
WTI crude oil	77.44	98.29

Natural gas (dollars per MMBtu)	2.21	6.29

RVO (dollars per barrel) (e)	7.77	7.45

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	12.57	12.82
ULS diesel less Brent	25.26	36.89
Propylene less Brent (not RVO adjusted)	(46.32)	(38.04)
U.S. Mid-Continent:
CBOB gasoline less WTI	22.25	19.04
ULS diesel less WTI	32.12	41.81
North Atlantic:
CBOB gasoline less Brent	18.96	21.73
ULS diesel less Brent	28.19	44.22
U.S. West Coast:
CARBOB 87 gasoline less Brent	32.89	36.59
CARB diesel less Brent	31.43	39.70

First Nine Months Results -
Average Market Reference Prices and Differentials (continued)

	Nine Months Ended September 30,
	2023	2022
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.80	$3.54
Biodiesel RIN (dollars per RIN)	1.51	1.61
California LCFS carbon credit (dollars per metric ton)	73.65	109.71
USGC UCO (dollars per pound)	0.61	0.77
USGC DCO (dollars per pound)	0.65	0.77
USGC Tallow (dollars per pound)	0.62	0.76

Ethanol
CBOT corn (dollars per bushel)	5.95	7.02
New York Harbor ethanol (dollars per gallon)	2.42	2.60

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first nine months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2023	2022	Change
Revenues	$109,352	$134,637	$(25,285)
Cost of sales (see notes (a) and (b))	98,294	122,516	(24,222)
Operating income	10,305	11,395	(1,090)
Adjusted operating income (see note (f))	10,323	11,328	(1,005)
Other income, net (see note (d))	357	87	270
Income tax expense	2,288	2,410	(122)
Net income attributable to noncontrolling interests	298	232	66

Revenues decreased by $25.3 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $24.2 billion primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $1.1 billion decrease in operating income, from $11.4 billion in the first nine months of 2022 to $10.3 billion in the first nine months of 2023.

Adjusted operating income decreased by $1.0 billion, from $11.3 billion in the first nine months of 2022 to $10.3 billion in the first nine months of 2023. The components of this $1.0 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” increased by $270 million in the first nine months of 2023 compared to the first nine months of 2022 primarily due to the items noted in the following table (in millions):

	Nine Months Ended September 30,
	2023	2022	Change
Interest income on cash	$197	$49	$148
Net gain (loss) from early retirement of debt (see note (d))	11	(24)	35
Equity income on joint ventures and other	149	62	87
Other income, net	$357	$87	$270

Income tax expense decreased by $122 million in the first nine months of 2023 compared to the first nine months of 2022 primarily as a result of lower income before income tax expense.

Net income attributable to noncontrolling interests increased by $66 million in the first nine months of 2023 compared to the first nine months of 2022 primarily due to higher earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis beginning on page 51.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first nine months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2023	2022	Change
Operating income	$9,934	$11,473	$(1,539)
Adjusted operating income (see note (f))	9,951	11,407	(1,456)

Refining margin (see note (f))	15,534	17,200	(1,666)
Operating expenses (excluding depreciation and amortization expense reflected below)	3,832	4,111	(279)
Depreciation and amortization expense	1,751	1,682	69

Throughput volumes (thousand barrels per day) (see note (g))	2,974	2,923	51

Refining segment operating income decreased by $1.5 billion in the first nine months of 2023 compared to the first nine months of 2022. Refining segment adjusted operating income, which excludes the adjustments in the table in note (f), also decreased by $1.5 billion in the first nine months of 2023 compared to the first nine months of 2022. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $1.7 billion in the first nine months of 2023 compared to the first nine months of 2022.
Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process.

The table on page 48 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first nine months of 2023 compared to the first nine months of 2022.
The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $3.6 billion.
◦A decrease in gasoline margins had an unfavorable impact of approximately $237 million.

◦Higher discounts on crude oils had a favorable impact of approximately $1.6 billion.

◦An increase in throughput volumes of 51,000 barrels per day had a favorable impact of approximately $266 million.

◦Higher discounts on other feedstocks had a favorable impact of approximately $364 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $279 million primarily due to a decrease in energy costs of $473 million (primarily natural gas), partially offset by increases in chemicals and catalyst costs of $81 million, maintenance expense of $32 million, and certain employee compensation expenses of $22 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first nine months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2023	2022	Change
Operating income	$768	$513	$255

Renewable Diesel margin (see note (f))	1,214	778	436
Operating expenses (excluding depreciation and amortization expense reflected below)	274	178	96
Depreciation and amortization expense	172	87	85

Sales volumes (thousand gallons per day) (see note (g))	3,460	2,084	1,376

Renewable Diesel segment operating income increased by $255 million in the first nine months of 2023 compared to the first nine months of 2022. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $436 million in the first nine months of 2023 compared to the first nine months of 2022.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 49 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first nine months of 2023 compared to the first nine months of 2022.

The increase in Renewable Diesel segment margin was primarily due to the following:

◦A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $1.2 billion.

◦An increase in sales volumes of 1.4 million gallons per day had a favorable impact of approximately $515 million. The increase in sales volumes was primarily due to the additional production resulting from the completion of the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022, partially offset by the effect of unplanned downtime resulting from a fire at the DGD St. Charles Plant in the third quarter of 2023.

◦A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $1.3 billion.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $96 million primarily due to increased costs resulting from the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

•Renewable Diesel segment depreciation and amortization expense increased by $85 million primarily due to depreciation expense associated with the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first nine months of 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2023	2022	Change
Operating income	$363	$103	$260
Adjusted operating income (see note (f))	364	82	282

Ethanol margin (see note (f))	806	606	200
Operating expenses (excluding depreciation and amortization expense reflected below)	383	464	(81)
Depreciation and amortization expense (see note (b))	59	37	22

Production volumes (thousand gallons per day) (see note (g))	4,319	3,799	520

Ethanol segment operating income increased by $260 million in the first nine months of 2023 compared to the first nine months of 2022; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (f), increased by $282 million in the first nine months of 2023 compared to the first nine months of 2022. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $200 million in the first nine months of 2023 compared to the first nine months of 2022.
Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 49 reflects market reference prices that we believe impacted our Ethanol segment margin in the first nine months of 2023 compared to the first nine months of 2022.

The increase in Ethanol segment margin was primarily due to the following:

◦Lower corn prices had a favorable impact of approximately $326 million.

◦An increase in production volumes of 520,000 gallons per day had a favorable impact of approximately $117 million.

◦Lower ethanol prices had an unfavorable impact of approximately $182 million.

◦Lower prices for the co-products that we produce, primarily inedible DCO and DDGs, had an unfavorable impact of approximately $64 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $81 million primarily due to a decrease in energy costs (primarily natural gas) of $99 million, partially offset by increases in chemical and catalyst costs of $6 million and certain employee compensation expenses of $6 million.
________________________
The following notes relate to references on pages 39 through 52.

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

In 2020, we recognized the cost of the RVO using the 2020 quotas set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates of the quotas. As a result of the final rule released by the EPA as noted above, we recognized a benefit of $104 million in the nine months ended September 30, 2022 primarily related to the modification of the 2020 quotas.

(b)Depreciation and amortization expense for the nine months ended September 30, 2022 includes a gain of $23 million on the sale of our ethanol plant located in Jefferson, Wisconsin.

(c)General and administrative expenses (excluding depreciation and amortization expense) for the nine months ended September 30, 2022 includes a charge of $20 million for an environmental reserve adjustment associated with a non-operating site.

(d)“Other income, net” includes the following:

◦a net gain of $11 million in the nine months ended September 30, 2023 related to the early retirement of $199 million aggregate principal amount of various series of our senior notes; and

◦a gain of $26 million in the three months ended September 30, 2022 and a net charge of $24 million in the nine months ended September 30, 2022 related to the early retirement of $1.25 billion and $2.65 billion, respectively, aggregate principal amount of various series of our senior notes.

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

Non-GAAP measures are as follows (in millions):

◦Refining margin is defined as Refining segment operating income excluding the modification of RVO adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Refining operating income to Refining margin
Refining operating income	$3,445	$3,810	$9,934	$11,473
Adjustments:
Modification of RVO (see note (a))	—	—	—	(104)
Operating expenses (excluding depreciation and amortization expense)	1,366	1,516	3,832	4,111
Depreciation and amortization expense	597	568	1,751	1,682
Other operating expenses	6	6	17	38
Refining margin	$5,414	$5,900	$15,534	$17,200

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$123	$212	$768	$513
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	84	69	274	178
Depreciation and amortization expense	55	33	172	87
Renewable Diesel margin	$262	$314	$1,214	$778

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$197	$1	$363	$103
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	125	162	383	464
Depreciation and amortization expense (see note (b))	20	20	59	37
Other operating expenses	—	—	1	2
Ethanol margin	$342	$183	$806	$606
◦Adjusted Refining operating income is defined as Refining segment operating income excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$3,445	$3,810	$9,934	$11,473
Adjustments:
Modification of RVO (see note (a))	—	—	—	(104)
Other operating expenses	6	6	17	38
Adjusted Refining operating income	$3,451	$3,816	$9,951	$11,407

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding the gain on sale of ethanol plant and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$197	$1	$363	$103
Adjustments:
Gain on sale of ethanol plant (see note (b))	—	—	—	(23)
Other operating expenses	—	—	1	2
Adjusted Ethanol operating income	$197	$1	$364	$82

◦Adjusted operating income is defined as total company operating income excluding the modification of RVO adjustment, the gain on sale of ethanol plant, the environmental reserve adjustment, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$3,503	$3,792	$10,305	$11,395
Adjustments:
Modification of RVO (see note (a))	—	—	—	(104)
Gain on sale of ethanol plant (see note (b))	—	—	—	(23)
Environmental reserve adjustment (see note (c))	—	—	—	20
Other operating expenses	6	6	18	40
Adjusted operating income	$3,509	$3,798	$10,323	$11,328

(g)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of September 30, 2023 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,996
Canadian Revolver (b)	107
Accounts receivable sales facility	1,300
Total available capacity	5,403
Cash and cash equivalents (c)	5,608
Total liquidity	$11,011
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)The amount for our Canadian Revolver is shown in U.S. dollars. As set forth in the summary of our credit facilities in Note 4 of Condensed Notes to Consolidated Financial Statements, the availability under our Canadian Revolver as of September 30, 2023 in Canadian dollars was C$145 million.
(c)Excludes $223 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in):
Operating activities	$7,990	$8,478
Investing activities	(1,382)	(2,070)
Financing activities:
Debt issuances and borrowings	2,336	2,596
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(2,609)	(5,051)
Return to stockholders:
Purchases of common stock for treasury	(4,180)	(2,769)
Common stock dividend payments	(1,106)	(1,186)
Return to stockholders	(5,286)	(3,955)
Other financing activities	(86)	141
Financing activities	(5,645)	(6,269)
Effect of foreign exchange rate changes on cash	6	(292)
Net increase (decrease) in cash and cash equivalents	$969	$(153)
Cash Flows for the Nine Months Ended September 30, 2023
In the first nine months of 2023, we used the $8.0 billion of cash generated by our operations and the $2.3 billion in debt borrowings to make $1.4 billion of investments in our business, repay $2.6 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), return $5.3 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $969 million. The debt borrowings and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $8.0 billion of cash in the first nine months of 2023, driven primarily by net income of $7.9 billion and noncash charges to income of $1.8 billion, partially offset by an unfavorable change in working capital of $1.7 billion. Noncash charges primarily included $2.0 billion of depreciation and amortization expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities primarily consisted of $1.4 billion in capital investments, as defined below under “Capital Investments,” of which $239 million related to capital investments made by DGD.

Cash Flows for the Nine Months Ended September 30, 2022
In the first nine months of 2022, we used the $8.5 billion of cash generated by our operations, $2.6 billion in debt issuances and borrowings, and $153 million of cash on hand to make $2.1 billion of investments in our business, repay $5.1 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), and return $4.0 billion to our stockholders through purchases of our common stock for treasury and dividend payments. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

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

Our investing activities primarily consisted of $2.1 billion in capital investments, of which $695 million related to capital investments made by DGD and $30 million related to capital expenditures of VIEs other than DGD.

Our Capital Resources
Our material cash requirements as of September 30, 2023 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

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

We are a 50 percent joint venture member in DGD and consolidate its financial statements, and DGD’s operations compose our Renewable Diesel segment. As a result, all of DGD’s net cash provided by operating activities (or operating cash flow) is included in our consolidated net cash provided by operating activities. DGD’s members use DGD’s operating cash flow (excluding changes in its current assets and current liabilities) to fund its capital investments rather than distribute all of that cash to themselves. Because DGD’s operating cash flow is effectively attributable to each member, only 50 percent of DGD’s capital investments should be attributed to our net share of capital investments. We also exclude all of the capital expenditures of other VIEs that we consolidate because we do not operate those VIEs. See Note 6 of Condensed Notes to Consolidated Financial Statements for more information about the VIEs that we consolidate. We believe capital investments attributable to Valero is an important measure because it more accurately reflects our capital investments.

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

	Nine Months Ended September 30,
(millions of dollars)	2023	2022
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$468	$552
Capital expenditures of VIEs:
DGD	183	682
Other VIEs	4	30
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	665	820
Deferred turnaround and catalyst cost expenditures of DGD	56	13
Investments in nonconsolidated joint ventures	—	1
Capital investments	1,376	2,098
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(120)	(347)
Capital expenditures of other VIEs	(4)	(30)
Capital investments attributable to Valero	$1,252	$1,721

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, we expect to incur approximately $2.0 billion for capital investments attributable to Valero during 2023. Approximately $1.5 billion of the expected capital investments attributable to Valero are for sustaining the business and the balance towards growth strategies, of which approximately 40 percent is allocated to expanding our low-carbon businesses.

Contractual Obligations
As of September 30, 2023, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2023, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2023.

In March 2021, we announced our participation in Navigator’s proposed large-scale carbon capture and sequestration pipeline system in the Mid-Continent region of the U.S. In October 2023, Navigator announced that due to the unpredictable nature of the regulatory and government processes involved, particularly in South Dakota and Iowa, it has decided to cancel this project. Under the terms of agreements associated with the project, we may have some rights from and obligations to Navigator, including a portion of the aggregate project costs to date, but we do not expect such obligation will be material.

During the nine months ended September 30, 2023, we used cash on hand to purchase and retire $199 million of our public debt. We will continue to evaluate further deleveraging opportunities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the three and nine months ended September 30, 2023, we purchased for treasury 12,805,162 of our shares for a total cost of $1.8 billion and 32,219,955 of our shares for $4.2 billion, respectively. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of September 30, 2023, we had $649 million remaining available for purchase under the February 2023 Program. On September 15, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2023 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2022, we plan to contribute $108 million to our pension plans and $21 million to our other postretirement benefit plans during 2023. For the nine months ended September 30, 2023, we have contributed $94 million to our pension plans and $14 million to our other postretirement benefit plans.

Cash Held by Our Foreign Subsidiaries
As of September 30, 2023, $4.1 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	September 30, 2023 (a)
	Expected Maturity Dates
	Remainder of 2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$564	$6,421	$8,265	$7,587
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$949	$13	$—	$—	$—	$—	$962	$962
Average interest rate	8.7%	6.7%	—%	—%	—%	—%	8.7%

	December 31, 2022 (a)
	Expected Maturity Dates
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$578	$6,606	$8,464	$8,041
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$861	$—	$—	$—	$—	$—	$861	$861
Average interest rate	7.1%	—%	—%	—%	—%	—%	7.1%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2022. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of September 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2023.
(b)Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below describes new proceedings or material developments in proceedings that we previously reported in our annual reports on Form 10-K for the years ended December 31, 2022 and December 31, 2021, and that we originally reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2021.

Environmental Enforcement Matters
We are reporting the following proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment if a governmental authority is a party to such proceeding and we reasonably believe that such proceeding will result in monetary sanctions that exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. We believe proceedings less than this threshold are not material to our business and financial condition.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). We originally reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2021, that we received a Notice of Violation (NOV) from the BAAQMD on March 21, 2019, related to atmospheric emissions of hydrogen commingled with non-methane organic compounds at our Benicia Refinery (the 2019 Atmospheric Emissions NOV), as that was the first quarter in which it became reportable. On December 1, 2020, we received an NOV from the BAAQMD related to pressure relief devices in the Benicia Refinery’s Hydrogen Unit (the 2020 Pressure Relief Device NOV), which we now reasonably believe will result in penalties that are in excess of $1 million. On June 17, 2021, October 11, 2021, and January 26, 2022, we also received certain other compliance related NOVs related to the 2019 Atmospheric Emissions NOV and the 2020 Pressure Relief Device NOV, which we now reasonably believe will result in penalties that are in excess of $1 million. We are in discussion with the BAAQMD with respect to the foregoing, but it is too early to predict the ultimate outcome thereof.

BAAQMD (Benicia Refinery). We are also currently in the process of working with the BAAQMD to resolve several other NOVs issued by the BAAQMD to our Benicia Refinery in 2020 and 2019, which primarily relate to various emissions and related compliance issues, which we now reasonably believe will result in penalties that are in excess of $1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the third quarter of 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 2023	8,180	$118.01	—	$2.5 billion
August 2023	4,218,383	$131.38	4,214,764	$1.9 billion
September 2023	8,578,599	$143.59	8,576,013	$3.1 billion
Total	12,805,162	$139.55	12,790,777	$3.1 billion
________________________
(a)The shares reported in this column include 14,385 shares related to our purchases of shares from our employees and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 23, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of September 30, 2023, we had $649 million remaining available for purchase under the February 2023 Program. On September 15, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2023 Program.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

+10.01
Valero Energy Corporation Supplemental Executive Retirement Plan, as amended and restated effective July 1, 2023–incorporated by reference to Exhibit 10.01 to Valero’s quarterly report on Form 10-Q for the quarter ended June 30, 2023 (SEC File No. 001-13175).

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
Date: October 26, 2023