Form 10-K
period 2023-12-31
VALERO ENERGY CORP/TX
filed 2024-02-22
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $41.4 billion based on the last sales price quoted as of June 30, 2023 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 16, 2024, 332,481,908 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 15, 2024, at which directors will be elected. Portions of the 2024 Proxy Statement are incorporated by reference in PART III of this Form 10-K and are deemed to be a part of this report.

i

The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. The term “DGD,” as used in this report, may refer to Diamond Green Diesel Holdings LLC, its wholly owned consolidated subsidiary, or both of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures beginning on page 39 of this report under the heading “CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.” Note references in this report to Notes to Consolidated Financial Statements can be found beginning on page 77, under “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

We are a multinational manufacturer and marketer of petroleum-based and low-carbon liquid transportation fuels and petrochemical products, and we sell our products primarily in the United States (U.S.), Canada, the United Kingdom (U.K.), Ireland, and Latin America. We own 15 petroleum refineries located in the U.S., Canada, and the U.K. with a combined throughput capacity of approximately 3.2 million barrels per day (BPD). We are a joint venture member in DGD1, which owns two renewable diesel plants located in the Gulf Coast region of the U.S. with a combined production capacity of approximately 1.2 billion gallons per year, and we own 12 ethanol plants located in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.6 billion gallons per year. We manage our operations through our Refining, Renewable Diesel, and Ethanol segments. See “OUR OPERATIONS” below for additional information about the operations, products, and properties of each of our reportable segments.

OUR COMPREHENSIVE LIQUID FUELS STRATEGY

Overview
We strive to manage our business to responsibly meet the world’s growing demand for reliable and affordable energy. We believe that liquid transportation fuels—both petroleum-based and low-carbon—help meet that demand, and we expect that they will continue to be an essential source of transportation fuels well into the future. Our strategic actions have enabled us to be a low-cost, efficient, and reliable supplier of these liquid transportation fuels to much of the world.
1 DGD is a joint venture with Darling Ingredients Inc. (Darling) and we consolidate DGD’s financial statements. See Note 12 of Notes to Consolidated Financial Statements regarding our accounting for DGD.

Most of our petroleum refineries operate in locations with current operating cost and/or other advantages, as described below under “OUR OPERATIONS—Refining,” and we believe our refineries are positioned to meet the strong worldwide demand for petroleum-based products. Through our refining business, we believe that we have developed expertise in liquid fuels manufacturing and a platform for the marketing and distribution of liquid fuels, and we seek to leverage this expertise and platform to expand and optimize our low-carbon fuels businesses. We expect that low-carbon liquid fuels will continue to be a growing part of the energy mix, and we have made multibillion-dollar investments to develop and grow our low-carbon renewable diesel and ethanol businesses, as described below under “OUR OPERATIONS—Renewable Diesel,” and “—Ethanol.” These businesses have made us the world’s largest producer of low-carbon transportation fuels and have helped governments across the world achieve their greenhouse gas (GHG) emissions reduction targets, and we continue to seek low-carbon fuel opportunities.

Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand
Governments across the world have issued, or are considering issuing, low-carbon fuel regulations, policies, and standards to reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix. These regulations, policies, and standards include, but are not limited to, the RFS, LCFS, CFR, and similar programs (collectively, the Renewable and Low-Carbon Fuel Programs). These programs are defined and discussed below under “U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) Program,” “California Low Carbon Fuel Standard (LCFS),” and “Canada Low-Carbon Fuel Programs.” While many of these regulations, policies, and standards result in additional costs to our refining business, they have created opportunities for us to develop our low-carbon fuel businesses, and they should continue to help drive the demand for our low-carbon fuels (such as renewable diesel, ethanol, and other low-carbon fuel products). We believe that our ability to supply these low-carbon fuels can play an important role in helping achieve GHG emissions reduction targets in a reliable manner.

The U.S., California, and Canada low-carbon fuel regulations, policies, and standards discussed below currently have the most significant impact on our business. However, other municipal, state, and national governments across the world, including in many of the jurisdictions in which we operate, have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. See “ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks—We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting the demand for and traceability of low-carbon fuels.” In addition, see Note 1 of Notes to Consolidated Financial Statements regarding our accounting for the costs of the blending programs under “Costs of Renewable and Low-Carbon Fuel Programs,” Note 20 for disclosure of the costs of the blending programs under “Renewable and Low-Carbon Fuel Programs Price Risk,” and Note 17 for disclosure of our blender’s tax credits under “Segment Information.”

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

Canada Low-Carbon Fuel Programs
In July 2022, Canada’s federal environmental agency issued the Clean Fuel Regulations (CFR) program to require primary suppliers of gasoline or diesel that is produced in or imported into Canada to reduce the CI of those products. Annual CI reduction requirements prescribed by the CFR program can be satisfied by using compliance credits that a primary supplier creates (through blending low CI fuels) or that are purchased by them. The obligation to achieve prescribed CI reduction requirements began on July 1, 2023. The CFR program is in addition to Canada’s provincial programs (such as in Quebec and Ontario), which require the utilization of low-carbon fuels, and is similar to the LCFS program.

As a primary supplier of gasoline and diesel in Canada, our Refining segment is subject to Canada’s low-carbon fuel programs described above and thus must blend low-CI fuels or purchase credits to meet the annual CI reduction requirements. As noted above under “California Low Carbon Fuel Standard (LCFS),” fuels produced by our Renewable Diesel and Ethanol segments have lower CI scores than traditional petroleum-based transportation fuels, and we benefit from the increased demand for these low-carbon products as a result of Canada’s low-carbon fuel programs.

U.S. Federal Tax Incentives
The U.S. federal government has enacted tax incentives to encourage the production of low-carbon fuels and/or reduce GHG emissions. Section 6426 of the Internal Revenue Code of 1986, as amended, (the Code) provides a tax credit (generally referred to as the blender’s tax credit) to blenders of certain renewable fuels to encourage the production and blending of those fuels with traditional petroleum-based transportation fuels. Only blenders that have produced a mixture and either sold or used the fuel mixture as fuel are eligible for the blender’s tax credit. The renewable diesel produced by our Renewable Diesel segment is a liquid fuel derived from biomass that meets the EPA’s fuel registration requirements; therefore, renewable diesel that we produce and blend qualifies for this refundable tax credit of one dollar per gallon. The Inflation Reduction Act of 2022 (the IRA) extends Section 6426 through December 31, 2024 and then replaces it with Section 45Z of the Code, which provides a clean fuel production credit for years 2025 through 2027. Tax credits will be able to be claimed under Section 45Z for the production and sale of clean fuels (such as biodiesel, renewable diesel, and alternative fuels, including sustainable aviation fuel (SAF)).2 In addition, Section 45Q of the Code provides federal income tax credits to certain taxpayers who capture and sequester, store, or use qualified carbon oxides (e.g., carbon dioxide).

We continually evaluate such federal tax incentives, and may strategically pursue certain opportunities to optimize the potential benefits therefrom. For example, as discussed below under “Our Low-Carbon Projects,” the carbon capture and sequestration projects under evaluation at certain of our ethanol plants would be expected to increase the value of the ethanol product produced at those plants by helping to decrease its CI score and through the expected generation of Section 45Q tax credits. Our recently announced SAF project is expected to produce low-carbon jet fuel and generate Section 45Z tax credits, which should increase the value of that product.

Our Low-Carbon Projects
As of December 31, 2023, we have invested $5.4 billion3 in our low-carbon fuels businesses, and we expect additional growth opportunities in this area. We completed the expansion of DGD’s first renewable diesel plant in 2021 and, in the fourth quarter of 2022, we completed construction of DGD’s second renewable diesel plant. These expansions increased DGD’s combined production capacity of renewable diesel to approximately 1.2 billion gallons per year and renewable naphtha to approximately 50 million gallons per year. See “OUR OPERATIONS—Renewable Diesel” below for additional information about the expansion of our renewable diesel business.
In January 2023, we announced that DGD approved a large-scale SAF project. The project remains on schedule with completion expected in the first quarter of 2025 for a total cost of $315 million, with half of
2 DGD expects to produce synthetic paraffinic kerosene (SPK), a renewable blending component, using the Hydrotreated Esters and Fatty Acids (HEFA) process. SPK is also commonly referred to as “SAF” or “neat SAF.” Current aviation regulations allow SPK to be blended up to 50 percent with conventional jet fuel for use in an aircraft. This blend is commonly referred to as “SAF” or “blended SAF.” This document refers to both SPK and blended SAF as SAF.
3 Our investment in our low-carbon fuels businesses consists of $3.6 billion in capital investments to build our renewable diesel business (including SAF), and $1.8 billion to build our ethanol business. Capital investments in renewable diesel represent 100 percent of the capital investments made by DGD. See also “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Our Capital Resources—Capital Investments,” which is incorporated by reference into this item for our definition of capital investments.

the cost attributable to us. Upon completion, the DGD Port Arthur Plant (as defined below under “OUR OPERATIONS—Renewable Diesel”) will have the optionality to upgrade approximately 50 percent of its current 470 million gallon renewable diesel annual production capacity to SAF. With the completion of this project, DGD is expected to become one of the largest manufacturers of SAF in the world. The production of a lower CI jet fuel should result in the generation of Section 45Z tax credits and a higher value for this product.
We previously announced our participation in a then-proposed large-scale carbon capture and sequestration pipeline system with Navigator Energy Services (Navigator) in the Mid-Continent region of the U.S. that was expected to capture, transport, and store carbon dioxide that results from the ethanol manufacturing process at our eight ethanol plants located in Iowa, Minnesota, Nebraska, and South Dakota. In October 2023, Navigator announced that it decided to cancel this project.
We continue to evaluate investments in economic, low-carbon projects, including carbon capture and sequestration, low-carbon hydrogen, and alcohol-to-jet fuel, that are intended to lower the CI of our products. For example, certain of our ethanol plants are located near geology believed to be suitable for sequestering carbon dioxide, and we are evaluating stand-alone projects to sequester carbon dioxide that results from the ethanol manufacturing process at those plants. We also continue to evaluate various other projects to sequester carbon dioxide.

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

•Environmental Excellence and Risk Assessment (EERA) elevates the environmental audit and compliance functions to an environmental excellence vision. Its main goal is to assess the design and effectiveness of environmental performance regarding specific excellence objectives, and to facilitate continuous improvement across our operations. EERA defines more than 100 expectations and involves a proprietary five-step process using due diligence on data and field assessments reviewed by a combination of external and internal subject matter experts.
•Our Fuels Management System (FMS) provides operational safeguards, software, training, and protocols for uniformity across our refineries and plants to reinforce our compliance with applicable fuels regulations. Built on the success of FMS, our Low Carbon Assurance Program

(LCAP) was implemented to further delineate and strengthen our internal processes to assure compliance with applicable low-carbon fuels regulations, policies, and standards. LCAP defines key regulatory requirements, management expectations, and internal regulatory assurances relating to transportation fuels regulated by low-carbon fuels regulations, policies, and standards.

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

Financial information about these segments is presented in Note 17 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

See “ITEM 1A. RISK FACTORS—Risks Related to Our Business, Industry, and Operations—Our financial results are affected by volatile margins, which are dependent upon factors beyond our control, including the price of feedstocks and the market price at which we can sell our products,”—“We are subject to risks arising from industry and market developments that could decrease the demand for our products,”—“We are subject to risks arising from the potential disruption of our ability to obtain feedstocks,”—“Our investments in joint ventures and other entities decrease our ability to manage risk,” and —“Legal, Government, and Regulatory Risks—We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting the demand for and traceability of low-carbon fuels,” which are incorporated by reference into this item.

Refining
Refineries
Overview
Our 15 petroleum refineries are located in the U.S., Canada, and the U.K., and they have a combined feedstock throughput capacity of approximately 3.2 million BPD. The following table presents the locations of these refineries and their feedstock throughput capacities as of December 31, 2023.

Refinery	Location	Throughput Capacity (a) (BPD)
U.S.:
Benicia	California	170,000
Wilmington	California	135,000
Meraux	Louisiana	135,000
St. Charles	Louisiana	340,000
Ardmore	Oklahoma	90,000
Memphis	Tennessee	195,000
Corpus Christi (b)	Texas	370,000
Houston	Texas	255,000
McKee	Texas	200,000
Port Arthur	Texas	410,000
Texas City	Texas	260,000
Three Rivers	Texas	100,000
Canada:
Quebec City	Quebec	235,000
U.K.:
Pembroke	Wales	270,000
Total		3,165,000
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

◦Port Arthur Refinery. Our Port Arthur Refinery is located on the Texas Gulf Coast approximately 90 miles east of Houston. It processes heavy sour crude oils and other feedstocks and produces gasoline, diesel, jet fuel, and residual fuel oil. The refinery receives feedstocks via rail, ship, barge, and pipeline and distributes its products via pipeline, including the Colonial Pipeline and

Explorer Pipeline, and via ship and barge. The refinery’s new coker was completed in the second quarter of 2023.

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

◦Three Rivers Refinery. Our Three Rivers Refinery is located in South Texas between Corpus Christi and San Antonio. It primarily processes sweet crude oils and produces gasoline, diesel, jet fuel, and aromatics. The refinery receives feedstocks via pipeline and truck and distributes its products primarily via pipeline.

•Canada
◦Quebec Refinery. Our Quebec Refinery is located in Lévis (near Quebec City). It processes sweet crude oils and produces gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives feedstocks via ship at its marine dock on the St. Lawrence River (some of which is sourced from our crude oil terminal in Montreal that receives crude oil from western Canada) and distributes its products via our pipeline to our Montreal East terminal and other terminals and via rail, ship, and truck.

•U.K.
◦Pembroke Refinery. Our Pembroke Refinery is located in the County of Pembrokeshire in South West Wales. It processes primarily sweet crude oils and produces gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives its feedstocks via ship and barge through docks on the Milford Haven Waterway and distributes its products via ship, barge, truck, and our Mainline Pipeline.

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

The majority of our rack volume is sold through unbranded channels. The remainder is sold to distributors and dealers that are members of the Valero family of brands that operate branded sites in the U.S., Canada, the U.K., Ireland, and Mexico. These sites are independently owned and are supplied by us under multi-year contracts. Approximately 7,000 outlets carry our brand names. For branded sites, products are sold under the Valero®, Beacon®, Diamond Shamrock®, and Shamrock® brands in the U.S., the Ultramar® brand in Canada, the Valero® and Texaco® brands in the U.K. and Ireland, and the Valero® brand in Mexico.

Bulk Sales
We also sell our products through bulk sales channels in the U.S. and international markets. Our bulk sales are made to various petroleum companies, traders, and bulk end users, such as railroads, airlines, and utilities. Our bulk sales are distributed primarily via pipeline, ship, and barge to major tank farms and trading hubs.

Logistics
We own logistics assets (crude oil pipelines, product pipelines, terminals, tanks, marine docks, truck rack bays, and other assets) that support our refining operations and export capabilities. Demand for transportation fuels in Latin America is expected to continue to grow. To support our wholesale rack operations in Latin America, we have invested in or grown our access to terminals in Mexico and Peru. Our U.S. Gulf Coast refineries are well positioned to support export growth to Latin America, and all of our refineries with waterborne access are well positioned to support export growth in other countries around the world.

Renewable Diesel
Our Relationship with DGD
DGD is a joint venture that we consolidate. We entered into the DGD joint venture in 2011 and it began operations in 2013. See Note 12 of Notes to Consolidated Financial Statements regarding our accounting for DGD. We operate DGD’s renewable diesel plants and perform certain management functions for DGD as an independent contractor under an agreement with DGD.

Renewable Diesel Plants
DGD owns two renewable diesel plants. The first DGD plant began operations in 2013 and is located next to our St. Charles Refinery (the DGD St. Charles Plant). The second DGD plant commenced operations in the fourth quarter of 2022 and is located next to our Port Arthur Refinery (the DGD Port Arthur Plant, and together with the DGD St. Charles Plant, the DGD Plants). The DGD Plants produce renewable diesel and renewable naphtha. Renewable diesel is a low-carbon liquid transportation fuel that is interchangeable with petroleum-based diesel. Renewable naphtha is used to produce renewable gasoline and renewable plastics. These products are produced from waste and renewable feedstocks using a pre-treatment process and an advanced hydroprocessing-isomerization process. The market value of the renewable diesel can vary based on regional policies, feedstock preferences, and CI scores. Waste feedstocks (predominantly animal fats, used cooking oils, and inedible distillers corn oils) are the preferred feedstocks due to their lower CI scores; however, vegetable oils and other renewable feedstocks are also used. While several other companies have made, or have announced interest in making, investments in renewable diesel projects, the DGD Plants are currently two of only a small number of operational facilities that have the capacity to process 100 percent waste and renewable feedstocks, and this feedstock flexibility currently provides a margin advantage.

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

The DGD Port Arthur Plant, which has a production capacity of approximately 470 million gallons of renewable diesel and approximately 20 million gallons of renewable naphtha per year, commenced operations in the fourth quarter of 2022. DGD’s combined renewable diesel and renewable naphtha production capacities increased to approximately 1.2 billion gallons and 50 million gallons, respectively, per year.

Marketing
DGD sells renewable diesel and renewable naphtha under the Diamond Green Diesel® brand primarily to be blended with petroleum-based diesel and gasoline, respectively, and to end users for use in their operations. DGD distributes its renewable diesel and renewable naphtha via ship and rail domestically and to international markets.

Ethanol
Ethanol Plants
Our ethanol business began in 2009 with the purchase of our first ethanol plants. We have since grown the business by purchasing additional ethanol plants. Our 12 ethanol plants are located in the Mid-Continent region of the U.S., and they have a combined ethanol production capacity of approximately 1.6 billion gallons per year. Our ethanol plants are dry mill facilities that process corn to produce ethanol and various co-products, including livestock feed (dry distillers grains, or DDGs, and syrup) and inedible distillers corn oils.
The following table presents the locations of our ethanol plants, their annual production capacities for ethanol (in millions of gallons) and DDGs (in tons), and their annual corn processing capacities (in millions of bushels) as of December 31, 2023.

State	City	Ethanol Production Capacity	DDG Production Capacity	Corn Processing Capacity
Indiana	Bluffton	135	355,000	47
	Linden	135	355,000	47
	Mount Vernon	100	263,000	35
Iowa	Albert City	135	355,000	47
	Charles City	140	368,000	49
	Fort Dodge	140	368,000	49
	Hartley	140	368,000	49
	Lakota (a)	110	289,000	38
Minnesota	Welcome	140	368,000	49
Nebraska	Albion	135	355,000	47
Ohio	Bloomingburg	135	355,000	47
South Dakota	Aurora	140	368,000	49
Total		1,585	4,167,000	553
________________________
(a)This plant was previously configured to produce a higher-grade ethanol product, as opposed to fuel-grade ethanol, and its production capacity was approximately 55 million gallons per year of ethanol. During the third quarter of 2023, the plant resumed production of fuel-grade ethanol.

We source our corn supply from local farmers and commercial elevators. Our plants receive corn primarily via rail and truck.

Marketing
We sell our ethanol under term and spot contracts in bulk markets in the U.S. We also export our ethanol into the global markets and have access to logistics assets that are well positioned to support export growth. We distribute our ethanol primarily by rail (using some railcars owned by us), truck, ship, and barge. We sell DDGs primarily to animal feed customers in the U.S., Mexico, and Asia, which are distributed primarily via rail, truck, ship, and barge.

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
GOVERNMENT REGULATIONS

We incorporate by reference into this item the disclosures on government regulations, including environmental regulations, contained in the following sections of this report:

•“—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand”;

•“ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks”; and

•“ITEM 3. LEGAL PROCEEDINGS—ENVIRONMENTAL ENFORCEMENT MATTERS.”

Our business is heavily regulated, and our costs for compliance with government regulations are significant and can be material, especially costs associated with the Renewable and Low-Carbon Fuel Programs disclosed in Notes 19 and 20 of Notes to Consolidated Financial Statements, which are incorporated by reference into this item. In addition, see Note 1 of Notes to Consolidated Financial Statements regarding our accounting for the costs of these programs under “Costs of Renewable and Low-Carbon Fuel Programs.”

Our capital expenditures attributable to compliance with government regulations, including environmental regulations, did not have a material effect on our total capital expenditures in 2023, and we currently do not expect that compliance with government regulations, including environmental regulations, will have material effects on our total capital expenditures in 2024.

HUMAN CAPITAL

We believe that our employees provide a competitive advantage for our success. We seek to foster a strong team culture that supports our employees, and we strive to provide a safe, healthy, and rewarding work environment for our employees with opportunities for professional growth and long-term financial stability.

Headcount
On December 31, 2023, we had 9,908 employees. These employees were located in the following countries:

Country	Number of Employees
U.S.	8,239
Canada	657
U.K. and Ireland	843
Mexico and Peru	169
Total	9,908

Of our total employees as of December 31, 2023, 1,774 were covered by collective bargaining or similar agreements and 9,886 were in permanent full-time positions. See also “ITEM 1A. RISK FACTORS—General Risk Factors—Our business may be negatively affected by work stoppages, slowdowns, or strikes, as well as by new legislation or an inability to attract and retain sufficient labor, and increased costs related thereto.”

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

•We seek to provide a best-in-class work environment built on a foundation of respect, accountability, and trust;

•We promote a culture of learning intended to drive excellence at all levels of the organization and to foster career-long growth and development opportunities for employees; and

•We continually assess employee performance, organizational structures, and succession plans to support operational excellence, efficiency, and effectiveness.

We believe that having employees from different backgrounds with a variety of talents, experience, education, and perspectives helps create diverse, innovative, and engaged teams, which provide strengths and advantages for our success. To this end, we are committed to equal employment opportunity and, as a federal contractor, are committed to engaging in effective outreach and recruitment. Our policy is to ensure equal employment opportunity without illegal discrimination or harassment based on race, color, religion, national origin, age, sex, marital status, physical or mental disability, veteran status, or any other characteristic protected under applicable law. Our outreach and recruiting efforts include analyzing and broadening where we recruit and the business partnerships we foster, and ensuring our recruiting teams are trained on objective hiring, along with the importance of hiring candidates who add to our team culture.

From our intern program to our board of directors (Board), and at all levels in between, we strive to build dynamic and engaged teams. We evaluate the effectiveness of our outreach, recruiting, and retention efforts, in part, by reviewing the demographics of our intern program and of our existing employee population each year, in accordance with our obligations as a federal contractor. Our intern class of 2023 was 39 percent female while 47 percent represented a racial or ethnic minority. Of our total employees as of December 31, 2023, approximately 30 percent of our global professional employees were female, 10 percent of our global hourly employees were female, and 19 percent of total global employees were female. Approximately 38 percent of our U.S. employees represent racial or ethnic minorities. We are also committed to hiring and retaining veterans and reservists of the U.S. Armed Forces, who represented 12 percent of our U.S. employees as of December 31, 2023. Additionally, seven of our 12 current Board members are either female and/or a racial or ethnic minority.

Safety
We believe that safety and reliability are extremely important, not only for the protection of our employees and communities, and the cultural values we aspire to as a company, but also for operational success, as a decrease in the number of employee and process safety events should generally reduce unplanned shutdowns and increase the operational reliability of our refineries and plants. This, in turn, should also translate into a safer workplace with fewer environmental incidents and stronger community relations. We strive to improve safety and reliability performance by offering year-round safety training programs for our employees and contractors and by seeking to promote the same expectations and culture of safety. We also seek to enhance our safety performance by conducting safety audits, quality assurance visits, and comprehensive safety and risk assessments at our refineries and plants.

To assess safety performance, we measure our annual total recordable incident rate (TRIR), which includes data with respect to our employees and contractors and is defined as the number of recordable injuries per 200,000 working hours. We also annually measure our Tier 1 Process Safety Event Rate, which is a metric defined by the American Petroleum Institute that identifies process safety events per 200,000 total employee and contractor working hours. We use these measures and believe they are helpful in assessing our safety performance because they evaluate performance relative to the numbers of hours being worked. These metrics are also used by others in our industry, which allows for a more objective comparison of our performance. Our refinery employee and contractor TRIR for 2023 was 0.39 and 0.24, respectively, and our refinery Tier 1 Process Safety Event Rate for 2023 was 0.05.

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

We believe that it is important to reward employee performance and have an annual bonus program that rewards achievements of various operational, financial, and strategic objectives. While such objectives include typical financial performance metrics, we believe performance in areas such as sustainability, human capital management, environmental stewardship (including health, safety, and environment), compliance, corporate citizenship, and community are also important, and our annual bonus program rewards achievements in these areas.

Our compensation programs are designed with consideration of fair treatment and equal pay concepts, and are built upon a foundational philosophy of market-competitive and performance-based pay. Pay equity of our U.S. professional employees is analyzed biennially by an independent consultant retained by us.

Training and Development
We offer a comprehensive training and development program for our employees in subjects such as engineering and technical excellence, safety, environmental, maintenance and machinery/equipment repair, ethics, leadership, and employee performance. We also require all employees to complete training on technical matters, such as cybersecurity and information technology security, and various compliance and corporate conduct matters, including business ethics, conflicts of interest, and anti-bribery and anti-corruption, among others. Our employee development initiatives include customized professional and technical curriculums, efforts to engage our leadership in the employee’s development process, and providing employee performance discussions. We offer a robust virtual training curriculum, which allows for greater availability and access for employees located across our many facilities and enables timely training.

Wellness
We strive to promote the health and well-being of our employees and their families. Our Total Wellness Program serves as the umbrella program for all aspects of employee wellness and the vehicle through which many of the benefits referenced above are provided. Under our Total Wellness Program, employees’ emotional, physical, and financial well-being are prioritized through comprehensive resources and subsidized services, including an annual wellness assessment, on-site clinics and fitness centers, an employee assistance program, educational sessions on financial wellness, retirement planning, and a variety of other topics.

Our confidential employee assistance program offers a wide range of support to employees and their families, including counseling services, substance abuse and recovery, stress management, child and elder care support, and self-care programs to address behavioral health challenges. We continually evaluate our benefit offerings to support improved health and wellness outcomes for our people and to help determine the most appropriate allocation of company resources.

PROPERTIES

Our principal properties are described in “OUR OPERATIONS” above and that information is incorporated by reference into this item. We believe that our properties are generally adequate for our operations and that our refineries and plants are maintained in a good state of repair. As of December 31, 2023, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed in Note 5 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item. Financial information about our properties is presented in Note 6 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

AVAILABLE INFORMATION

Our website address is www.valero.com. Information (including any presentation or report) on our website is not part of, and is not incorporated into, this report or any other report or document we may file with or furnish to the U.S. Securities and Exchange Commission (SEC), whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein, unless specifically identified in such filing as being incorporated by reference in such filing. Furthermore, references to our website URLs are intended to be inactive textual references only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, and other filings and reports, as well as any amendments to those filings and reports, filed with or furnished to the SEC are available on our website (under Investors > Financials > SEC Filings) free of charge, soon after we file or furnish such material. In addition, the SEC maintains a website address (http://www.sec.gov) where you may access these filings and reports.

Additionally, on our website (under Investors > ESG), we post our Corporate Governance Guidelines and other governance policies, codes of ethics, and the charters of the committees of our Board. In this same location, we also publish our 2023 ESG Report, which includes our 2023 SASB Report, our report disclosing certain U.S. employment data that corresponds to our 2022 U.S. Equal Employment Opportunity Information (EEO-1) Report (filed in 2023), our 2035 GHG emissions reductions and displacement target and other disclosures, and our TCFD Reports. These documents are available in print to any stockholder that makes a written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000. Our ESG Overview is also available on our website (under Responsibility > ESG: Environmental, Social and Governance) and disclosures concerning our political engagement, climate lobbying, and trade associations are available on our website (under Investors > ESG). These reports and disclosures are not a part of this annual report on Form 10-K, are not deemed filed with the SEC, and are not to be incorporated by reference into any of our filings with the SEC, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein, unless specifically identified in such filing as being incorporated by reference in such filing.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this report. Each of these risks could adversely affect our business, financial condition, results of operations, and/or liquidity, as well as, in certain cases, the value of an investment in our securities. Although the risks are organized by headings and each risk is discussed separately, many are interrelated.

Risks Related to Our Business, Industry, and Operations

Our financial results are affected by volatile margins, which are dependent upon factors beyond our control, including the price of feedstocks and the market price at which we can sell our products.

Our financial results are affected by the relationship, or margin, between our product prices and the prices for crude oil, corn, and other feedstocks that we purchase, which can vary based on global, regional, and local market conditions, as well as by type and class of product. Historically, product margins have been volatile, and we believe they will continue to be volatile in the future. Our cost to acquire feedstocks and the price at which we can ultimately sell products depend upon several factors beyond our control, including regional and global supplies of and demand for feedstocks (such as crude oil, waste and renewable feedstocks, and corn), liquid transportation fuels (such as gasoline, diesel, renewable diesel, and ethanol), and other products. These in turn depend on, among other things, the availability and quantity of feedstocks and liquid transportation fuels imported into the countries in which we operate, the production levels of suppliers, levels of product inventories, productivity and growth (or the lack thereof) of the U.S. and global economies, the U.S. government’s relationships with foreign governments, political affairs, the extent of government regulation, and the events described in many of the other risk factors below. The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls has also had, and is likely to continue to have, a significant impact on the market prices of crude oil and certain of our products. Additionally, the regulations, policies, and standards discussed under “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand” have had, and are likely to continue to have, a significant impact on the market prices of the feedstocks for, and products produced by, our low-carbon fuels businesses. Any adverse change in these regulations, policies, and standards (including, for example, changes in the price of carbon or other inputs that affect the value of our low-carbon fuels, such as approved fuel pathways, credits, or incentives) could have a material adverse effect on the margins we receive for our low-carbon fuels.

Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on product margins are uncertain. We do not produce crude oil, waste, renewable feedstocks (except inedible distillers corn oils), corn, or other primary feedstocks, and must purchase nearly all of the feedstocks we process. We generally purchase our feedstocks long before we process them and sell the resulting products. Price level changes during the period between purchasing feedstocks and selling the resulting products has had, and could continue to have, a significant effect on our financial results. A decline in market prices for our products and feedstocks has had, and could again have, a negative impact to the carrying value of our inventories. Factors outside of our control, such as economic uncertainty, inflation (and the potential for increased prices to create demand destruction), persistently high interest rates, public health crises (such as the COVID-19 pandemic), and political unrest or hostilities, have affected, and could continue to affect, economic activity and growth levels of the U.S. and other countries. A decrease in the demand for and consumption of our products due to lower economic activity and growth levels has caused, and could again cause, declines in our revenues and margins and could negatively impact our growth prospects and capital allocation decisions.

Additionally, a significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils. These crude oil feedstock differentials vary significantly depending on many factors, including overall economic conditions and trends and conditions within the markets for crude oil and refined petroleum products. Previous declines in such differentials have had, and any future declines will likely again have, a negative impact on our results of operations.

We are subject to risks arising from industry and market developments that could decrease the demand for our products.

A reduction in the demand for our products could result from a transition by consumers to alternative fuel vehicles, such as electric vehicles (EVs) and hybrid vehicles, whether as a result of government mandates or incentives, industry developments, or consumer or investor sentiment towards fossil fuels and GHG emissions. New developments may make alternative fuel vehicles more affordable or desirable, including improvements in battery and storage technology, increases in driving ranges, increased availability of charging stations and other infrastructure, expanded and more reliable supply chains, and improvements in hydrogen fuel cell technology. Any such developments could increase consumer acceptance and result in greater market penetration of alternative fuel vehicles.

There may be new entrants into the low-carbon fuels industry that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products. For example, several other companies have made, or announced interest in making, investments in renewable diesel, SAF, and other low-carbon projects. As these projects develop, we will face increased competition, including for feedstocks and customers, which could reduce our product margins and limit the growth and profitability of our low-carbon fuels businesses. While it is not currently possible to predict the ultimate form, timing, or extent of any such developments, any such event could materially and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from sentiment towards climate change, fossil fuels, GHG emissions, environmental justice, and other environmental, social, and governance (ESG) matters.

In recent years, a number of advocacy groups, both in the U.S. and internationally, have campaigned for government and private action to promote climate and other ESG-related changes, particularly at public companies, through activities including investment, engagement, and voting practices. These activities have included promoting the divestment of securities of fossil fuel companies, pressuring fossil fuel companies to commit to future output reductions, and pressuring lenders, insurers, and other market participants to limit or curtail activities with fossil fuel companies. As a result, we believe some parties have reduced or ceased lending to, investing in, or insuring fossil fuel companies. If these or similar efforts are continued, our ability to access capital markets, obtain new investment or financing, or to fully insure our operations may be negatively impacted.
These activities have also aimed to increase the attention on and demand for action related to various ESG matters, which has contributed to increasing societal, investor, and legislative focus and pressure on ESG practices and disclosures, including those related to climate change, GHG emissions targets, business resilience under the assumptions of demand-constrained scenarios, net-zero ambitions, GHG reduction plans, actions related to human capital management, political activities, environmental justice, racial equity audits, and governance standards. For example, ESG-focused activism has increased in the fossil fuel industry and has resulted in more frequent attempts to effect business or governance changes through mechanisms such as stockholder proposals, vote-no campaigns, and exempt proxy solicitations. As a result, we have faced, and expect to continue to face, increasing pressure regarding our ESG and climate-related disclosures, including our GHG emissions targets and ambition (including our methodologies and timelines with respect thereto), negative publicity, prescriptive stockholder requests, and demands for ESG-focused engagement. ESG has also become an increasingly politically charged issue, and “anti-ESG” sentiment and increased scrutiny and skepticism of ESG policies and practices have resulted in, and could continue to result in, additional demands and strains on companies.

Responding to such ESG-focused activism has been, and will likely continue to be, costly and time-consuming. Such response efforts have resulted in, and could continue to result in, the implementation of certain practices and disclosures that may present a heightened level of legal and regulatory risk, or that threaten our credibility with other investors and stakeholders. The methodologies and standards for tracking and reporting on ESG matters are relatively new, have not been standardized, and continue to evolve. As a result, our ESG-related metrics, targets, ambitions, and other disclosures, may not necessarily be calculated or presented in the same manner or be comparable to similarly titled measures presented by us in other contexts, or by other companies or third-party estimates or disclosures, and our interpretation of reporting standards may differ from those of others. While we believe that our ESG disclosures and methodologies reflect our business strategy and are reasonable at the time made or used, as our business or applicable methodologies, standards, or regulations develop and evolve, we may revise or cease reporting or using certain disclosures and methodologies if we determine that they are no longer advisable or appropriate, or are otherwise required to do so.

Our operations depend on the reliable supply of natural gas and electricity, which exposes us to various risks.

Our operations depend on the reliable supply of natural gas and electricity. We consume significant amounts of natural gas and electricity to operate our refineries and plants, and natural gas and electricity prices have a measurable effect on the total cost of our operations. We also purchase other commodities whose prices may vary depending on the prices of natural gas or electricity. The volatility of prices for both natural gas and electricity represent an ongoing challenge to our operating results. Additionally, the availability and cost of natural gas and electricity have been, and could continue to be, affected by numerous events, such as government regulations, weather (e.g., hurricanes and periods of considerable heat or cold, such as Winter Storm Uri in 2021), logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation (particularly from wind and solar), hostilities, sanctions, human error, and supply and demand imbalances for natural gas and electricity. For example, the real-time market structure of the primary grid provider in Texas exposes many of our refineries and operations located in Texas to “scarcity pricing” during periods of supply and demand imbalance. As electrification continues to grow, or if there are increased restrictions or costs imposed on the ability of utilities or power suppliers to utilize certain energy sources (such as through restrictions on fossil fuel or nuclear-generated electricity or ESG pressure not to use such sources of electricity generation), there will likely be increased strains on and risks to the integrity, reliability, and resilience of electrical grids, and increased volatility and tightness in natural gas and electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our natural gas and electricity supplies and may cause sporadic outages disrupting our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence, computer processing, cryptocurrency mining, and cloud storage, and the data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which would exacerbate the foregoing challenges. Additionally, increased government regulations and public opposition to pipeline construction and electricity generation and transmission projects have resulted in, and could continue to result in, the underinvestment in, or unavailability of, the infrastructure and logistics assets needed to obtain natural gas feedstocks and electricity in a reliable and cost-efficient manner. Although we actively manage these risks through contracting and hedging our exposure to price volatility as appropriate, and by pursuing projects that reduce our reliance on third parties and fortify the resilience of our assets, increases in prices for natural gas and electricity, or disruptions to our supply thereof, have in the past, and could again, materially and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from the potential disruption of our ability to obtain feedstocks.

We source our petroleum-based and low-carbon fuels feedstocks from suppliers throughout the world. We are, therefore, subject to the political, geographic, and economic risks attendant to doing business with suppliers located in, and supplies originating from, different areas across the world, including global geopolitical and other conflicts and tensions that may impact trade flows and increase transportation costs. If one or more of our supply contracts were terminated, or if political or other events were to disrupt our traditional feedstock supply, we believe that adequate alternative supplies would be available, but it is possible that we would be unable to find adequate or optimal alternative sources of supply. Our refineries and plants without access to waterborne deliveries or offtake must rely on rail, pipeline, or ground transportation and thus may be more susceptible to such risks. If we are unable to obtain adequate or optimal volumes or are able to obtain such volumes only at unfavorable prices, our business, financial condition, results of operations, and liquidity could be materially and adversely affected, including from reduced sales volumes of products or higher operating costs. The U.S. government can also prevent or restrict us from doing business in or with other countries. For example, U.S. sanctions targeting Russia, Iran, and Venezuela limit, but do not necessarily ban, the ability of most U.S. companies to engage in petroleum-related transactions involving these countries. U.S. and other government sanctions and actions by governments and private market participants to refrain from purchasing or transporting crude oil and petroleum-based products from particular countries (such as in response to the Russia-Ukraine conflict) have impacted, and may continue to impact, trade flows, and have limited, and may continue to limit, our access to business opportunities in various countries.

Although Darling, the other joint venture member in DGD, supplies some of DGD’s waste feedstock at competitive pricing, DGD must still secure a significant amount of its waste and renewable feedstock requirements from other sources. If Darling’s supply is disrupted or if supply from other sources becomes limited or only available on unfavorable terms, DGD could be required to develop alternate sources of supply, and it could be required to increase its utilization of waste and renewable feedstocks that produce lower-margin products. As the volume of renewable diesel and other low-carbon fuels produced continues to increase, the competition for feedstocks will likely increase, and DGD will also likely be required to source a greater amount of its waste and renewable feedstocks from international sources, which would increase its exposure to the political, geographic, regulatory, and economic risks associated with international sourcing of supplies. A disruption to DGD’s feedstock supply could adversely impact its and our business, financial condition, results of operations, and liquidity.

Our Ethanol segment relies on corn sourced from local farmers and commercial elevators in the Mid-Continent region of the U.S. The corn supply for our Ethanol segment is acutely exposed to the effects that weather and other environmental events occurring in that region can have on the amount or timing of crop production. Crop production is also affected by government policies (such as farming subsidies) and by market events (such as changes in fertilizer prices and rail disruptions). Reductions or delays in crop production from these or similar events could reduce and disrupt the supply of, or otherwise increase our costs to obtain, corn for our Ethanol segment, and such events have occurred periodically.

We are subject to risks arising from our operations outside the U.S. and generally to worldwide political and economic developments.

We operate and sell some of our products outside of the U.S., particularly in Canada, the U.K., Ireland, Mexico, and Peru, and are subject to disruptions in any of these markets, including due to actual or alleged violations of law; expropriation or impoundment of assets; failure of foreign governments and state-owned entities to honor their contracts; property disputes; economic instability; restrictions on the transfer of funds; duties and tariffs; profits, windfall, or other taxes or penalties; transportation delays; import and export controls; labor unrest; security issues involving key personnel; government decisions, orders, mandates, investigations, regulations, and issuances or revocations of permits and authorizations; the effects of military conflicts; and changing regulatory and political environments, including changes to U.S. and international laws and treaties governing foreign trade and related matters. The occurrence of any such event could result in the halting, curtailing, or cessation of operations at impacted facilities; commercial restrictions; delay, denial, or cancellation of projects, permits, and authorizations; and increased costs, fines, penalties, and burdens; any of which could result in a material adverse effect on our business, financial condition, results of operations, and liquidity. Although we actively seek to manage these risks, we have experienced some of these events in the past and could experience additional events in the future.
We are subject to interruptions and increased costs as a result of logistical disruptions and our reliance on third-party transportation of our feedstocks and products.

In addition to our own logistics assets, we use the services of third parties to transport feedstocks to our refineries and plants and to transport our products to market. If we experience prolonged interruptions of supply or increases in costs to deliver our products to market, or if the ability of the logistics assets used to transport our feedstocks or products is disrupted because of labor issues, weather events, dock availability, water levels of key waterways for trade, rail disruptions, cybersecurity incidents, accidents, derailments, collisions, fires, explosions, spills, public health crises, hostilities, or other government or third-party actions (including protests), it could have a material adverse effect on our business, financial condition, results of operations, and liquidity. Although we actively seek to manage these risks, we have experienced some of these events in the past and could experience additional events in the future.

Competitors that produce their own supply of feedstocks, own their own retail sites, or have greater financial resources may have a competitive advantage.

The refining and marketing industry is highly competitive with respect to both feedstock supply and refined petroleum product markets. We compete with many companies for available supplies of crude oil and other feedstocks, and for third-party retail outlets for our petroleum-based products. We do not produce any of our primary feedstocks (except inedible distillers corn oils) and we do not have a company-owned retail network. Some of our competitors, however, obtain a significant portion of their feedstocks from company-owned production and some have extensive networks of retail sites. Such competitors are at times able to offset losses from liquid transportation fuels production operations with such other operations, and may be better positioned to withstand periods of depressed product margins or feedstock disruptions. Some of our competitors also have materially greater financial and other resources than we have and may have a greater ability to bear the economic risks inherent in all phases of our industry.
We are subject to risks arising from an interruption in any of our refineries or plants.

Our refineries, DGD plants, and ethanol plants are our principal operating assets and are subject to planned and unplanned downtime and interruptions. Our operations could also be subject to significant interruption if one or more of our refineries or plants were to experience a major accident or mechanical failure, be damaged by severe weather or natural disasters (such as hurricanes) or man-made disasters (such as cybersecurity incidents or acts of terrorism), or otherwise be forced to shut down or curtail operations. If any refinery or plant, or related logistics assets, were to experience an interruption in operations, our earnings could be materially and adversely affected (to the extent not recoverable through insurance) because of lost productivity and repair and other costs. Significant interruptions in our operations could also lead to increased volatility in the price of our feedstocks and many of our products. We have experienced some of these events in the past, and although we focus on maintaining safe, stable, and reliable operations, we may experience additional events in the future.

Large capital and other strategic projects can take many years to complete, and the political and regulatory environments or other market conditions may change or deteriorate over time.

We engage in capital and other strategic projects based on many factors, including the forecasted project economics, political and regulatory environments, and the expected return on the capital to be employed. Large-scale projects take many years to complete, during which time the political and regulatory environment or other market conditions may change from our forecast. Supply chain disruptions may also delay projects or increase the costs associated therewith. As a result, such projects may not be completed on schedule or budget, or at all, and we may not fully realize our expected returns, which could negatively impact our business, financial condition, results of operations, and liquidity.
In addition, challenges to or opposition of fossil fuel infrastructure projects continue to make the approval and completion of such projects more difficult and costly. Despite government support for and acknowledgement of the importance of certain low-carbon fuels and technologies, such as carbon capture and sequestration, there has also been growing regional political and environmental opposition among various groups in certain geographies to many such projects. Such opposition may be taken into account by government or judicial officials in granting the relevant permits or authorizations, and has previously resulted in, and could again result in, permits and authorizations being challenged, delayed, denied, revoked, appealed, or conditionally granted. In certain instances, this has resulted in, and could again result in, the cancellation or restructuring of projects.

Our investments in joint ventures and other entities decrease our ability to manage risk.

We conduct some of our operations through joint ventures in which we share control over certain economic, legal, and business interests with other joint venture members. We also conduct some of our operations through entities in which we have a minority or no equity ownership interest, such as the variable interest entities (VIEs) described in Note 12 of Notes to Consolidated Financial Statements. The other joint venture members and the third-party equity holders of the VIEs have certain economic, business, or legal interests, opportunities, or goals that are inconsistent with or different from our interests, opportunities, and goals, have different liquidity needs or financial condition characteristics than our own, are subject to different legal or contractual obligations than we are, and may be unable to meet their obligations. For example, while we operate the DGD Plants and perform certain day-to-day operating and management functions for DGD, we do not have full control of every aspect of DGD’s business and certain significant decisions concerning DGD, including acquiring or disposing of assets above a certain value threshold, making certain changes to its business plan, raising debt or equity capital, altering its distribution policy, and making certain other transactions, require approval from Darling. While we consolidate certain VIEs, we do not have full control of every aspect of these VIEs, or the actions taken by their third-party equity holders, some of which have affected, and could continue to affect, our business, legal position, financial condition, results of operations, and liquidity. Failure by us, an entity in which we have a joint venture interest, or the VIEs to adequately manage the risks associated with such entities, and any differences in views among us and other joint venture members or the third-party equity holders in the VIEs, could prevent or delay actions that are in the best interest of us, the joint venture, or the VIE, and could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We may incur losses and additional costs as a result of our hedging transactions.

We currently use derivative instruments as described in Note 19 of Notes to Consolidated Financial Statements, and we expect to continue their use in the future. If the instruments we use to hedge our exposure to various types of risk are not effective or increase our exposure to unexpected events or risks, we may incur losses, and have experienced certain losses in the past. In addition, we may be required to incur additional costs in connection with any future regulation of derivative instruments applicable to us.

Legal, Government, and Regulatory Risks

We are subject to risks arising from legal, political, and regulatory developments regarding climate, GHG emissions, and the environment.

Many government authorities across the world have imposed, and may impose in the future, policies or regulations designed to facilitate less petroleum-dependent modes of transportation (e.g., increases in fuel economy or efficiency standards, low-carbon fuel standards, restrictions and bans on vehicles using liquid fuels, tariffs, tax incentives, and EV subsidies), which could reduce demand for our petroleum-based products and/or all liquid transportation fuels. For example, CARB has approved a series of regulations designed to phase out sales of internal combustion engine vehicles in California. CARB’s current Scoping Plan identifies strategies to reduce liquid petroleum consumption in California by 94 percent, and CARB is actively engaged in a series of rulemaking efforts intended to fulfill these objectives. The European Union (EU), U.K., Canada, and Quebec have each adopted what they refer to as “zero-emissions vehicle” mandates and other government authorities across the world, such as Mexico, and other U.S. states have also announced, or are considering, plans and/or restrictions regarding the sale of new internal combustion engine vehicles, stricter tailpipe emissions standards, and limitations on or penalties for the use of petroleum-based products and certain biofuel feedstocks.

The U.S. federal government under the current presidential administration has also been aggressive in the scope, magnitude, and number of actions it has taken to address GHG emissions and other environmental matters, including efforts to limit or eliminate petroleum-dependent modes of transportation. For example, the current administration utilizes a “whole of government” approach to climate change and environmental justice that seeks to organize and deploy the full capacity of the U.S. federal government in novel and coordinated ways to limit or eliminate the use of most petroleum-based products. The current administration has also issued a number of related executive orders, including orders requiring agencies to review environmental actions taken by the previous administration and directing the U.S. federal government to use its scale and procurement power to achieve a number of aspirational net-zero emissions goals, including seeking to limit or eliminate petroleum-based fuels by imposing mandates of so-called 100 percent zero-emission vehicle acquisitions, such as EVs and other alternative fuel vehicles, by 2035 and 100 percent zero-emission light-duty vehicle acquisitions by 2027.
These actions have contributed to, and may continue to spur, a number of U.S. federal rulemakings and other actions that disfavor petroleum-dependent modes of transportation, many of which ignore or downplay the full life cycle carbon footprint of EVs, and thereby seek to inappropriately advantage them over internal combustion engine vehicles. For example, the EPA issued its “Revised 2023 and Later Model Year Light-Duty Vehicle Greenhouse Gas Emission Standards,” revising the GHG emissions standards for light-duty vehicles for 2023 and later model years at a level that cannot be achieved by internal combustion engine vehicles through improvements in combustion efficiency. The National Highway Traffic Safety Administration (NHTSA) also similarly issued its “CAFE Standards for MY 2024-26 Passenger Cars and Light Trucks,” increasing the corporate average fuel economy and carbon dioxide standards for certain passenger cars and light-duty trucks such that automakers cannot demonstrate compliance without increasing the sales of EVs. Together, these federal regulations seek to increase the market penetration of EVs and other alternative fuel vehicles, such that these vehicles would be expected to comprise 17 percent of model year 2026 passenger vehicle sales. The EPA states that its rule is projected to reduce gasoline consumption by more than 360 billion gallons by 2050, reaching a 15 percent reduction in annual U.S. gasoline consumption in 2050. Moreover, in April 2023, the EPA announced new, more ambitious proposed standards for model years 2027 to 2032 that the agency expects will drive 67 percent of new light- and medium-duty vehicles, 50 percent of heavy-duty vocational vehicles, 35 percent of short-haul tractors, and 25 percent of long-haul tractors sold in the U.S. to be EVs or other alternative fuel vehicles by 2032. In July 2023, NHTSA also proposed increasing both the fuel economy standard for passenger cars and light trucks for model years 2027 to 2032 and the fuel efficiency standards for heavy-duty pickup trucks and vans for model years 2030 to 2035. Additionally, in November 2023, the Federal Highway Administration finalized rules that require certain U.S. state departments of transportation and metropolitan planning organizations to establish declining tailpipe carbon dioxide emissions targets for motor vehicles. Most recently, in December 2023, the EPA announced final rules intended to sharply reduce emissions of methane and other air pollution from oil and gas operations. Within such rules, the EPA nearly quadrupled its estimate of the “social cost” of carbon dioxide, a measure that is often used by certain U.S. federal agencies as part of their analyses of the costs and benefits of more stringent climate regulation, which could result in stricter climate rules and regulations that disfavor internal combustion engine vehicles and liquid transportation fuels. The IRA, which was passed in August 2022, also includes substantial subsidies to promote EVs and other alternative fuel vehicles.

In addition to these U.S. federal measures, in March 2022, the EPA reinstated a waiver of preemption under federal law authorizing California to implement its “Advanced Clean Cars I” rule requiring sales of increasing percentages of alternative fuel vehicles, thereby also reviving other U.S. states’ ability to adopt standards identical to California’s. In November 2022, California approved its “Advanced Clean Cars II” rulemaking, which similarly requires an increasing percentage of “zero-emission” light-duty vehicle sales through 2035, at which time 100 percent of light-duty vehicle sales in California must be zero-emission vehicles. In May 2023, CARB requested the EPA grant a waiver of preemption for Advanced Clean Cars II, and the EPA opened CARB’s request for public hearing and comment in December 2023. Several other states have already adopted, or are expected to adopt, similar regulations or mandates. California is also pursuing similar zero-emission vehicle mandates for medium- and heavy-duty vehicles via its “Advanced Clean Trucks” rulemaking, which received a preemption waiver from the EPA in March 2023, and its “Advanced Clean Fleets” rulemaking, for which CARB applied to the EPA for a preemption waiver in November 2023, and it is foreseeable that the EPA may waive preemption to allow Advanced

Clean Fleets to take effect in California and in those states that elect to follow the California program. Additionally, in July 2023, CARB announced a “Clean Truck Partnership” with various U.S. truck and engine manufacturers and the Truck and Engine Manufacturers Association that is aimed at advancing the development of EVs or other alternative fuel vehicles for the commercial trucking industry regardless of whether the regulatory mandate survives legal challenge. While these measures are being litigated, we face a risk that automakers will move forward with changing their manufacturing and marketing based on their expectations that they will be forced to transition to electrification in the transportation sector.

Moreover, there have been various international climate accords and multilateral agreements aimed at reducing GHG emissions, including the Kyoto Protocol in 2005, the Paris Agreement in 2015, and the United Nations Climate Summit in Dubai, United Arab Emirates (COP 28) in 2023, which, although not legally binding, have in certain instances resulted in, and are expected to continue to result in, additional government, regulatory, and private industry actions that are adverse to our industry. Incentives to conserve energy or use renewable energy sources in many locations where we currently operate, or may operate in the future, could also negatively impact our industry. Government authorities across the world have also announced, or are considering, profits or windfall taxes or penalties on fossil fuel companies, or have announced or imposed GHG emissions fees and other regulations that are adverse to refinery operations, could increase costs, and limit profitability. For example, in September 2022, the EU passed legislation imposing a profits tax and penalty on certain fossil fuel companies. Similar taxes and penalties have been proposed or adopted in California, such as Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which authorizes California to set a maximum gross gasoline refining margin and a penalty for refiners that exceed it.

These legal, political, and regulatory developments, as well as other similarly focused laws and regulations, such as, among others, the California and Quebec cap-and-trade programs, the U.K. Emissions Trading Scheme, the U.K. Renewable Transport Fuel Obligation, the South Coast Air Quality Management District’s Rule 1109.1 – Emissions of Oxides of Nitrogen from Petroleum Refineries and Related Operations, CARB’s Control Measure for Ocean-Going Vessels At Berth Rule, reductions in the National Ambient Air Quality Standards, bans or restrictions on certain chemicals, feedstocks, products, or processes, and other laws related to climate, GHG emissions, or environmental, health, or safety matters, have resulted in, and are expected to continue to result in, increased costs and capital expenditures, among other impacts, to (i) operate and maintain our facilities (including restrictions on certain refinery operations and requirements to modify our operations), (ii) install new emission controls or other equipment at our facilities, and (iii) administer and manage any emissions or blending programs, including obtaining emission credits, allowances, or allotments. Such risks are particularly acute in California due to the pace and scope of anti-fossil fuel developments there.

Many of these legal, political, regulatory, and international accord matters and developments are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, pending or anticipated legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of many of these matters and developments on us. However, such events could adversely restrict or affect our refinery operations and limit our profitability; cause us to make changes with respect to our business plan, strategy, operations, and assets, including our current financial and accounting estimates and assumptions; cause a reduction in demand for our products; and result in negative publicity and litigation; each of which could materially and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting the demand for and traceability of low-carbon fuels.

As described under “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand,” government authorities across the world have issued, or are considering issuing, low-carbon fuel regulations, policies, and standards to help reduce GHG emissions and increase the percentage of low-carbon fuels in the transportation fuel mix. We strategically market our low-carbon fuels based on regional policies, regulations, feedstock preferences, CI scores, and our ability to obtain fuel pathways, credits, certifications, and incentives. A significant portion of our low-carbon fuels are sold in California, Canada, and the U.K. Regarding the RFS, in June 2023, the EPA announced final rules that increase RVOs for 2023, 2024, and 2025. While the final rules did not adopt the “eRIN” provisions included in its December 2022 proposal, which would have allocated RINs from renewable electricity used to power EVs and other alternative fuel vehicles to the vehicle manufacturer, the EPA noted that it will continue to work on potential paths forward for an eRIN program.

We are exposed to the volatility in the market price of RINs, LCFS credits, and other credits, as described in Note 20 of Notes to Consolidated Financial Statements. We cannot predict the future prices of RINs, LCFS credits, or other credits. Prices for RINs, LCFS credits, and other credits are dependent upon a variety of factors, including, as applicable, EPA and state regulations, regulations of other countries and jurisdictions, the availability of RINs, LCFS credits, and other credits for purchase, transportation fuel production levels (which can vary significantly each quarter), approved CI pathways, and CI scores. Future RVOs, RFS changes, and small refinery exemption petition denials may also affect RIN prices. For example, if the RVOs for cellulosic biofuel are high relative to D3 RIN generation, RIN prices may rise, and the EPA may or may not issue cellulosic waiver credits in time to moderate price spikes, if at all. If an insufficient number of RINs, LCFS credits, or other credits are available for purchase (or available only at increased prices), or if we are otherwise unable to meet the EPA’s RFS mandates or our other obligations under the Renewable and Low-Carbon Fuel Programs (for example, if there were to be demand destruction for gasoline, diesel, and renewable fuels resulting from displacement of internal combustion engine vehicles with EVs that results in production falling short of established RVOs, an acceleration of the blendwall, or other significant deviations from projected volumes), our business, financial condition, results of operations, and liquidity could be adversely affected. The adoption of an eRIN program could also increase RIN price volatility and result in other adverse impacts that cannot be fully predicted at this time.

In addition to the RFS and LCFS, we operate in multiple jurisdictions that have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards, such as the CFR. The RFS, LCFS, and similar U.S. state and international low-carbon fuel regulations, policies, and standards are extremely complex, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls to maintain compliance and monitoring, which impose substantial administrative burdens. In addition to regulation, demand is growing for renewable fuels certified through voluntary certification bodies such as the International Sustainability and Carbon Certification system, which presents business opportunities, but also entails additional administrative burdens. Our low-carbon fuels businesses could be materially and adversely affected if (i) these regulations, policies, and standards are adversely changed, not enforced, or discontinued, (ii) the benefits therefrom (such as Section 45Q, Section 45Z, and the blender’s tax credits) are reduced or discontinued, (iii) any of the products we produce are deemed not to qualify for compliance therewith or are not in sufficient demand, or (iv) we are unable to satisfy or maintain the conditions of any approved pathways or certifications. Such changes could also negatively impact the plans, expectations, assumptions, and projections with respect to our low-carbon projects and our GHG emissions targets and ambition, and could have a material adverse impact on the timing of completion, project returns, and other outcomes with respect to such projects.

Applicable environmental, health, and safety laws expose us to various risks.

Our operations are subject to extensive environmental, health, and safety laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention measures, GHG emissions, and characteristics and composition of fuels. Certain of these laws and regulations have in the past imposed, and could again impose, obligations on us to conduct assessment or remediation efforts at our refineries and plants, as well as at formerly owned properties or third-party sites where we have taken wastes for disposal or where our wastes may have migrated. The principal environmental risks associated with our operations are emissions into the air, handling of waste, and releases into the soil, surface water, or groundwater. Such laws have imposed, and may again impose, liability on us for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault.

Because environmental, health, and safety laws and regulations are becoming more stringent and new environmental, health, and safety laws and regulations are continuously being enacted or proposed, and are being interpreted and applied in new and controversial ways, the level of costs required for environmental matters has increased and is expected to continue to increase in the future. Additionally, U.S. and state regulatory agencies have become increasingly aggressive in the scope and frequency of, and the magnitude and type of the relief sought by, the enforcement and investigative actions they have pursued under applicable environmental, health, and safety laws and regulations, particularly with respect to fossil fuel companies. This has been particularly acute in California. Such enforcement and investigative actions have resulted in, and are expected to continue to result in, increased costs, expenses, and negative publicity. Despite our efforts to maintain safe and environmentally responsible operations, in certain instances we have faced, and may continue to face, changing regulatory interpretations, regulatory fines or penalties, and liability for personal injury, property, and natural resource damage, environmental justice impacts, and assessment and remediation costs due to actual or alleged emissions, pollution, and/or contamination. We are also exposed to potential liability and costs related to regulated chemicals and other regulated materials, such as various perfluorinated compounds, per- and polyfluoroalkyl substances, benzene, MTBE, and petroleum hydrocarbons, at or from our current and formerly owned facilities (and new or additional regulations with respect to such materials may arise in the near future). Such liabilities and costs could materially and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from litigation, regulatory proceedings, and mandatory disclosure requirements related to climate change and other ESG matters, or aimed at the fossil fuel industry.

We could face increased climate‐related litigation with respect to our operations, disclosures, or products. Governments and private parties across the world have filed lawsuits or initiated regulatory action against fossil fuel companies. Such lawsuits and actions often allege non-compliance with applicable laws or regulations, or damages as a result of climate change, and seek damages and/or abatement under various tort and other theories, including under human rights or constitutional provisions. We have been named as a co-defendant in a lawsuit in state court by a county in Oregon seeking significant damages and abatement under various tort theories (including deceptive disclosures). We intend to vigorously defend against the allegations. However, the ultimate outcome and impact to us of such litigation cannot be predicted with certainty at this time, and we could incur substantial legal costs and reputational damage associated with defending such matter, and an adverse ruling could require us to pay significant damages. Similar lawsuits may be filed in other jurisdictions.

Governments and private parties are also increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements and disclosures by companies regarding climate change and other ESG matters are false or misleading “greenwashing” that violate deceptive trade practices, consumer protection statutes, or other similar laws and regulations, or are fraudulent or misleading under applicable corporate, securities, stock exchange, or other similar laws and regulations. Similar issues can also arise relating to aspirational statements, such as net-zero or carbon neutrality targets, or alignment with certain third-party frameworks or standards that are made without an adequate basis to support such statements. Governments, such as the states of New York and Vermont, have also sought to establish various climate change adaptation cost recovery programs, under which “responsible parties” could bear the costs of climate mitigation investments. These lawsuits and actions present a high degree of uncertainty regarding the extent to which fossil fuel companies face an increased risk of liability and reputational damage stemming from climate change or other ESG matters.

In addition to voluntary disclosures in response to investor and stakeholder requests, many governments have also proposed or adopted regulations that impose disclosure obligations with respect to various climate change and other ESG matters. For example, in March 2022, the SEC proposed sweeping and novel disclosure obligations with respect to climate change and GHG emissions reporting for U.S. publicly-traded companies. Also, in November 2022, various U.S. federal agencies jointly proposed an amendment to the Federal Acquisition Regulation that would require government contractors to publicly disclose their GHG emissions, respond to a climate disclosure questionnaire, and set and disclose GHG emissions reduction goals, in each case based on or utilizing specified private third-party frameworks or standards that have not been widely adopted. In addition, in October 2023, California adopted the (i) Climate Corporate Data Accountability Act (SB 253), (ii) Climate-Related Financial Risk Act (SB 261), and (iii) voluntary Carbon Market Disclosures Business Regulation Act (AB 1305), which impose a host of different broad and far-reaching climate disclosure obligations, including with respect to GHG emissions, climate financial-risk reporting, and statements regarding GHG emissions reductions. Other U.S. states have announced or proposed similar regulations. Other countries where we operate or do business, such as the U.K., have also passed laws requiring, or announced their intention to mandate, various climate disclosures and targets by companies. Some governments have also adopted regulations, or are launching investigations and requesting information, based on pricing practices in the fossil fuel industry. For example, in September 2022, California adopted the Oil Refinery Cost Disclosure Act (SB 1322), which requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information, some or all of which data could become publicly available. Some customers and third parties we do business with have begun requesting product-specific GHG emissions disclosures from us in connection with their own GHG emissions reporting. Our efforts to comply with these and other requests and regulations expose us to risk by requiring disclosure of information that (i) may be protected trade secrets and/or competitively sensitive information, (ii) exposes us to litigation and government regulatory actions and investigations, (iii) is inconsistent with other government regulations or our current disclosures that may utilize different methodologies or standards, (iv) is subject to many assumptions and inherent calculation difficulties, such as accuracy and completeness, and (v) may impact our business relationships, credibility, and reputation.

As described in Note 2 of Notes to Consolidated Financial Statements, in March 2023, California adopted SBx 1-2, which imposes increased and substantial reporting requirements on our business, including daily, weekly, monthly, and annual reporting of detailed operational and financial data on all aspects of our operations in California, much of it at the transaction level. In October 2023, in response to Governor Newsom’s direction, the California Energy Commission (CEC) voted to start both a proceeding to evaluate whether to establish a maximum margin and associated penalty and a rulemaking process focused on rules relating to the timing of refinery turnarounds and maintenance, among other things. While the CEC has not yet established a maximum margin, imposed a financial penalty for profits above a maximum margin, or imposed restrictions on turnaround and maintenance activities, the potential implementation of a financial penalty, maximum margin, or any restrictions or delays on our ability to undertake turnaround or maintenance activities, could adversely restrict or affect our refinery operations and limit our profitability, cause us to make changes with respect to our business plan, strategy, operations, and assets (including our current financial and accounting estimates and assumptions), and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from compliance with and changes in tax laws.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes; indirect taxes (excise/duty, sales/use, gross receipts, and value-added taxes); and payroll, franchise, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. For example, the IRA contains significant changes to U.S. tax law including, but not limited to, a corporate minimum tax and a one percent excise tax on the purchase by companies of their own stock.

Many of these tax liabilities are subject to periodic audits by the respective taxing authorities. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of any of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, or create issues with respect to certain of our business permits, authorizations, and registrations, and, as a result, our business, financial condition, results of operations, and liquidity. Tax rates in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws or tax treaties, or interpretations thereof, could impact our ability to realize the tax savings recorded to date and adversely affect our future effective tax rates.

Cybersecurity and Privacy Related Risks

We are subject to risks arising from a significant breach of our information systems.

Our information systems and network infrastructure may be subject to unauthorized access or attack (and we are frequently subject to such attempts), including ransom-related incidents that could result in increased costs to prevent, and be prepared to respond to or mitigate such events, such as deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. Such unauthorized events could also result in (i) a loss of intellectual property, proprietary information, or employee, customer, supplier, or vendor data, (ii) public disclosure of sensitive information, (iii) systems interruption, (iv) disruption of our business operations, (v) remediation costs and repairs of system damage, (vi) reputational damage that adversely affects customer, supplier, or investor confidence, and (vii) damage to our business and competitiveness. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations, as occurred with the Colonial Pipeline cybersecurity incident in May 2021. Although we implement internal controls on the connectivity of third parties to our systems that attempt to prevent or mitigate the impact from incidents affecting third-party systems, we have limited control over ensuring that third parties themselves are consistently enforcing strong cybersecurity controls over their systems. Increased risks of such attacks and disruptions also exist because of global geopolitical and other conflicts and tensions. A breach may also result in legal claims or proceedings against us by our stockholders, employees, customers, vendors, and government authorities. There can be no assurance that our current or future infrastructure protection technologies and disaster recovery plans can prevent or mitigate such breaches, cyber, and ransom-related incidents, or systems failures, any of which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. The continuing and evolving threat of cybersecurity incidents has also resulted in increased regulatory focus on prevention and disclosure, such as the directive issued by the U.S. Transportation Security Administration following the Colonial Pipeline cybersecurity incident, the obligations imposed by the U.S. Cyber Incident Reporting for Critical Infrastructure Act adopted in March 2022, and the SEC’s cybersecurity and governance disclosure rules issued in 2023. We may be required to expend significant additional resources to comply with such laws and regulations, incur fines for noncompliance, and otherwise be exposed to litigation and regulatory action as a result thereof.

Increasing legal and regulatory focus on data privacy and security issues could expose us to increased liability and operational changes and costs.

Along with our own data and information in the normal course of our business, we collect and retain certain data that is subject to specific laws and regulations. The compliant processing of this data domestically and transferring of this data across international borders continues to increase in complexity. This data is subject to regulation at various levels of government in many areas of our business and in jurisdictions across the world, including data privacy and security laws such as the California Consumer Privacy Act, the California Privacy Rights Act, the EU General Data Protection Regulation (GDPR), the U.K. and General Data Protection Regulation (U.K. GDPR), the standard contractual clauses adopted by the European Commission and the U.K. Parliament for the processing and transfer of personal data in compliance with the GDPR and/or the U.K. GDPR, and Quebec’s Bill 64. We also operate in other jurisdictions (such as Mexico and Peru) that have issued, or are considering issuing, data privacy laws and regulations. The U.S. Federal Trade Commission recently adopted rules requiring the reporting of certain data breaches. As the number and complexities of such laws and regulations continue to increase, we will face increasingly complex compliance, monitoring, and control obligations. As the implementation, interpretation, and enforcement of such laws continues to progress and evolve, there may also be developments that amplify such risks. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, or otherwise, could expose us to litigation and enforcement, and result in significant penalties, fines, and other liabilities.

General Risk Factors

Uncertainty and illiquidity in financial markets, or changes in our credit profile or ratings, can adversely affect our ability to obtain credit and capital, increase our costs, and limit our flexibility.

Our ability to obtain credit and capital depends in large measure on capital markets and liquidity factors that we do not control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by persistently high interest rates, inflation, unstable or illiquid market conditions, or adverse changes in our credit profile or to our credit ratings. These factors could adversely impact and limit our ability to obtain favorable credit and debt financing, raise our cost of capital, or require us to provide collateral or other forms of security, which would increase our costs and restrict operational and financial flexibility. Unstable or illiquid market conditions could also negatively impact our pension plans’ assets and funding requirements.

From time to time, we may need to supplement our cash generated from operations with proceeds from financing activities or obtain letters of credit in certain commercial transactions. In addition, we rely on the counterparties to our commodity hedging and derivative instruments to fund their obligations under such arrangements. Uncertainty and illiquidity in financial markets could have an adverse impact on the costs or availability of the financial, commercial, and other services provided by such parties, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from severe weather events.

Severe weather events, such as storms, hurricanes, droughts, or floods, could have an adverse effect on our operations and could increase our costs. For example, severe weather events can have an impact on crop production and reduce the supply of, or increase our costs to obtain, feedstocks for our Ethanol and Renewable Diesel segments. We have incurred, and expect to continue to incur, costs and expenses associated with severe weather, such as to keep our facilities performing and to mitigate and reduce the risk of severe weather to our operations. If more intense or frequent severe weather events occur, the physical and disruptive effects could have a material adverse impact on our operations and assets.

Our business may be negatively affected by work stoppages, slowdowns, or strikes, as well as by new legislation or an inability to attract and retain sufficient labor, and increased costs related thereto.

Certain employees at five of our U.S. refineries, as well as at each of our Canada and U.K. refineries, are covered by collective bargaining or similar agreements, which generally have unique and independent expiration dates. To the extent we are in negotiations for labor agreements expiring in the future, there is no assurance an agreement will be reached without a strike, work stoppage, or other labor action. Any prolonged strike, work stoppage, or other labor action at our facilities or at facilities owned or operated by third parties that support our operations could have an adverse effect on our business, financial condition, results of operations, and liquidity. Future U.S. federal, state, or international labor legislation could result in labor shortages and higher costs. An inability to recruit, train, and retain adequate personnel, or the loss or departure of personnel with key skills or deep institutional knowledge, may negatively impact our business. Inflation has also caused, and may in the future cause, increases in employee-related costs.

Our ability to fully insure losses arising from our operating hazards exposes us to various risks.

Our operations are subject to various hazards common to the industry, including explosions, fires, toxic emissions, maritime hazards, and natural catastrophes. As protection against these hazards, we maintain insurance coverage against some, but not all, potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we need, or at acceptable rates. Premiums and deductibles for certain insurance policies could increase substantially based on market conditions. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage is limited, and coverage for terrorism and cyber risks have broad exclusions. If we incur a significant loss or liability for which we are not adequately insured, it could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

We take an enterprise approach to information security risk management and governance. Our information security program and framework comprise processes, policies, practices, systems, and technologies that are designed to identify, assess, prioritize, manage, and monitor risks to our information systems, including risks from cybersecurity threats and events and risks associated with the use of third-party service providers.

Our established recovery approach is designed to provide for the ready availability and use of our business-critical processes in the event of any downtime, disaster, or outages. We also seek to identify and mitigate the risks associated with the use of third-party service providers through the review of their security programs prior to our engagement thereof. Additionally, our control environment and internal audit process bring a systematic, disciplined approach to evaluate our risk management, control, and governance processes concerning cybersecurity and our information security framework.

We have a cybersecurity Incident Response Plan (IRP) that sets forth a process to obtain information, coordinate activities, assess results, and communicate applicable developments to our employees, law enforcement, other external parties and agencies, and our Board. The IRP includes the following major components: preparation, detection and analysis, containment, eradication, notification, recovery, reporting, and lessons learned. Specific incident response playbooks have also been prepared for data breaches, malware, unauthorized remote access, and ransomware, which include applicable legal protocols. We have also retained certain third-party experts to assist us with various aspects of incident assessment and response in the event those services become necessary or useful.

Typically, we (i) perform periodic tabletop exercises with a company-wide cross-functional team that is facilitated by a third-party expert and is intended to simulate a real-life security incident, (ii) conduct penetration testing as needed and annually conduct Payment Card Industry Data Security Standard testing and firewall reviews, and have periodically engaged a third-party expert to help therewith, (iii) hold annual cybersecurity awareness trainings, and (iv) periodically engage a third-party expert to conduct a review of our information security framework, which helps to identify existing and emerging risks, and mitigate against such risks. These internal efforts and external third-party reviews also support our ability to regularly assess our information security program and framework against emerging risks, market and industry developments and provide opportunities to make adjustments or enhancements when deemed prudent or necessary. To date, there have been no cybersecurity incidents that have materially affected us, or that are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations.

For additional information on the cybersecurity risks we face, see “ITEM 1A. RISK FACTORS—Cybersecurity and Privacy Related Risks—We are subject to risks arising from a significant breach of our information systems.”

GOVERNANCE

Our Board’s Role in Cybersecurity Oversight
Oversight of risk management, including with respect to risks from cybersecurity threats, is the responsibility of our Board, which exercises its oversight responsibilities both directly and through its committees. The Audit Committee of our Board has formal oversight responsibilities established in its committee charter concerning our initiatives and strategies respecting cybersecurity and information technology risks. At least once annually, the heads of our information services and internal audit teams provide a report to the Audit Committee on cybersecurity and information technology risks, as well as our information security operations, structure, framework, various cybersecurity and information technology metrics, our cybersecurity and information security management and improvement efforts, future projects, and our governance and assessments related to cybersecurity and information technology. The chair of the Audit Committee reports to the Board a summary of the information presented by the heads of our information services and internal audit teams during their cybersecurity update. Periodically, the Board also receives reports on such matters directly. As noted above, the IRP also contains notification procedures to the Board.

Management’s Role in Assessment and Management of Material Risks from Cybersecurity Threats
We have an Information Security Committee (Infosec Committee) consisting of refining, renewable diesel, ethanol, logistics, and information services personnel that meets weekly to evaluate third-party exchange of data and collaborate on strategy for dealing with information security risks and other related matters. The Infosec Committee reports to our Information Security Oversight Committee (Infosec Oversight Committee) and our Executive Steering Committee on cybersecurity (Executive Steering Committee). Our Infosec Oversight Committee consists of information services, refining, and internal audit personnel and meets quarterly to discuss network threats and the overall security landscape. Our Executive Steering Committee consists of management within our information services, internal audit, refining, renewable diesel, ethanol, legal, and logistics teams, and meets twice per year to review and discuss information security metrics and results of security assessments, among other items. Key members of the Infosec Oversight Committee and the Executive Steering Committee provide a report to the Audit Committee of the Board as discussed above.

Our information services team is led by our Vice President Information Services & Technology, who also chairs the Infosec Oversight Committee and has approximately 25 years of experience in the information technology industry. Collectively, the members of our Infosec Committee, Infosec Oversight Committee, and Executive Steering Committee have decades of experience within the information technology and/or cybersecurity areas. On a monthly basis, our Vice President Information Services & Technology provides executive management with an Information Security Scorecard, which includes any cybersecurity events that have occurred. If a cybersecurity incident is declared under the IRP, we will evaluate whether such incident might have a material adverse impact on our business, financial condition, results of operations, or reputation, among other considerations, and communicate that discussion to executive management, who will then determine if escalation to the Board is warranted and if further disclosure is required to the SEC and/or other government agencies.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

We incorporate by reference into this item our disclosures made in Note 1 of Notes to Consolidated Financial Statements under “Legal Contingencies.”

ENVIRONMENTAL ENFORCEMENT MATTERS

We are reporting the following proceedings to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment if a governmental authority is a party to such proceeding and we reasonably believe that such proceeding will result in monetary sanctions that exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceeding is required. We believe proceedings less than this threshold are not material to our business and financial condition.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). In our quarterly report on Form 10-Q for the quarter ended September 30, 2023, we reported that (i) we had received a Notice of Violation (NOV) from the BAAQMD on March 21, 2019 related to atmospheric emissions of hydrogen commingled with non-methane organic compounds at our Benicia Refinery (the 2019 Atmospheric Emissions NOV), (ii) on December 1, 2020, we had received an NOV from the BAAQMD related to pressure relief devices in the Benicia Refinery’s Hydrogen Unit (the 2020 Pressure Relief Device NOV), and (iii) on June 17, 2021, October 11, 2021, and January 26, 2022, we had received certain other compliance-related NOVs related to the 2019 Atmospheric Emissions NOV and the 2020 Pressure Relief Device NOV. We are continuing to work with the BAAQMD to resolve these matters.

BAAQMD (Benicia Refinery). In our quarterly report on Form 10-Q for the quarter ended June 30, 2023, we reported that on May 1, 2023, the BAAQMD issued a compliance-related NOV to our Benicia Refinery related to a pressure relief device. We are continuing to work with the BAAQMD to resolve this matter.

BAAQMD (Benicia Refinery). In our quarterly report on Form 10-Q for the quarter ended September 30, 2023, we reported that we were in the process of working with the BAAQMD to resolve several other NOVs issued by the BAAQMD to our Benicia Refinery in 2020 and 2019, which primarily relate to various emissions and related compliance issues. We are continuing to work with the BAAQMD to resolve these matters.

Texas Attorney General (Texas AG) (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2022, we reported that the Texas AG had filed suit against our Port Arthur Refinery in the 419th Judicial District Court of Travis County, Texas, Cause No. D-1-GN-19-004121, for alleged violations of the Clean Air Act seeking injunctive relief and penalties. We are working with the Texas AG to resolve this matter.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table lists the names and titles of our executive officers (for purposes of Rule 3b-7 under the Securities Exchange Act of 1934) as of the date of this report. There is no arrangement or understanding between any executive officer listed below or any other person under which the executive officer was or is to be selected as an officer.

Name	Current Position	Officer Beginning	Age as of December 31, 2023
R. Lane Riggs	Chief Executive Officer and President	2011	58
Jason W. Fraser	Executive Vice President and Chief Financial Officer	2015	55
Gary K. Simmons	Executive Vice President and Chief Operating Officer	2011	59
Richard J. Walsh	Senior Vice President, General Counsel and Secretary	2016	58

Mr. Riggs was elected Chief Executive Officer and President, and as a member of our Board effective as of the close of business on June 30, 2023. He previously served as President and Chief Operating Officer (beginning January 23, 2020), and Executive Vice President and Chief Operating Officer (beginning January 1, 2018), and prior to that as Executive Vice President Refining Operations and Engineering (beginning 2014), and Senior Vice President Refining Operations (beginning 2011). He has held several leadership positions with Valero overseeing refining operations, supply optimization and crude and feedstock supply, and planning and economics. Mr. Riggs also previously served on the board of directors of Valero Energy Partners GP LLC (the general partner of Valero Energy Partners LP) from 2014 to 2019.

Mr. Fraser was elected Executive Vice President and Chief Financial Officer effective July 15, 2020. Prior to that he served as Executive Vice President and General Counsel effective January 1, 2019. In 2018, he served as Senior Vice President overseeing Valero’s Public Policy & Strategic Planning, Governmental Affairs, Investor Relations, and External Communications functions. From November 2016 to May 2018, Mr. Fraser served as Vice President Public Policy & Strategic Planning, and from May 2015 to November 2016, he served in London as Vice President Europe, overseeing our European commercial businesses. Prior to his service in London, he held various leadership positions at our San Antonio headquarters, including Senior Vice President & Deputy General Counsel and Senior Vice President Specialty Products in the Valero family of companies.

Mr. Simmons was elected Executive Vice President and Chief Operating Officer on July 20, 2023. He previously served as Executive Vice President and Chief Commercial Officer (beginning January 23, 2020), and Senior Vice President Supply, International Operations and Systems Optimization (beginning May 2014), and prior to that as Vice President Crude and Feedstock Supply and Trading (2012 to 2014), and Vice President Supply Chain Optimization (2011 to 2012). Mr. Simmons has held many leadership positions with Valero, including Vice President and General Manager of our Ardmore and St. Charles refineries.

Mr. Walsh was elected Senior Vice President, General Counsel and Secretary, effective April 22, 2021, and prior to that was elected as Senior Vice President and General Counsel effective July 15, 2020. Mr. Walsh has responsibility for our legal and governmental affairs, health, safety, and environmental, fuels compliance, risk management, ESG, and compliance/ethics teams. He previously served as Vice President and Deputy General Counsel from 2016 to 2020. He joined Valero in 1999 and has served in many different leadership roles within our legal department.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the trading symbol “VLO.”

As of January 31, 2024, there were 4,414 holders of record of our common stock.

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

The following table discloses purchases of shares of our common stock made by us or on our behalf during the fourth quarter of 2023.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 2023	611,778	$124.20	559,399	$3.1 billion
November 2023	1,561,401	$124.24	1,487,134	$2.9 billion
December 2023	5,324,131	$128.92	5,323,068	$2.2 billion
Total	7,497,310	$127.56	7,369,601	$2.2 billion
________________________
(a)The shares reported in this column include 127,709 shares related to our purchases of shares from our employees (including former employees) and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 23, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, and we completed all authorized share purchases under that program during the fourth quarter of 2023. On September 15, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the September 2023 Program). As of December 31, 2023, we had $2.2 billion remaining available for purchase under the September 2023 Program. On February 22, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2023 Program.

The performance graph below is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, respectively.
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return4 on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peers (that we selected) for the five-year period commencing December 31, 2018 and ending December 31, 2023. Our selected peer group comprises the following eleven members: ConocoPhillips; CVR Energy, Inc.; Delek US Holdings, Inc.; the Energy Select Sector SPDR Fund; EOG Resources, Inc.; HF Sinclair Corporation; LyondellBasell Industries N.V.; Marathon Petroleum Corporation; Occidental Petroleum Corporation; PBF Energy Inc.; and Phillips 66. The Energy Select Sector SPDR Fund (XLE) serves as a proxy for stock price performance of the energy sector and includes energy companies with which we compete for capital. LyondellBasell Industries N.V. was added to the prior year’s peer group because of its similarities to us in size, complexity, and exposure to commodity pricing volatility for both its products and feedstocks. LyondellBasell Industries N.V. also helps to balance the full portfolio of peers by helping ensure accountability of performance both within the core downstream segment of the oil and gas industry, and also in adjacent segments that face similar challenges and opportunities. We believe that our peer group represents a group of companies for making head-to-head performance comparisons in a competitive operating environment that is primarily characterized by U.S.-based companies that have business models predominantly consisting of downstream refining operations, together with similarly sized energy companies that share operating similarities to us, and that are in adjacent segments of the oil and gas industry.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN4
Among Valero, the S&P 500 Index, Old Peer Group, and New Peer Group

	As of December 31,
	2018	2019	2020	2021	2022	2023
Valero common stock	$100.00	$130.36	$83.95	$117.80	$206.18	$218.29
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Old Peer Group	100.00	103.43	63.56	103.27	180.60	194.27
New Peer Group	100.00	105.09	69.11	106.04	177.48	192.24
4 Assumes that an investment in Valero common stock, the S&P 500 index, our old peer group, and our new peer group was $100 on December 31, 2018. Cumulative total return is based on share price appreciation plus reinvestment of dividends from December 31, 2018 through December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, and should be read in conjunction with “ITEM 1A. RISK FACTORS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this report. This discussion and analysis includes the years ended December 31, 2023 and 2022 and comparison between such years. The discussion for the year ended December 31, 2021 and comparison between the years ended December 31, 2022 and 2021 have been omitted from this annual report on Form 10-K for the year ended December 31, 2023, as such information can be found in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our annual report on Form 10-K for the year ended December 31, 2022, which was filed on February 23, 2023.

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including without limitation our disclosures below under “OVERVIEW AND OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “scheduled,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “ambition,” “could,” “would,” “should,” “may,” “strive,” “seek,” “potential,” “opportunity,” “aimed,” “considering,” “continue,” and similar expressions.

These forward-looking statements include, among other things, statements regarding:

•the effect, impact, potential duration or timing, or other implications of global geopolitical and other conflicts and tensions;
•future Refining segment margins, including gasoline and distillate margins, and discounts;
•future Renewable Diesel segment margins;
•future Ethanol segment margins;
•expectations regarding feedstock costs, including crude oil differentials, product prices for each of our segments, transportation costs, and operating expenses;
•anticipated levels of crude oil and liquid transportation fuel inventories and storage capacity;
•expectations regarding the levels of, costs and timing with respect to, the production and operations at our existing refineries and plants, projects under evaluation, construction, or development, and former projects;
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
•our anticipated level of cash distributions or contributions, such as our dividend payment rate and contributions to our pension plans and other postretirement benefit plans;

•our ability to meet future cash and credit requirements, whether from funds generated from our operations or our ability to access financial markets effectively, and expectations regarding our liquidity;
•our evaluation of, and expectations regarding, any future activity under our share purchase program or transactions involving our debt securities;
•anticipated trends in the supply of, and demand for, crude oil and other feedstocks and refined petroleum products, renewable diesel, and ethanol and corn related co-products in the regions where we operate, as well as globally;
•expectations regarding environmental, tax, and other regulatory matters, including SBx 1-2 and the matters discussed under “ITEM 3. LEGAL PROCEEDINGS” above, the anticipated amounts and timing of payment with respect to our deferred tax liabilities, unrecognized tax benefits, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated effect thereof on our business, financial condition, results of operations, and liquidity;
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
•expectations regarding adoptions of new, or changes to existing Renewable and Low-Carbon Fuel Programs, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our low-carbon fuels strategy, publicly announced GHG emissions reduction/displacement targets and ambitions, and our current, former, and any future low-carbon projects.

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
•the ability of the members of OPEC, and other petroleum-producing nations that collectively make up OPEC+, to agree on and to maintain crude oil price and production controls;
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
•pressure and influence of environmental groups and other stakeholders upon policies and decisions related to the production, transportation, storage, refining, processing, marketing, and sales of crude oil or other feedstocks, refined petroleum products, renewable diesel, ethanol, or corn related co-products;
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
•delay of, cancellation of, or failure to implement planned capital or other strategic projects and realize the various assumptions and benefits projected for such projects or cost overruns in constructing such planned projects;
•earthquakes, hurricanes, tornadoes, winter storms, droughts, floods, wildfires, and other weather events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, waste and renewable feedstocks, corn, and other feedstocks, critical supplies, refined petroleum products, renewable diesel, and ethanol;
•rulings, judgments, or settlements in litigation or other legal or regulatory matters, such as unexpected environmental remediation or enforcement costs, including those in excess of any reserves or insurance coverage;
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

NON-GAAP FINANCIAL MEASURES

The discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” below include references to financial measures that are not defined under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between years, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (h) beginning on page 54 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (h), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 61 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Also on page 61, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the year ended December 31, 2023 were favorably impacted by the continued strong worldwide demand for petroleum-based transportation fuels, while the worldwide supply of those products remained constrained. This global supply and demand imbalance contributed to strong refining margins for 2023.

The strong demand for our products and continued strength in refining margins were the primary contributors to us reporting $8.8 billion of net income attributable to Valero stockholders for the year ended December 31, 2023. Our operating results for 2023, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found below under “RESULTS OF OPERATIONS” beginning on page 46.

Our operations generated $9.2 billion of cash in 2023. This cash was used to make $1.9 billion of capital investments in our business and return $6.6 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we reduced our outstanding debt through the purchase of $199 million of our public debt in 2023. As a result of this and other activity, our cash and cash equivalents increased by $562 million during 2023 to $5.4 billion as of December 31, 2023. We had $10.5 billion in liquidity as of December 31, 2023. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found below under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 57.

Results for the Year Ended December 31, 2023
For 2023, we reported net income attributable to Valero stockholders of $8.8 billion compared to $11.5 billion for 2022. The decrease of $2.7 billion was primarily due to a decrease in operating income of $3.8 billion, partially offset by an increase in “other income, net” of $323 million and a decrease in income tax expense of $809 million. The details of our operating income and adjusted operating income by segment, where applicable, and in total are reflected in the following table (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (h) beginning on page 54.

	Year Ended December 31,
	2023	2022	Change
Refining segment:
Operating income	$11,511	$15,803	$(4,292)
Adjusted operating income	11,528	15,762	(4,234)
Renewable Diesel segment:
Operating income	852	774	78
Ethanol segment:
Operating income	553	110	443
Adjusted operating income	569	151	418
Total company:
Operating income	11,858	15,690	(3,832)
Adjusted operating income	11,891	15,710	(3,819)

While our operating income decreased by $3.8 billion in 2023 compared to 2022, adjusted operating income also decreased by $3.8 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $4.2 billion primarily due to lower gasoline and distillate (primarily diesel) margins, partially offset by higher discounts on crude oils and other feedstocks and lower operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment operating income increased by $78 million primarily due to lower feedstock costs and higher sales volumes, partially offset by lower product prices (primarily renewable diesel), higher operating expenses (excluding depreciation and amortization expense), and higher depreciation and amortization expense.
•Ethanol segment. Ethanol segment adjusted operating income increased by $418 million primarily due to lower corn prices, higher production volumes, and lower operating expenses (excluding depreciation and amortization expense), partially offset by lower ethanol and corn related co-product prices.

Outlook
Many uncertainties remain with respect to the supply and demand imbalance in the petroleum-based products market worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Notes to Consolidated Financial Statements or other political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of 2024.

•Gasoline and diesel demand have returned to pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve and is approaching pre-pandemic levels in the U.S.

•Combined light product (gasoline, diesel, and jet fuel) inventories in the U.S. and Europe remain below historical levels reflecting tight global petroleum product balances, which should support continued high utilization of refining capacity.

•Crude oil discounts have widened, consistent with typical seasonal patterns and expected industry-wide refinery maintenance activity in the first quarter of 2024; however, continued sour crude oil production cuts by OPEC+ suppliers and the pending start-up of the Trans Mountain Pipeline expansion may dampen some of the seasonal effect. In addition, conflict in the Middle East, including impacts on shipping routes and freight costs, could result in increased volatility in the crude oil market and potentially impact crude oil discounts.

•Renewable diesel demand is expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (h) beginning on page 54, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 53 through 56.

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$136,470	$3,823	$4,473	$—	$144,766
Intersegment revenues	18	3,168	1,086	(4,272)	—
Total revenues	136,488	6,991	5,559	(4,272)	144,766
Cost of sales:
Cost of materials and other	117,401	5,550	4,395	(4,259)	123,087
Operating expenses (excluding depreciation and amortization expense reflected below)	5,208	358	515	8	6,089
Depreciation and amortization expense	2,351	231	80	(4)	2,658
Total cost of sales	124,960	6,139	4,990	(4,255)	131,834
Other operating expenses	17	—	16	—	33
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	998	998
Depreciation and amortization expense	—	—	—	43	43
Operating income by segment	$11,511	$852	$553	$(1,058)	11,858
Other income, net (e)					502
Interest and debt expense, net of capitalized interest					(592)
Income before income tax expense					11,768
Income tax expense					2,619
Net income					9,149
Less: Net income attributable to noncontrolling interests					314
Net income attributable to Valero Energy Corporation stockholders					$8,835

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2022
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$168,154	$3,483	$4,746	$—	$176,383
Intersegment revenues	56	2,018	740	(2,814)	—
Total revenues	168,210	5,501	5,486	(2,814)	176,383
Cost of sales:
Cost of materials and other (a)	144,588	4,350	4,628	(2,796)	150,770
Operating expenses (excluding depreciation and amortization expense reflected below)	5,509	255	625	—	6,389
Depreciation and amortization expense (b)	2,247	122	59	—	2,428
Total cost of sales	152,344	4,727	5,312	(2,796)	159,587
Asset impairment loss (c)	—	—	61	—	61
Other operating expenses	63	—	3	—	66
General and administrative expenses (excluding depreciation and amortization expense reflected below) (d)	—	—	—	934	934
Depreciation and amortization expense	—	—	—	45	45
Operating income by segment	$15,803	$774	$110	$(997)	15,690
Other income, net (e)					179
Interest and debt expense, net of capitalized interest					(562)
Income before income tax expense					15,307
Income tax expense (f)					3,428
Net income					11,879
Less: Net income attributable to noncontrolling interests					351
Net income attributable to Valero Energy Corporation stockholders					$11,528

Average Market Reference Prices and Differentials

	Year Ended December 31,
	2023	2022
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$82.27	$98.86
Brent less West Texas Intermediate (WTI) crude oil	4.60	4.43
Brent less WTI Houston crude oil	3.15	2.82
Brent less Dated Brent crude oil	(0.44)	(2.22)
Brent less Argus Sour Crude Index crude oil	5.34	7.42
Brent less Maya crude oil	13.33	11.68
Brent less Western Canadian Select Houston crude oil	12.15	15.55
WTI crude oil	77.67	94.43

Natural gas (dollars per million British thermal units)	2.23	5.83

RVO (dollars per barrel) (g)	7.02	7.72

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	8.83	9.54
Ultra-low-sulfur (ULS) diesel less Brent	25.06	38.73
Propylene less Brent (not RVO adjusted)	(47.47)	(42.73)
U.S. Mid-Continent:
CBOB gasoline less WTI	17.70	15.88
ULS diesel less WTI	32.37	44.11
North Atlantic:
CBOB gasoline less Brent	15.61	19.24
ULS diesel less Brent	29.47	49.29
U.S. West Coast:
CARBOB 87 gasoline less Brent	28.45	31.32
CARB diesel less Brent	32.79	40.97

Average Market Reference Prices and Differentials (continued)

	Year Ended December 31,
	2023	2022
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.81	$3.54
Biodiesel RIN (dollars per RIN)	1.35	1.67
California LCFS (dollars per metric ton)	72.42	98.73
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.58	0.77
USGC distillers corn oil (dollars per pound)	0.63	0.77
USGC fancy bleachable tallow (dollars per pound)	0.59	0.75

Ethanol
Chicago Board of Trade corn (dollars per bushel)	5.65	6.94
New York Harbor ethanol (dollars per gallon)	2.34	2.57

2023 Compared to 2022
Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2023	2022	Change
Revenues	$144,766	$176,383	$(31,617)
Cost of sales (see notes (a) and (b))	131,834	159,587	(27,753)
Operating income	11,858	15,690	(3,832)
Adjusted operating income (see note (h))	11,891	15,710	(3,819)
Other income, net (see note (e))	502	179	323
Income tax expense (see note (f))	2,619	3,428	(809)

Revenues decreased by $31.6 billion in 2023 compared to 2022 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $27.8 billion primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $3.8 billion decrease in operating income, from $15.7 billion in 2022 to $11.9 billion in 2023.

Adjusted operating income also decreased by $3.8 billion, from $15.7 billion in 2022 to $11.9 billion in 2023. The components of this $3.8 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” increased by $323 million in 2023 compared to 2022 due to the items noted in the following table (in millions):

	Year Ended December 31,
	2023	2022	Change
Interest income on cash	$293	$105	$188
Net gain from early retirement of debt (see note (e))	11	14	(3)
Pension settlement charge (see note (e))	—	(58)	58
Equity income on joint ventures and other	198	118	80
Other income, net	$502	$179	$323

Income tax expense decreased by $809 million in 2023 compared to 2022 primarily as a result of a decrease in income before income tax expense.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2023	2022	Change
Operating income	$11,511	$15,803	$(4,292)
Adjusted operating income (see note (h))	11,528	15,762	(4,234)

Refining margin (see note (h))	19,087	23,518	(4,431)
Operating expenses (excluding depreciation and amortization expense reflected below)	5,208	5,509	(301)
Depreciation and amortization expense	2,351	2,247	104

Throughput volumes (thousand BPD) (see note (i))	2,979	2,953	26

Refining segment operating income decreased by $4.3 billion in 2023 compared to 2022; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (h), decreased by $4.2 billion in 2023 compared to 2022. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $4.4 billion in 2023 compared to 2022.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 48 reflects market reference prices and differentials that we believe impacted our Refining segment margin in 2023 compared to 2022.
The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $5.6 billion.

◦A decrease in gasoline margins had an unfavorable impact of approximately $529 million.

◦Higher discounts on crude oils had a favorable impact of approximately $1.1 billion.

◦Higher discounts on other feedstocks had a favorable impact of approximately $438 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $301 million primarily due to lower natural gas costs of $438 million, partially offset by increases in chemicals and catalyst costs of $96 million and certain employee compensation expenses of $39 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2023	2022	Change
Operating income	$852	$774	$78

Renewable Diesel margin (see note (h))	1,441	1,151	290
Operating expenses (excluding depreciation and amortization expense reflected below)	358	255	103
Depreciation and amortization expense	231	122	109

Sales volumes (thousand gallons per day) (see note (i))	3,539	2,175	1,364

Renewable Diesel segment operating income increased by $78 million in 2023 compared to 2022. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin increased by $290 million in 2023 compared to 2022.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 49 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in 2023 compared to 2022.
The increase in Renewable Diesel segment margin was primarily due to the following:

◦A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $1.9 billion.

◦An increase in sales volumes of 1.4 million gallons per day had a favorable impact of approximately $724 million. The increase in sales volumes was primarily due to additional production resulting from the completion of the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.
◦A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $2.3 billion.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) increased by $103 million primarily due to increased costs resulting from the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

•Renewable Diesel segment depreciation and amortization expense increased by $109 million primarily due to depreciation expense associated with the new DGD Port Arthur Plant that commenced operations in the fourth quarter of 2022.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for 2023 and 2022. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2023	2022	Change
Operating income	$553	$110	$443
Adjusted operating income (see note (h))	569	151	418

Ethanol margin (see note (h))	1,164	858	306
Operating expenses (excluding depreciation and amortization expense reflected below)	515	625	(110)
Depreciation and amortization expense (see note (b))	80	59	21
Asset impairment loss (see note (c))	—	61	(61)

Production volumes (thousand gallons per day) (see note (i))	4,367	3,866	501

Ethanol segment operating income increased by $443 million in 2023 compared to 2022; however, Ethanol segment adjusted operating income, which excludes the adjustments in the table in note (h), increased by $418 million in 2023 compared to 2022. The components of this increase in the adjusted results, along with the reasons for the changes in these components, are outlined below.

•Ethanol segment margin increased by $306 million in 2023 compared to 2022.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 49 reflects market reference prices that we believe impacted our Ethanol segment margin in 2023 compared to 2022.

The increase in Ethanol segment margin was primarily due to the following:

◦Lower corn prices had a favorable impact of approximately $618 million.

◦An increase in production volumes of 501,000 gallons per day had a favorable impact of approximately $150 million.
◦Lower ethanol prices had an unfavorable impact of approximately $337 million.

◦Lower prices for the corn related co-products that we produce, primarily DDGs and inedible distillers corn oils, had an unfavorable impact of approximately $129 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) decreased by $110 million primarily due to lower natural gas costs.

________________________
The following notes relate to references on pages 46 through 52.

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

In 2020, we recognized the cost of the RVO using the 2020 quotas set by the EPA at that time, and in 2021 and the three months ended March 31, 2022, we recognized the cost of the RVO using our estimates of the quotas. As a result of the final rule released by the EPA as noted above, we recognized a benefit of $104 million in the year ended December 31, 2022 primarily related to the modification of the 2020 quotas.

(b)Depreciation and amortization expense for the year ended December 31, 2022 includes a gain of $23 million on the sale of our ethanol plant located in Jefferson, Wisconsin (Jefferson ethanol plant).

(c)Our ethanol plant located in Lakota, Iowa (Lakota ethanol plant) was previously configured to produce USP-grade ethanol, a higher grade ethanol suitable for hand sanitizer blending that has a higher market value than fuel-grade ethanol. During 2022, demand for USP-grade ethanol declined and had a negative impact on the profitability of the plant. As a result, we tested the recoverability of the carrying value of the Lakota ethanol plant and concluded that it was impaired. Therefore, we reduced the carrying value of the plant to its estimated fair value and recognized an asset impairment loss of $61 million in the year ended December 31, 2022.
(d)General and administrative expenses (excluding depreciation and amortization expense) for the year ended December 31, 2022 includes a charge of $20 million for an environmental reserve adjustment associated with a non-operating site.

(e)“Other income, net” includes the following:

◦a net gain of $11 million in the year ended December 31, 2023 related to the early retirement of $199 million aggregate principal amount of various series of our senior notes;

◦a net gain of $14 million in the year ended December 31, 2022 related to the early retirement of approximately $3.1 billion aggregate principal amount of various series of our senior notes; and

◦a pension settlement charge of $58 million in the year ended December 31, 2022 resulting from a greater number of employees that retired in 2022 who elected lump sum benefit payments from our defined benefit pension plans than estimated.

(f)Income tax expense for the year ended December 31, 2022 includes deferred income tax expense of $51 million associated with the recognition of a deferred tax liability for foreign withholding tax on the repatriation of cash held by one of our international subsidiaries that we considered no longer permanently reinvested in our operations in that country.

(g)The RVO cost represents the average market cost on a per barrel basis to comply with the RFS program. The RVO cost is calculated by multiplying (i) the average market price during the applicable period for the RINs associated with each class of renewable fuel (i.e., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) by (ii) the quotas for the volume of each class of renewable fuel that must be blended into petroleum-based transportation fuels consumed in the U.S., as set or proposed by the EPA, on a percentage basis for each class of renewable fuel and adding together the results of each calculation.

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

Non-GAAP financial measures are as follows (in millions):

•Refining margin is defined as Refining segment operating income excluding the modification of RVO adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2023	2022
Reconciliation of Refining operating income to Refining margin
Refining operating income	$11,511	$15,803
Adjustments:
Modification of RVO (see note (a))	—	(104)
Operating expenses (excluding depreciation and amortization expense)	5,208	5,509
Depreciation and amortization expense	2,351	2,247
Other operating expenses	17	63
Refining margin	$19,087	$23,518

•Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Year Ended December 31,
	2023	2022
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$852	$774
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	358	255
Depreciation and amortization expense	231	122
Renewable Diesel margin	$1,441	$1,151

•Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2023	2022
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$553	$110
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	515	625
Depreciation and amortization expense (see note (b))	80	59
Asset impairment loss (see note (c))	—	61
Other operating expenses	16	3
Ethanol margin	$1,164	$858

•Adjusted Refining operating income is defined as Refining segment operating income excluding the modification of RVO adjustment and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2023	2022
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$11,511	$15,803
Adjustments:
Modification of RVO (see note (a))	—	(104)
Other operating expenses	17	63
Adjusted Refining operating income	$11,528	$15,762

•Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding the gain on sale of ethanol plant, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2023	2022
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$553	$110
Adjustments:
Gain on sale of ethanol plant (see note (b))	—	(23)
Asset impairment loss (see note (c))	—	61
Other operating expenses	16	3
Adjusted Ethanol operating income	$569	$151

•Adjusted operating income is defined as total company operating income excluding the modification of RVO adjustment, the gain on sale of ethanol plant, the asset impairment loss, the environmental reserve adjustment, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2023	2022
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$11,858	$15,690
Adjustments:
Modification of RVO (see note (a))	—	(104)
Gain on sale of ethanol plant (see note (b))	—	(23)
Asset impairment loss (see note (c))	—	61
Environmental reserve adjustment (see note (d))	—	20
Other operating expenses	33	66
Adjusted operating income	$11,891	$15,710

(i)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of December 31, 2023 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,996
Accounts receivable sales facility	1,300
Total available capacity	5,296
Cash and cash equivalents (b)	5,164
Total liquidity	$10,460
_______________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $260 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 9 of Notes to Consolidated Financial Statements.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements may increase. As of December 31, 2023, all of our ratings on our senior unsecured debt, including debt guaranteed by us, were at or above investment grade level as follows:

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Year Ended December 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$9,229	$12,574
Investing activities	(1,865)	(2,805)
Financing activities:
Debt issuance and borrowings	2,420	3,153
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(2,687)	(6,019)
Return to stockholders:
Purchases of common stock for treasury	(5,136)	(4,577)
Common stock dividend payments	(1,452)	(1,562)
Return to stockholders	(6,588)	(6,139)
Other financing activities	(86)	156
Financing activities	(6,941)	(8,849)
Effect of foreign exchange rate changes on cash	139	(180)
Net increase in cash and cash equivalents	$562	$740

Cash Flows for the Year Ended December 31, 2023
In 2023, we used the $9.2 billion of cash generated by our operations and the $2.4 billion in debt borrowings to make $1.9 billion of investments in our business, repay $2.7 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), return $6.6 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $562 million. The debt borrowings and repayments are described in Note 9 of Notes to Consolidated Financial Statements.

As previously noted, our operations generated $9.2 billion of cash in 2023, driven primarily by net income of $9.1 billion and noncash charges to income of $2.4 billion, partially offset by an unfavorable change in working capital of $2.3 billion. Noncash charges primarily included $2.7 billion of depreciation and amortization expense and $103 million of deferred income tax expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 18 of Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities primarily consisted of $1.9 billion in capital investments, as defined below under “Capital Investments,” of which $294 million related to capital investments made by DGD.

Cash Flows for the Year Ended December 31, 2022
In 2022, we used the $12.6 billion of cash generated by our operations and the $3.2 billion from the debt issuance and borrowings to make $2.8 billion of investments in our business, repay $6.0 billion of debt and finance lease obligations (including premiums paid on the early retirement of debt), return $6.1 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $740 million. The debt issuance, borrowings, and repayments are described in Note 9 of Notes to Consolidated Financial Statements.

As previously noted, our operations generated $12.6 billion of cash in 2022, driven primarily by net income of $11.9 billion and noncash charges to income of $2.3 billion, partially offset by an unfavorable change in working capital of $1.6 billion. Noncash charges primarily included $2.5 billion of depreciation and amortization expense, $50 million of deferred income tax expense, and a $61 million asset impairment loss associated with our Lakota ethanol plant, as described in Note 6 of Notes to Consolidated Financial Statements. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 18 of Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $2.8 billion primarily consisted of $2.7 billion in capital investments, of which $879 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of December 31, 2023 primarily consist of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are comprised of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows as shown on page 76. Capital investments exclude acquisitions, if any.

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

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. The following table reflects our expected capital investments for the year ending December 31, 2024 by nature of the project and reportable segment, along with historical amounts for the years ended December 31, 2023 and 2022 (in millions). The following table also reflects capital investments attributable to Valero, which is a non-GAAP measure that we define and reconcile to capital investments below under “Capital Investments Attributable to Valero.”

	Year Ending December 31, 2024 (a)	Year Ended December 31,
		2023	2022
Capital investments by nature of the project (b):
Sustaining capital investments	$1,620	$1,486	$1,368
Growth capital investments:
Low-carbon growth capital investments	345	237	836
Other growth capital investments	200	193	534
Total growth capital investments	545	430	1,370
Total capital investments	$2,165	$1,916	$2,738
Capital investments by segment:
Refining	$1,605	$1,488	$1,764
Renewable Diesel	430	294	879
Ethanol	60	43	22
Corporate	70	91	73
Total capital investments	2,165	1,916	2,738
Adjustments:
Renewable Diesel capital investments attributable to the other joint venture member in DGD	(215)	(147)	(439)
Capital expenditures of other VIEs	—	(11)	(40)
Capital investments attributable to Valero	$1,950	$1,758	$2,259
________________________
(a)All expected amounts for the year ending December 31, 2024 exclude capital expenditures that the consolidated VIEs (other than DGD) may incur because we do not operate those VIEs.
(b)Capital investments attributable to Valero by nature of the project are as follows (in millions):

	Year Ending December 31, 2024	Year Ended December 31,
		2023	2022
Sustaining capital investments	$1,565	$1,449	$1,340
Growth capital investments:
Low-carbon growth capital investments	185	126	422
Other growth capital investments	200	183	497
Total growth capital investments	385	309	919
Capital investments attributable to Valero	$1,950	$1,758	$2,259

We have publicly announced GHG emissions reduction/displacement targets and a long-term ambition. We believe that our allocation of growth capital into low-carbon projects to date has been consistent with such targets and ambition. Certain low-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2024. Our capital investments in future years to achieve these targets and ambition are expected to include investments associated with certain low-carbon projects currently at various stages of progress, evaluation, or approval. See “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Our Low-Carbon Projects” for a description of our low-carbon projects.

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

We are a 50 percent joint venture member in DGD and consolidate its financial statements, and DGD’s operations compose our Renewable Diesel segment. As a result, all of DGD’s net cash provided by operating activities (or operating cash flow) is included in our consolidated net cash provided by operating activities. DGD’s members use DGD’s operating cash flow (excluding changes in its current assets and current liabilities) to fund its capital investments rather than distribute all of that cash to themselves. Because DGD’s operating cash flow is effectively attributable to each member, only 50 percent of DGD’s capital investments should be attributed to our net share of capital investments. We also exclude all of the capital expenditures of other VIEs that we consolidate because we do not operate those VIEs. See Note 12 of Notes to Consolidated Financial Statements for more information about the VIEs that we consolidate. We believe capital investments attributable to Valero is an important measure because it more accurately reflects our capital investments.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$665	$788
Capital expenditures of VIEs:
DGD	235	853
Other VIEs	11	40
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	946	1,030
Deferred turnaround and catalyst cost expenditures of DGD	59	26
Investments in nonconsolidated joint ventures	—	1
Capital investments	1,916	2,738
Adjustments:
DGD’s capital investments attributable to our joint venture member	(147)	(439)
Capital expenditures of other VIEs	(11)	(40)
Capital investments attributable to Valero	$1,758	$2,259

Contractual Obligations
Below is a summary of our contractual obligations (in millions) as of December 31, 2023 that are expected to be paid within the next year and thereafter. These obligations are reflected in our balance sheets, except (i) the interest payments related to debt obligations, operating lease liabilities, and finance lease obligations and (ii) purchase obligations.

	Payments Due by Period
	Short-Term	Long-Term	Total
Debt obligations (a)	$1,197	$8,098	$9,295
Interest payments related to debt obligations (b)	478	4,873	5,351
Operating lease liabilities (c)	398	1,002	1,400
Finance lease obligations (c)	312	3,026	3,338
Other long-term liabilities (d)	—	1,510	1,510
Purchase obligations (e)	17,852	9,554	27,406
________________________
(a)Debt obligations and a maturity analysis of our debt are described in Note 9 of Notes to Consolidated Financial Statements. Debt obligations exclude amounts related to net unamortized debt issuance costs and other.
(b)Interest payments related to debt obligations are the expected payments based on information available as of December 31, 2023.
(c)Operating lease liabilities, finance lease obligations, and maturity analyses of remaining minimum lease payments are described in Note 5 of Notes to Consolidated Financial Statements. Operating lease liabilities and finance lease obligations reflected in this table include related interest expense.
(d)Other long-term liabilities are described in Note 8 of Notes to Consolidated Financial Statements. Other long-term liabilities exclude amounts related to the long-term portion of operating lease liabilities that are separately presented above.
(e)Purchase obligations are described in Note 10 of Notes to Consolidated Financial Statements. Purchase obligations are based on (i) fixed or minimum quantities to be purchased and (ii) fixed or estimated prices to be paid based on current market conditions.

The amount outstanding associated with the IEnova Revolver, as defined and described in Note 9 of Notes to Consolidated Financial Statements, is reflected in current portion of debt and finance lease obligations in our balance sheet as of December 31, 2023, and also included in the table above in debt obligations – short-term. The IEnova Revolver is subject to repayment on demand; however, we do not expect the lender to demand repayment during the next 12 months. Thus, the final cash flows for this instrument cannot be predicted with certainty at this time.

In 2023, we used cash on hand to purchase and retire $199 million of our public debt. We will continue to evaluate further deleveraging opportunities.
We previously announced our participation in Navigator’s proposed large-scale carbon capture and sequestration pipeline system in the Mid-Continent region of the U.S. In October 2023, Navigator announced that it decided to cancel this project. Under the terms of agreements associated with the project, we may have some rights from and obligations to Navigator, including a portion of the aggregate project costs to date, but we do not expect such obligation will be material.
We have not entered into any transactions, agreements, or other contractual arrangements that would result in off-balance sheet liabilities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the year ended December 31, 2023, we purchased for treasury 39,717,265 of our shares for a total cost of $5.2 billion. As of December 31, 2023, we had $2.2 billion remaining available for purchase under the September 2023 Program. On February 22, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2023 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
We plan to contribute $113 million to our pension plans and $22 million to our other postretirement benefit plans during 2024. See Note 13 of Notes to Consolidated Financial Statements for a discussion of our employee benefit plans.

Cash Held by Our Foreign Subsidiaries
As of December 31, 2023, $4.3 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

Environmental Matters
Our operations are subject to extensive environmental regulations by government authorities relating to, among other matters, the discharge of materials into the environment, climate, waste management, pollution prevention measures, GHG and other emissions, our facilities and operations, and characteristics and composition of many of our products. Because environmental laws and regulations are becoming more complex and stringent and new environmental laws and regulations are continuously being enacted or proposed, the level of future costs and expenditures required for environmental matters could increase. See Note 8 of Notes to Consolidated Financial Statements for disclosure of our environmental liabilities. In addition, see Note 1 of Notes to Consolidated Financial Statements regarding our accounting for these liabilities under “Environmental Matters.” See also “ITEMS 1. and 2. BUSINESS AND PROPERTIES—GOVERNMENT REGULATIONS” and the items incorporated by reference therein.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions, including the uncertainties concerning worldwide events causing volatility in the global crude oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable. See also “ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks—We are subject to risks arising from legal, political, and regulatory developments regarding climate, GHG emissions, and the environment.”

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

Details of our changes in unrecognized tax benefits, along with other information about our unrecognized tax benefits, are included in Note 15 of Notes to Consolidated Financial Statements.

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

Our positions in commodity derivative instruments are monitored and managed on a daily basis by our risk control group to ensure compliance with our stated risk management policy that is periodically reviewed with our Board and/or relevant Board committee.

As of December 31, 2023 and 2022, the amount of gain or loss that would have resulted from a 10 percent increase or decrease in the underlying price for all of our commodity derivative instruments entered into for purposes other than trading with which we have market risk was not material. See Note 20 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2023.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. As of December 31, 2023 and 2022, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 20 of Notes to Consolidated Financial Statements for a discussion about these blending programs.

INTEREST RATE RISK

The following tables provide information about our debt instruments (dollars in millions), the fair values of which are sensitive to changes in interest rates. A 10 percent increase or decrease in our floating interest rates would not have a material effect to our results of operations. Principal cash flows and related weighted-average interest rates by expected maturity dates are presented. See Note 9 of Notes to Consolidated Financial Statements for additional information related to our debt.

	December 31, 2023 (a)
	Expected Maturity Dates
	2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$167	$441	$672	$564	$1,047	$5,374	$8,265	$8,079
Average interest rate	1.2%	3.2%	4.2%	2.2%	4.4%	5.5%	4.8%
Floating rate	$1,030	$—	$—	$—	$—	$—	$1,030	$1,030
Average interest rate	8.7%	—%	—%	—%	—%	—%	8.7%

	December 31, 2022 (a)
	Expected Maturity Dates
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
Fixed rate	$—	$167	$441	$672	$578	$6,606	$8,464	$8,041
Average interest rate	—%	1.2%	3.2%	4.2%	2.2%	5.3%	4.8%
Floating rate	$861	$—	$—	$—	$—	$—	$861	$861
Average interest rate	7.1%	—%	—%	—%	—%	—%	7.1%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

FOREIGN CURRENCY RISK

We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. As of December 31, 2023 and 2022, the fair value of our foreign currency contracts was not material.

See Note 20 of Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Corporation. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2023. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 70 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of gross unrecognized tax benefits

As discussed in Note 15 to the consolidated financial statements, as of December 31, 2023, the Company has gross unrecognized tax benefits, excluding related interest and penalties, of $186 million. The Company’s tax positions are subject to examination by local taxing authorities and resolution of such examinations may span multiple years. Due to the complexities inherent in the interpretation of income tax laws in domestic and foreign jurisdictions, it is uncertain whether some of the Company’s income tax positions will be sustained upon examination.

We identified the assessment of the Company’s gross unrecognized tax benefits as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of income tax laws and assessing the Company’s determination of the ultimate resolution of its income tax positions.

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
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Valero Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Antonio, Texas
February 22, 2024

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,424	$4,862
Receivables, net	12,525	11,919
Inventories	7,583	6,752
Prepaid expenses and other	689	600
Total current assets	26,221	24,133
Property, plant, and equipment, at cost	51,668	50,576
Accumulated depreciation	(21,459)	(19,598)
Property, plant, and equipment, net	30,209	30,978
Deferred charges and other assets, net	6,626	5,871
Total assets	$63,056	$60,982
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,406	$1,109
Accounts payable	12,567	12,728
Accrued expenses	1,240	1,215
Taxes other than income taxes payable	1,452	1,568
Income taxes payable	137	841
Total current liabilities	16,802	17,461
Debt and finance lease obligations, less current portion	10,118	10,526
Deferred income tax liabilities	5,349	5,217
Other long-term liabilities	2,263	2,310
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,901	6,863
Treasury stock, at cost; 340,199,677 and 301,372,958 common shares	(25,322)	(20,197)
Retained earnings	45,630	38,247
Accumulated other comprehensive loss	(870)	(1,359)
Total Valero Energy Corporation stockholders’ equity	26,346	23,561
Noncontrolling interests	2,178	1,907
Total equity	28,524	25,468
Total liabilities and equity	$63,056	$60,982

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues (a)	$144,766	$176,383	$113,977
Cost of sales:
Cost of materials and other	123,087	150,770	102,714
Operating expenses (excluding depreciation and amortization expense reflected below)	6,089	6,389	5,776
Depreciation and amortization expense	2,658	2,428	2,358
Total cost of sales	131,834	159,587	110,848
Asset impairment loss	—	61	—
Other operating expenses	33	66	87
General and administrative expenses (excluding depreciation and amortization expense reflected below)	998	934	865
Depreciation and amortization expense	43	45	47
Operating income	11,858	15,690	2,130
Other income, net	502	179	16
Interest and debt expense, net of capitalized interest	(592)	(562)	(603)
Income before income tax expense	11,768	15,307	1,543
Income tax expense	2,619	3,428	255
Net income	9,149	11,879	1,288
Less: Net income attributable to noncontrolling interests	314	351	358
Net income attributable to Valero Energy Corporation stockholders	$8,835	$11,528	$930

Earnings per common share	$24.93	$29.05	$2.27
Weighted-average common shares outstanding (in millions)	353	395	407

Earnings per common share – assuming dilution	$24.92	$29.04	$2.27
Weighted-average common shares outstanding – assuming dilution (in millions)	353	396	407
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$5,765	$5,194	$5,645

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)

	Year Ended December 31,
	2023	2022	2021
Net income	$9,149	$11,879	$1,288
Other comprehensive income (loss):
Foreign currency translation adjustment	433	(613)	(47)
Net gain on pension and other postretirement benefits	30	335	378
Net gain (loss) on cash flow hedges	90	(6)	(2)
Other comprehensive income (loss) before income tax expense	553	(284)	329
Income tax expense related to items of other comprehensive income (loss)	18	70	82
Other comprehensive income (loss)	535	(354)	247
Comprehensive income	9,684	11,525	1,535
Less: Comprehensive income attributable to noncontrolling interests	360	348	359
Comprehensive income attributable to Valero Energy Corporation stockholders	$9,324	$11,177	$1,176

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2020	$7	$6,814	$(15,719)	$28,953	$(1,254)	$18,801	$841	$19,642
Net income	—	—	—	930	—	930	358	1,288
Dividends on common stock ($3.92 per share)	—	—	—	(1,602)	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	80	—	—	—	80	—	80
Transactions in connection with stock-based compensation plans	—	(67)	69	—	—	2	—	2
Purchases of common stock for treasury	—	—	(27)	—	—	(27)	—	(27)
Contributions from noncontrolling interests	—	—	—	—	—	—	189	189
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	246	246	1	247
Balance as of December 31, 2021	7	6,827	(15,677)	28,281	(1,008)	18,430	1,387	19,817
Net income	—	—	—	11,528	—	11,528	351	11,879
Dividends on common stock ($3.92 per share)	—	—	—	(1,562)	—	(1,562)	—	(1,562)
Stock-based compensation expense	—	89	—	—	—	89	—	89
Transactions in connection with stock-based compensation plans	—	(53)	57	—	—	4	—	4
Purchases of common stock for treasury	—	—	(4,577)	—	—	(4,577)	—	(4,577)
Contributions from noncontrolling interests	—	—	—	—	—	—	265	265
Distributions to noncontrolling interests	—	—	—	—	—	—	(93)	(93)
Other comprehensive loss	—	—	—	—	(351)	(351)	(3)	(354)
Balance as of December 31, 2022	7	6,863	(20,197)	38,247	(1,359)	23,561	1,907	25,468
Net income	—	—	—	8,835	—	8,835	314	9,149
Dividends on common stock ($4.08 per share)	—	—	—	(1,452)	—	(1,452)	—	(1,452)
Stock-based compensation expense	—	94	—	—	—	94	—	94
Transactions in connection with stock-based compensation plans	—	(56)	63	—	—	7	—	7
Purchases of common stock for treasury	—	—	(5,188)	—	—	(5,188)	—	(5,188)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Other comprehensive income	—	—	—	—	489	489	46	535
Balance as of December 31, 2023	$7	$6,901	$(25,322)	$45,630	$(870)	$26,346	$2,178	$28,524

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$9,149	$11,879	$1,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,701	2,473	2,405
Loss (gain) on early redemption and retirement of debt, net	(11)	(14)	193
Asset impairment loss	—	61	—
Gain on sale of assets	—	—	(62)
Deferred income tax expense (benefit)	103	50	(126)
Changes in current assets and current liabilities	(2,326)	(1,626)	2,225
Changes in deferred charges and credits and other operating activities, net	(387)	(249)	(64)
Net cash provided by operating activities	9,229	12,574	5,859
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(665)	(788)	(513)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(235)	(853)	(1,042)
Other VIEs	(11)	(40)	(110)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(946)	(1,030)	(787)
Deferred turnaround and catalyst cost expenditures of DGD	(59)	(26)	(6)
Purchases of available-for-sale (AFS) debt securities	(276)	(100)	—
Proceeds from sales and maturities of AFS debt securities	314	5	—
Proceeds from sale of assets	—	32	270
Investments in nonconsolidated joint ventures	—	(1)	(9)
Other investing activities, net	13	(4)	38
Net cash used in investing activities	(1,865)	(2,805)	(2,159)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	1,750	2,239	1,446
Proceeds from borrowings of VIEs:
DGD	550	809	301
Other VIEs	120	105	81
Repayments of debt and finance lease obligations (excluding VIEs)	(2,125)	(5,067)	(2,849)
Repayments of debt and finance lease obligations of VIEs:
DGD	(480)	(823)	(180)
Other VIEs	(77)	(73)	(6)
Premiums paid on early redemption and retirement of debt	(5)	(56)	(179)
Purchases of common stock for treasury	(5,136)	(4,577)	(27)
Common stock dividend payments	(1,452)	(1,562)	(1,602)
Contributions from noncontrolling interests	75	265	189
Distributions to noncontrolling interests	(164)	(93)	(2)
Other financing activities, net	3	(16)	(18)
Net cash used in financing activities	(6,941)	(8,849)	(2,846)
Effect of foreign exchange rate changes on cash	139	(180)	(45)
Net increase in cash and cash equivalents	562	740	809
Cash and cash equivalents at beginning of year	4,862	4,122	3,313
Cash and cash equivalents at end of year	$5,424	$4,862	$4,122

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

Reclassifications
Certain prior year amounts in our statements of cash flows have been reclassified to conform to the 2023 presentation. Prior year amounts for activities related to investments in AFS debt securities have been reclassified from “other investing activities, net” to purchases of AFS debt securities and proceeds from sales and maturities of AFS debt securities.

Significant Accounting Policies
Principles of Consolidation
These financial statements include those of Valero, our wholly owned subsidiaries, and VIEs in which we have a controlling financial interest. The VIEs that we consolidate are described in Note 12. The ownership interests held by others in the VIEs are recorded as noncontrolling interests. Intercompany items and transactions have been eliminated in consolidation. Investments in less than wholly owned entities where we have significant influence are accounted for using the equity method.

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

Investments in Debt Securities
Investments in debt securities that have stated maturities of three months or less from the date of acquisition are classified as cash equivalents, and those with stated maturities of greater than three months but less than one year are classified as short-term investments, which are reflected in prepaid expenses and other in our balance sheets. Our investments in debt securities are classified as AFS and are subsequently measured and carried at fair value in our balance sheets with changes in fair value reported in other comprehensive income until realized. The cost of a security sold is determined using the first-in, first-out method.

Receivables
Trade receivables are carried at amortized cost, which is the original invoice amount adjusted for cash collections, write-offs, and foreign exchange. We maintain an allowance for credit losses, which is adjusted based on management’s assessment of our customers’ historical collection experience, known or expected credit risks, and industry and economic conditions.

Inventories
The cost of (i) refinery feedstocks and refined petroleum products and blendstocks, (ii) renewable diesel feedstocks (i.e., waste and renewable feedstocks, predominately animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils) and products, and (iii) ethanol feedstocks and products is determined under the last-in, first-out (LIFO) method using the dollar-value LIFO approach, with any increments valued based on average purchase prices during the year. Our LIFO inventories are carried at the lower of cost or market. The cost of products purchased for resale and the cost of materials and supplies are determined principally under the weighted-average cost method. Our non-LIFO inventories are carried at the lower of cost or net realizable value.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transaction and collected by us from a customer (e.g., sales tax, use tax, value-added tax, etc.). We continue to include in the transaction price excise taxes that are imposed on certain inventories in our foreign operations. The amount of such taxes is provided in supplemental information in a footnote to the statements of income.

There are instances where we provide shipping services in relation to the goods sold to our customer. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are included in cost of materials and other. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as fulfillment activities rather than as a promised service, and we have included these activities in cost of materials and other.

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

Depreciation and amortization expense associated with our operations is separately presented in our statements of income as a component of cost of sales and general and administrative expenses and is disclosed by reportable segment in Note 17.

Other operating expenses include costs, if any, incurred by our reportable segments that are not associated with our cost of sales.

Costs of Renewable and Low-Carbon Fuel Programs
We purchase credits to comply with various government and regulatory blending programs, such as the U.S. Environmental Protection Agency’s Renewable Fuel Standard, California Low Carbon Fuel Standard, Canada Clean Fuel Regulations, and similar programs in other jurisdictions in which we operate

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(collectively, the Renewable and Low-Carbon Fuel Programs). We purchase compliance credits (primarily Renewable Identification Numbers (RINs)) to comply with government regulations that require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree that we are unable to blend renewable and low-carbon fuels at the required quotas, we must purchase compliance credits to meet our obligations.

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

Earnings per Common Share
Earnings per common share is computed by dividing net income attributable to Valero stockholders by the weighted-average number of common shares outstanding for the year. Participating securities are included in the computation of basic earnings per share using the two-class method. Earnings per common share – assuming dilution is computed by dividing net income attributable to Valero stockholders by the weighted-average number of common shares outstanding for the year increased by the effect of dilutive securities. Earnings per common share – assuming dilution is also determined using the two-class method, unless the treasury stock method is more dilutive. Potentially dilutive securities are

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
excluded from the computation of earnings per common share – assuming dilution when the effect of including such shares would be antidilutive.

Derivatives and Hedging
All derivative instruments, not designated as normal purchases or sales, are recognized in our balance sheets as either assets or liabilities measured at their fair values with changes in fair value recognized currently in income or in other comprehensive income as appropriate. The cash flow effects of all of our derivative instruments are reflected in operating activities in our statements of cash flows.

Accounting Pronouncement Adopted on January 1, 2024
ASU 2023-07
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments primarily through improved disclosures about significant segment expenses and other segment related items. We adopted this ASU effective January 1, 2024 and it did not affect our financial position or our results of operations, but will result in additional disclosures.

Accounting Pronouncement Not Yet Adopted
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve income tax disclosures by requiring further disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of income tax disclosures. We expect to adopt this ASU effective January 1, 2025 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In September 2023, Governor Newsom directed the CEC to immediately begin the regulatory processes concerning the potential imposition of a penalty for exceeding a max margin and the timing of refinery turnarounds and maintenance. Consequently, in October 2023, the CEC adopted an order instituting an informational proceeding on a max margin and penalty under SBx 1-2, as well as an order initiating rulemaking activity under SBx 1-2. The CEC indicated in a November 2023 workshop that the latter rulemaking process will be focused on rules relating to the timing of refinery maintenance and turnarounds, as well as the standardization of data collection and reporting; final regulations are expected by July 2024. It remains uncertain as to what extent any regulations will address the remaining reporting requirements under SBx 1-2. In a separate November 2023 workshop, the CEC indicated a formal staff recommendation on establishing a max margin and penalty is expected in late 2024.

We continue to review and analyze the provisions of SBx 1-2 and the possible impacts to our refining and marketing operations in California. While the CEC has not yet established a max margin, imposed a financial penalty for profits above a max margin, or imposed restrictions on turnaround and maintenance activities, the potential implementation of a financial penalty or of any restrictions or delays on our ability to undertake turnaround or maintenance activities creates uncertainty due to the potential adverse effects on us. Any adverse effects on our operations or financial performance in California could indicate that the carrying value of our assets in California is not recoverable, which would result in an impairment loss that could be material. In addition, if the circumstances that trigger an impairment loss result in a reduction in the estimated useful lives of the assets, we may be required to recognize an asset retirement obligation that could be material. Other jurisdictions are contemplating similarly focused legislation or actions.

The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments on our financial condition, results of operations, and liquidity.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2023	2022
Receivables from contracts with customers	$7,209	$7,189
Receivables from certain purchase and sale arrangements	3,857	3,602
Receivables before allowance for credit losses	11,066	10,791
Allowance for credit losses	(28)	(30)
Receivables after allowance for credit losses	11,038	10,761
Income taxes receivable	409	142
Other receivables	1,078	1,016
Receivables, net	$12,525	$11,919

4.    INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2023	2022
Refinery feedstocks	$2,223	$1,949
Refined petroleum products and blendstocks	3,790	3,579
Renewable diesel feedstocks and products	913	583
Ethanol feedstocks and products	313	328
Materials and supplies	344	313
Inventories	$7,583	$6,752

As of December 31, 2023 and 2022, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $4.4 billion and $6.3 billion, respectively.

During the year ended December 31, 2022, we had a liquidation of certain LIFO inventory layers, which was due to weather-related production disruptions that occurred at the end of the year that decreased cost of materials and other by $323 million.

Our non-LIFO inventories accounted for $1.5 billion and $1.6 billion of our total inventories as of December 31, 2023 and 2022, respectively.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Costs and Other Supplemental Information
Our total lease cost comprises costs that are included in our statements of income, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost was as follows (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Other	Total
		Marine	Rail
Year ended December 31, 2023
Finance lease cost:
Amortization of ROU assets	$213	$—	$3	$30	$246
Interest on lease liabilities	101	—	1	5	107
Operating lease cost	166	127	80	45	418
Variable lease cost	114	61	—	8	183
Short-term lease cost	18	125	2	112	257
Sublease income	—	(29)	—	(2)	(31)
Total lease cost	$612	$284	$86	$198	$1,180

Year ended December 31, 2022
Finance lease cost:
Amortization of ROU assets	$183	$—	$3	$32	$218
Interest on lease liabilities	78	—	1	5	84
Operating lease cost	171	102	68	38	379
Variable lease cost	79	50	—	9	138
Short-term lease cost	15	82	3	57	157
Sublease income	—	(27)	—	(2)	(29)
Total lease cost	$526	$207	$75	$139	$947

Year ended December 31, 2021
Finance lease cost:
Amortization of ROU assets	$137	$—	$2	$28	$167
Interest on lease liabilities	66	—	1	5	72
Operating lease cost	163	105	64	49	381
Variable lease cost	51	21	—	7	79
Short-term lease cost	5	44	1	46	96
Sublease income	—	(4)	—	(3)	(7)
Total lease cost	$422	$166	$68	$132	$788

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Supplemental balance sheet information
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$2,195	$—	$2,278
Deferred charges and other assets, net	1,136	—	1,114	—
Total ROU assets, net	$1,136	$2,195	$1,114	$2,278

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$209	$—	$248
Accrued expenses	360	—	311	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	2,097	—	2,146
Other long-term liabilities	753	—	776	—
Total lease liabilities	$1,113	$2,306	$1,087	$2,394

Other supplemental information
Weighted-average remaining lease term	6.9 years	14.3 years	7.5 years	14.6 years
Weighted-average discount rate	5.7%	4.8%	5.2%	4.6%

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturity Analyses
As of December 31, 2023, the remaining minimum lease payments due under our long-term leases were as follows (in millions):

	Operating Leases	Finance Leases
2024	$398	$312
2025	254	298
2026	195	274
2027	103	244
2028	64	243
Thereafter	386	1,967
Total undiscounted lease payments	1,400	3,338
Less: Amount associated with discounting	287	1,032
Total lease liabilities	$1,113	$2,306

6.    PROPERTY, PLANT, AND EQUIPMENT

Summary by Major Class
Major classes of property, plant, and equipment, including assets held under finance leases, consisted of the following (in millions):

	December 31,
	2023	2022
Land	$505	$499
Crude oil processing facilities	34,043	32,699
Transportation and terminaling facilities	5,978	5,900
Waste and renewable feedstocks processing facilities	3,243	3,215
Corn processing facilities	1,069	1,052
Administrative buildings	1,137	1,095
Finance lease ROU assets (see Note 5)	3,062	2,906
Other	1,942	1,886
Construction in progress	689	1,324
Property, plant, and equipment, at cost	51,668	50,576
Accumulated depreciation	(21,459)	(19,598)
Property, plant, and equipment, net	$30,209	$30,978

Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $1.9 billion, $1.7 billion, and $1.7 billion, respectively.
Asset Impairment
Our ethanol plant located in Lakota, Iowa (Lakota ethanol plant) was previously configured to produce a higher-grade ethanol product, as opposed to fuel-grade ethanol, suitable for hand sanitizer blending or industrial purposes that has a higher market value than fuel-grade ethanol. During 2022, demand for

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
higher-grade ethanol declined and had a negative impact on the profitability of the plant. As a result, we tested the recoverability of the carrying value of the Lakota ethanol plant and concluded that it was impaired. Therefore, we reduced the carrying value of the plant to its estimated fair value and recognized an asset impairment loss of $61 million for the year ended December 31, 2022. See Note 19 for disclosure related to the method used to determine fair value. During the third quarter of 2023, the Lakota ethanol plant resumed production of fuel-grade ethanol.

Sale of Ethanol Plant
In June 2022, we sold our ethanol plant in Jefferson, Wisconsin (Jefferson ethanol plant) for $32 million, which resulted in a gain of $23 million that is included in depreciation and amortization expense for the year ended December 31, 2022.

Change in Useful Life
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

7.    DEFERRED CHARGES AND OTHER ASSETS

“Deferred charges and other assets, net” consisted of the following (in millions):

	December 31,
	2023	2022
Deferred turnaround and catalyst costs, net	$2,382	$2,139
Operating lease ROU assets, net (see Note 5)	1,136	1,114
Investments in nonconsolidated joint ventures	713	724
Purchased compliance credits	612	543
Goodwill	260	260
Intangible assets, net	183	202
Income taxes receivable	56	26
Other	1,284	863
Deferred charges and other assets, net	$6,626	$5,871
Amortization expense for deferred turnaround and catalyst costs and intangible assets was $821 million, $745 million, and $695 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The entire balance of goodwill is related to our Refining segment. See Note 17 for information on our reportable segments.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long-Term Liabilities
	December 31,		December 31,
	2023	2022	2023	2022
Operating lease liabilities (see Note 5)	$360	$311	$753	$776
Liability for unrecognized tax benefits	—	—	238	239
Defined benefit plan liabilities (see Note 13)	55	35	476	448
Repatriation tax liability (see Note 15) (a)	—	—	167	301
Environmental liabilities	23	21	294	296
Wage and other employee-related liabilities	392	388	90	87
Accrued interest expense	83	67	—	—
Contract liabilities from contracts with customers (see Note 17)	40	129	—	—
Blending program obligations (see Note 19)	83	189	—	—
Other accrued liabilities	204	75	245	163
Accrued expenses and other long-term liabilities	$1,240	$1,215	$2,263	$2,310
________________________
(a)The current portion of repatriation tax liability is included in income taxes payable. As of December 31, 2023 and 2022, the current portion of repatriation tax liability was $134 million and $100 million, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    DEBT AND FINANCE LEASE OBLIGATIONS

Debt, at stated values, and finance lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2023	2022
Credit facilities:
Valero Revolver	2027	$—	$—
Canadian Revolver	2023	n/a	—
Accounts Receivable Sales Facility	2024	—	—
DGD Revolver	2026	250	100
DGD Loan Agreement	2026	—	25
IEnova Revolver	2028	766	717
Public debt:
Valero Senior Notes
1.200%	2024	167	167
2.850%	2025	251	251
3.65%	2025	189	189
3.400%	2026	426	426
2.150%	2027	564	578
4.350%	2028	591	606
4.000%	2029	439	439
8.75%	2030	200	200
2.800%	2031	462	472
7.5%	2032	729	733
6.625%	2037	1,380	1,442
6.75%	2037	24	24
10.500%	2039	113	113
4.90%	2045	621	626
3.650%	2051	829	855
4.000%	2052	508	553
7.45%	2097	70	70
Valero Energy Partners LP (VLP) Senior Notes
4.375%	2026	146	146
4.500%	2028	456	474
Debenture, 7.65%	2026	100	100
Other debt	2024	14	19
Net unamortized debt issuance costs and other		(77)	(84)
Total debt		9,218	9,241
Finance lease obligations (see Note 5)		2,306	2,394
Total debt and finance lease obligations		11,524	11,635
Less: Current portion		1,406	1,109
Debt and finance lease obligations, less current portion		$10,118	$10,526

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
Valero Revolver
We have a $4 billion revolving credit facility (the Valero Revolver) that matures in November 2027. We have the option to increase the aggregate commitments under the Valero Revolver to $5.5 billion, subject to certain conditions. The Valero Revolver also provides for the issuance of letters of credit of up to $2.4 billion.

Outstanding borrowings under the Valero Revolver bear interest, at our option, at either (i) the Adjusted Term SOFR, a secured overnight financing rate (SOFR) or (ii) the Alternate Base Rate (each of these rates is defined in the Valero Revolver), plus the applicable margins. The Valero Revolver also requires payments for customary fees, including facility fees, letter of credit participation fees, and administrative agent fees. The interest rate and facility fees under the Valero Revolver are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt.

Canadian Revolver
One of our Canadian subsidiaries had a C$150 million committed revolving credit facility (the Canadian Revolver) with a maturity date of November 2023. The Canadian Revolver provided for the issuance of letters of credit. Prior to November 30, 2023, all letters of credit under this facility were canceled and the facility was terminated.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.3 billion of eligible trade receivables on a revolving basis. In July 2023, we extended the maturity date of this facility to July 2024. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

As of December 31, 2023 and 2022, $2.6 billion and $3.0 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt in our balance sheets and proceeds and repayments are reflected as cash flows from financing activities. Outstanding borrowings under the facility bear interest, at either (i) an adjusted daily simple SOFR or (ii) an alternate base rate as allowed under the terms of this facility, plus applicable margins. The interest rates under the program are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt. The program also requires payments for customary fees, including facility fees.

DGD Revolver
In March 2021, DGD, as described in Note 12, entered into a $400 million unsecured revolving credit facility (the DGD Revolver) with a syndicate of financial institutions. In June 2023, DGD amended this

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
facility to (i) extend the maturity date from March 2024 to June 2026 and (ii) transition the benchmark reference interest rate previously based on the London Interbank Offered Rate (LIBOR) to a SOFR. DGD has the option to increase the aggregate commitments under the DGD Revolver to $550 million, subject to certain restrictions. The DGD Revolver also provides for the issuance of letters of credit of up to $150 million. The DGD Revolver is only available to fund the operations of DGD, and the creditors of DGD do not have recourse against us. As of December 31, 2023, all outstanding borrowings under this facility are reflected in current portion of debt as payment is expected to occur in 2024.

Effective June 2023, outstanding borrowings under the DGD Revolver generally bear interest, at DGD’s option, at (i) an alternate base rate, (ii) an adjusted term SOFR, or (iii) an adjusted daily simple SOFR as allowed under the terms of the agreement for the applicable interest period in effect from time to time, plus the applicable margins. As of December 31, 2023 and 2022, the variable interest rate on the DGD Revolver was 7.201 percent and 5.880 percent, respectively. The DGD Revolver also requires payments for customary fees, including unused commitment fees, letter of credit fees, and administrative agent fees.

DGD Loan Agreement
DGD had an unsecured revolving loan agreement with its members (Darling Ingredients Inc. (Darling) and us) with a maturity date of April 2022. Under this agreement, each member had committed $25 million, resulting in aggregate commitments of $50 million. In March 2022, the maturity date of this facility was extended to April 2023, and then further extended to June 2023. In June 2023, DGD entered into a new unsecured revolving loan agreement (the DGD Loan Agreement) with its members that replaced and superseded the previous agreement. The new agreement includes the following modifications from the previous agreement: (i) extends the maturity date from June 2023 to June 2026, (ii) increases each member’s commitment from $25 million to $100 million, resulting in an increase in aggregate commitments from $50 million to $200 million, and (iii) transitions the benchmark reference interest rate previously based on the LIBOR to a SOFR. The DGD Loan Agreement is only available to fund the operations of DGD. Any outstanding borrowings under this agreement represent loans made by the noncontrolling member as any transactions between DGD and us under this agreement are eliminated in consolidation.

Effective June 2023, outstanding borrowings under the DGD Loan Agreement bear interest at a term SOFR for the applicable interest period in effect from time to time plus the applicable margin. There were no outstanding borrowings under the DGD Loan Agreement as of December 31, 2023. As of December 31, 2022, the variable interest rate was 6.672 percent.
IEnova Revolver
Central Mexico Terminals, as described in Note 12, has a combined $830 million unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 12), that matures in February 2028. IEnova may terminate this revolver at any time and demand repayment of all outstanding amounts; therefore, all outstanding borrowings are reflected in current portion of debt. The IEnova Revolver is only available to fund the operations of Central Mexico Terminals, and the creditors of Central Mexico Terminals do not have recourse against us.

Outstanding borrowings under the IEnova Revolver bear interest at a SOFR for the applicable interest period in effect from time to time plus the applicable margin. The interest rate under this revolver is

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
subject to adjustment, with agreement by both parties, based upon changes in market conditions. As of December 31, 2023 and 2022, the variable interest rate was 9.245 percent and 7.393 percent, respectively.
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			December 31, 2023
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability

Committed facilities:
Valero Revolver	$4,000	November 2027	$—	$4	$3,996
Accounts receivable sales facility	1,300	July 2024	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver	400	June 2026	250	54	96
DGD Loan Agreement (c)	100	June 2026	—	n/a	100
IEnova Revolver	830	February 2028	766	n/a	64
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	—	n/a
________________________
(a)Letters of credit issued as of December 31, 2023 expire at various times in 2024 through 2026.
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Borrowings:
Accounts receivable sales facility	$1,750	$1,600	$—
DGD Revolver	550	759	276
DGD Loan Agreement	—	50	25
IEnova Revolver	120	105	81
Repayments:
Accounts receivable sales facility	(1,750)	(1,600)	—
DGD Revolver	(400)	(759)	(176)
DGD Loan Agreement	(25)	(50)	—
IEnova Revolver	(71)	(67)	—
Public Debt
In February 2023, we used cash on hand to purchase and retire a portion of the following notes (in millions):

Debt Purchased and Retired	Principal Amount
6.625% Senior Notes due 2037	$62
3.650% Senior Notes due 2051	26
4.000% Senior Notes due 2052	45
Various other Valero and VLP Senior Notes	66
Total	$199

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2022, the following activity occurred:

•In November and December 2022, we used cash on hand to purchase and retire a portion of the following notes (in millions):

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

During the year ended December 31, 2021, the following activity occurred:

•In November 2021, we issued $500 million of 2.800 percent Senior Notes due December 1, 2031 and $950 million of 3.650 percent Senior Notes due December 1, 2051. Proceeds from these debt issuances totaled $1.446 billion before deducting the underwriting discounts and other debt issuance costs. These proceeds and cash on hand were used to redeem or purchase and retire a portion of the following notes in connection with cash tender offers that we publicly announced in November 2021 and completed in December 2021 (in millions):

Debt Redeemed or Purchased and Retired	Principal Amount
2.700% Senior Notes due 2023	$850
1.200% Senior Notes due 2024	756
3.65% Senior Notes due 2025	276
4.375% VLP Senior Notes due 2026	124
10.500% Senior Notes due 2039	137
Total	$2,143

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

•In September 2021, we redeemed our Floating Rate Senior Notes due September 15, 2023 for $575 million.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest and debt expense	$611	$619	$651
Less: Capitalized interest	19	57	48
Interest and debt expense, net of capitalized interest	$592	$562	$603

Our credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.

Principal maturities for our debt obligations as of December 31, 2023 were as follows (in millions):

2024 (a)	$1,197
2025	441
2026	672
2027	564
2028	1,047
Thereafter	5,374
Net unamortized debt issuance costs and other	(77)
Total debt	$9,218
________________________
(a)Maturities for 2024 include the DGD Revolver and the IEnova Revolver.
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    EQUITY

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2020	673	(265)
Transactions in connection with stock-based compensation plans	—	1
Balance as of December 31, 2021	673	(264)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(38)
Balance as of December 31, 2022	673	(301)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(40)
Balance as of December 31, 2023	673	(340)
Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2023 or 2022.

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Announcement Date	Total Cost Authorized	Completion of Authorized Share Purchases	Remaining Available for Purchase as of December 31, 2023
January 2018 Program	January 23, 2018	$2,500	Second quarter of 2022	$—
July 2022 Program	July 7, 2022	2,500	Fourth quarter of 2022	—
October 2022 Program	October 26, 2022	2,500	Second quarter of 2023	—
February 2023 Program	February 23, 2023	2,500	Fourth quarter of 2023	—
September 2023 Program	September 15, 2023	2,500	n/a	2,199
On February 22, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2023 Program.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Dividends
On January 18, 2024, our Board declared a quarterly cash dividend of $1.07 per common share payable on March 4, 2024 to holders of record at the close of business on February 1, 2024.
Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2023
Foreign currency translation adjustment	$433	$—	$433
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	77	18	59
Prior service cost	(19)	(4)	(15)
Miscellaneous loss	—	2	(2)
Amounts reclassified into income related to:
Net actuarial gain	(12)	(3)	(9)
Prior service credit	(22)	(5)	(17)
Settlement loss	2	—	2
Effect of exchange rates	4	1	3
Net gain on pension and other postretirement benefits	30	9	21
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	82	8	74
Net loss reclassified into income	8	1	7
Net gain on cash flow hedges	90	9	81
Other comprehensive income	$553	$18	$535

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2022
Foreign currency translation adjustment	$(613)	$(7)	$(606)
Pension and other postretirement benefits:
Net actuarial gain arising during the year	244	57	187
Amounts reclassified into income related to:
Net actuarial loss	52	12	40
Prior service credit	(22)	(5)	(17)
Settlement loss	61	13	48
Net gain on pension and other postretirement benefits	335	77	258
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(292)	(32)	(260)
Net loss reclassified into income	286	32	254
Net loss on cash flow hedges	(6)	—	(6)
Other comprehensive loss	$(284)	$70	$(354)

Year ended December 31, 2021
Foreign currency translation adjustment	$(47)	$—	$(47)
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	317	69	248
Prior service cost	(4)	(1)	(3)
Amounts reclassified into income related to:
Net actuarial loss	80	18	62
Prior service credit	(25)	(6)	(19)
Settlement loss	8	2	6
Effect of exchange rates	2	—	2
Net gain on pension and other postretirement benefits	378	82	296
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(48)	(5)	(43)
Net loss reclassified into income	46	5	41
Net loss on cash flow hedges	(2)	—	(2)
Other comprehensive income	$329	$82	$247

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2020	$(515)	$(737)	$(2)	$(1,254)
Other comprehensive income (loss) before reclassifications	(47)	245	(21)	177
Amounts reclassified from accumulated other comprehensive loss	—	49	18	67
Effect of exchange rates	—	2	—	2
Other comprehensive income (loss)	(47)	296	(3)	246
Balance as of December 31, 2021	(562)	(441)	(5)	(1,008)
Other comprehensive income (loss) before reclassifications	(606)	187	(114)	(533)
Amounts reclassified from accumulated other comprehensive loss	—	71	111	182
Other comprehensive income (loss)	(606)	258	(3)	(351)
Balance as of December 31, 2022	(1,168)	(183)	(8)	(1,359)
Other comprehensive income before reclassifications	433	42	32	507
Amounts reclassified from accumulated other comprehensive loss	—	(24)	3	(21)
Effect of exchange rates	—	3	—	3
Other comprehensive income	433	21	35	489
Balance as of December 31, 2023	$(735)	$(162)	$27	$(870)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gains (losses) reclassified out of accumulated other comprehensive loss and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Loss Components				Affected Line Item in the Statements of Income
	Year Ended December 31,
	2023	2022	2021
Amortization of items related to defined benefit pension plans:
Net actuarial gain (loss)	$12	$(52)	$(80)	(a) Other income, net
Prior service credit	22	22	25	(a) Other income, net
Settlement loss	(2)	(61)	(8)	(a) Other income, net
	32	(91)	(63)	Total before tax
	(8)	20	14	Tax benefit (expense)
	$24	$(71)	$(49)	Net of tax

Losses on cash flow hedges:
Commodity contracts	$(8)	$(286)	$(46)	Revenues
	(8)	(286)	(46)	Total before tax
	1	32	5	Tax benefit
	$(7)	$(254)	$(41)	Net of tax

Total reclassifications for the year	$17	$(325)	$(90)	Net of tax
________________________
(a)These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost, as discussed in Note 13.

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

The following discussion summarizes our involvement with the consolidated VIEs:

•DGD is a joint venture with a subsidiary of Darling that owns and operates two plants that process waste and renewable feedstocks (predominately animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils) into renewable diesel and renewable naphtha. One plant is located next to our St. Charles Refinery (the DGD St. Charles Plant) and the other plant is the

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DGD Port Arthur Plant. Our significant agreements with DGD include an operations agreement that outlines our responsibilities as operator of both plants.
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

•Central Mexico Terminals is a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.P.I. de C.V. (IEnova), a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests because we have determined them to be finance leases due to our exclusive use of the terminals. Although we do not have an ownership interest in the entities that own each of the three terminals, the finance leases convey to us (i) the power to direct the activities that most significantly impact the economic performance of all three terminals and (ii) the ability to influence the benefits received or the losses incurred by the terminals because of our use of the terminals. As a result, we determined each of the entities was a VIE and that we are the primary beneficiary of each. Substantially all of Central Mexico Terminals’ revenues will be derived from us; therefore, we believe there is limited risk to us associated with revenues from external customers.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
December 31, 2023
Assets
Cash and cash equivalents	$237	$—	$23	$260
Other current assets	1,520	11	46	1,577
Property, plant, and equipment, net	3,772	665	75	4,512
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$616	$808	$19	$1,443
Debt and finance lease obligations, less current portion	669	—	—	669

December 31, 2022
Assets
Cash and cash equivalents	$133	$—	$16	$149
Other current assets	1,106	7	32	1,145
Property, plant, and equipment, net	3,785	681	79	4,545
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$626	$737	$21	$1,384
Debt and finance lease obligations, less current portion	693	—	—	693

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended below were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2023	2022	2023	2022
Changes in benefit obligation
Benefit obligation as of beginning of year	$2,413	$3,463	$258	$347
Service cost	111	152	4	6
Interest cost	121	85	13	8
Participant contributions	—	—	22	13
Plan amendments	19	—	—	—
Benefits paid	(166)	(366)	(42)	(29)
Actuarial (gain) loss	110	(882)	10	(86)
Foreign currency exchange rate changes	10	(39)	1	(1)
Benefit obligation as of end of year	$2,618	$2,413	$266	$258

Changes in plan assets (a)
Fair value of plan assets as of beginning of year	$2,485	$3,303	$—	$—
Actual return on plan assets	399	(532)	—	—
Company contributions	101	120	20	16
Participant contributions	—	—	22	13
Benefits paid	(166)	(366)	(42)	(29)
Foreign currency exchange rate changes	16	(40)	—	—
Fair value of plan assets as of end of year	$2,835	$2,485	$—	$—

Reconciliation of funded status (a)
Fair value of plan assets as of end of year	$2,835	$2,485	$—	$—
Less: Benefit obligation as of end of year	2,618	2,413	266	258
Funded status as of end of year	$217	$72	$(266)	$(258)

Accumulated benefit obligation	$2,450	$2,271	n/a	n/a
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial loss for the year ended December 31, 2023 primarily resulted from a decrease in the discount rates used to determine our benefit obligations for our pension plans from 5.19 percent in 2022 to 5.01 percent in 2023. The actuarial gain for the year ended December 31, 2022 primarily resulted from an increase in the discount rates used to determine our benefit obligations for our pension plans from 2.93 percent in 2021 to 5.19 percent in 2022, primarily due to rising interest rates during 2022 as a result of actions by the Federal Reserve System and other central banks to address inflation.

Benefits paid for the year ended December 31, 2023 were lower than those paid in 2022 primarily due to fewer participants retiring in 2023 who elected lump-sum distributions.

The fair value of our plan assets as of December 31, 2023 was favorably impacted by the return on plan assets resulting primarily from an improvement in equity market prices throughout the year. The fair value of our plan assets as of December 31, 2022 was unfavorably impacted by the negative return on plan assets resulting primarily from a significant decline in equity market prices throughout the year.

Amounts recognized in our balance sheets for our pension and other postretirement benefits plans include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2023	2022	2023	2022
Deferred charges and other assets, net	$482	$297	$—	$—
Accrued expenses	(32)	(14)	(23)	(21)
Other long-term liabilities	(233)	(211)	(243)	(237)
	$217	$72	$(266)	$(258)

The following table presents information for our pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2023	2022
Projected benefit obligation	$265	$249
Fair value of plan assets	—	24

The following table presents information for our pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2023	2022
Accumulated benefit obligation	$220	$209
Fair value of plan assets	—	24

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Benefit payments that we expect to pay, including amounts related to expected future services that we expect to receive, are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2024	$177	$22
2025	221	22
2026	193	21
2027	198	20
2028	185	19
2029-2033	1,020	94

We plan to contribute $113 million to our pension plans and $22 million to our other postretirement benefit plans during 2024.

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Service cost	$111	$152	$161	$4	$6	$7
Interest cost	121	85	73	13	8	7
Expected return on plan assets	(202)	(192)	(192)	—	—	—
Amortization of:
Net actuarial (gain) loss	(6)	52	81	(6)	—	(1)
Prior service credit	(18)	(18)	(18)	(4)	(4)	(7)
Settlement loss	2	61	8	—	—	—
Net periodic benefit cost	$8	$140	$113	$7	$10	$6

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$87	$158	$308	$(10)	$86	$9
Prior service cost	(19)	—	(4)	—	—	—
Net (gain) loss reclassified into income:
Net actuarial (gain) loss	(6)	53	81	(6)	(1)	(1)
Prior service credit	(18)	(18)	(18)	(4)	(4)	(7)
Settlement loss	2	61	8	—	—	—
Effect of exchange rates	4	—	2	—	—	—
Total changes in other comprehensive income (loss)	$50	$254	$377	$(20)	$81	$1

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2023	2022	2023	2022
Net actuarial (gain) loss	$256	$342	$(73)	$(89)
Prior service cost (credit)	11	(25)	2	(2)
Total	$267	$317	$(71)	$(91)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2023	2022	2023	2022
Discount rate	5.01%	5.19%	5.01%	5.20%
Rate of compensation increase	3.83%	3.76%	n/a	n/a
Interest crediting rate for cash balance plans	3.59%	3.76%	n/a	n/a

The discount rate assumption used to determine the benefit obligations as of December 31, 2023 and 2022 for the majority of our pension plans and other postretirement benefit plans was based on the Aon AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon, our actuarial consultant, to provide a means for plan sponsors to

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value the liabilities of their pension plans or postretirement benefit plans. To develop this curve, a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from six months to 99 years is constructed. Each bond issue underlying the double-A yield curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investors Service, Standard & Poor’s Ratings Services, and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances of this double-A yield curve are then included in the Aon AA Only Above Median yield curve.

We based our discount rate assumption on the Aon AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.19%	2.94%	2.62%	5.20%	2.96%	2.64%
Expected long-term rate of return on plan assets	7.31%	6.71%	7.09%	n/a	n/a	n/a
Rate of compensation increase	3.76%	3.70%	3.66%	n/a	n/a	n/a
Interest crediting rate for cash balance plans	3.76%	3.03%	3.03%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2023	2022
Health care cost trend rate assumed for the next year	6.68%	6.78%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.97%	4.97%
Year that the rate reaches the ultimate trend rate	2032	2032

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair values of the assets of our pension plans (in millions) as of December 31, 2023 and 2022 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value in a market that is not active or inputs other than quoted prices that are observable. No assets were categorized in Level 3 of the hierarchy as of December 31, 2023 and 2022. As previously noted, we do not fund or fully fund U.S. nonqualified and certain foreign pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	2023			2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities (a)	$585	$—	$585	$528	$—	$528
Mutual funds	223	—	223	191	—	191
Corporate debt instruments (a)	—	251	251	—	253	253
Government securities	86	186	272	69	127	196
Common collective trusts (b)	—	1,078	1,078	—	940	940
Pooled separate accounts (c)	—	323	323	—	279	279
Private fund	—	46	46	—	43	43
Insurance contract	—	13	13	—	14	14
Interest and dividends receivable	6	—	6	5	—	5
Cash and cash equivalents	48	—	48	38	3	41
Securities transactions payable, net	(10)	—	(10)	(5)	—	(5)
Total pension plan assets	$938	$1,897	$2,835	$826	$1,659	$2,485
________________________
(a)This class of securities includes domestic and international securities, which are held in a wide range of industry sectors.
(b)This class primarily includes investments in approximately 80 percent equities and 20 percent bonds as of December 31, 2023 and 2022.
(c)This class primarily includes investments in approximately 45 percent equities and 55 percent bonds as of December 31, 2023. As of December 31, 2022, this class primarily included investments in approximately 55 percent equities and 45 percent bonds.

The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. Equity securities include international securities and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2023, the target allocations for plan assets under our primary pension plan are 70 percent equity securities and 30 percent fixed income investments.

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

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $87 million, $83 million, and $82 million for the years ended December 31, 2023, 2022, and 2021, respectively.

14.    STOCK-BASED COMPENSATION

Overview
Under our 2020 Omnibus Stock Incentive Plan (the 2020 OSIP), various stock and stock-based awards may be granted to employees, non-employee directors, and third-party service providers. The 2020 OSIP permits grants of (i) restricted stock and restricted stock units; (ii) stock options (including incentive and non-qualified stock options); (iii) stock appreciation rights; (iv) performance awards of cash, stock, or other securities; and (v) other stock-based awards (e.g., stock unit awards). Awards under the 2020 OSIP are granted at the discretion of our Board’s Human Resources and Compensation Committee (and approved by the independent directors in the case of our Chief Executive Officer and Executive Chairman) and may be subject to vesting or performance periods, performance goals, or other restrictions. The 2020 OSIP was approved by our stockholders on April 30, 2020, and as of such date, any shares of common stock that were not subject to outstanding awards and were available to be awarded under the 2011 Omnibus Stock Incentive Plan (the 2011 OSIP) became available for issuance under the 2020 OSIP and any shares of common stock subject to awards under the 2011 OSIP outstanding as of April 30, 2020, that are subsequently forfeited, terminated, canceled or rescinded, settled in cash in lieu of common stock, exchanged for awards not involving common stock, or expire unexercised also become available for issuance under the 2020 OSIP. No future awards will be made under the 2011 OSIP. As of December 31, 2023, 12,036,501 shares of our common stock remained available to be awarded under the 2020 OSIP.

The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense:
Restricted stock	$66	$67	$65
Performance awards	38	32	21
Stock options and other awards	3	4	2
Total stock-based compensation expense	$107	$103	$88
Tax benefit recognized on stock-based compensation expense	$14	$15	$13
Tax benefit realized for tax deductions resulting from exercises and vestings	2	2	1

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

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2023	1,182,177	$87.36
Granted	518,092	125.57
Vested	(786,920)	84.12
Forfeited	(10,503)	95.04
Nonvested shares as of December 31, 2023	902,846	112.01

As of December 31, 2023, there was $52 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

The following table reflects activity related to our restricted stock:

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant-date fair value per share of restricted stock granted	$125.57	$112.88	$77.71
Fair value of restricted stock vested (in millions)	99	99	59

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    INCOME TAXES

Income Statement Components
Income before income tax expense was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S. operations	$9,335	$11,716	$1,023
Foreign operations	2,433	3,591	520
Income before income tax expense	$11,768	$15,307	$1,543

Statutory income tax rates applicable to the countries in which we operate were as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	21%	21%	21%
Canada	15%	15%	15%
U.K. (a)	25%	19%	19%
Ireland	13%	13%	13%
Peru	30%	30%	30%
Mexico	30%	30%	30%
________________________
(a)Statutory income tax rate was increased to 25 percent effective April 1, 2023.

The following is a reconciliation of income tax expense computed by applying statutory income tax rates to actual income tax expense (dollars in millions):

	U.S.		Foreign		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Year ended December 31, 2023
Income tax expense at statutory rates	$1,960	21.0%	$449	18.5%	$2,409	20.5%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	114	1.2%	161	6.6%	275	2.3%
Permanent differences	(87)	(0.9)%	(18)	(0.7)%	(105)	(0.9)%
GILTI tax	167	1.8%	—	—	167	1.4%
Foreign tax credits	(149)	(1.6)%	—	—	(149)	(1.3)%
Repatriation withholding tax	45	0.5%	—	—	45	0.4%
Tax effects of income associated with noncontrolling interests	(84)	(0.9)%	30	1.2%	(54)	(0.4)%
Other, net	8	—%	23	0.9%	31	0.3%
Income tax expense	$1,974	21.1%	$645	26.5%	$2,619	22.3%
________________________
See notes on page 119.

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
(b)Upon filing our superseding 2020 federal income tax return in the fourth quarter of 2021, we recorded an additional tax benefit during the year ended December 31, 2021 related to the additional 2020 tax net operating loss (NOL) carryback to 2015, as permitted by the Coronavirus Aid, Relief and Economic Security (CARES) Act enacted on March 27, 2020.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of income tax expense were as follows (in millions):

	U.S.	Foreign	Total
Year ended December 31, 2023
Current:
Country	$1,804	$415	$2,219
U.S. state / Canadian provincial	157	140	297
Total current	1,961	555	2,516
Deferred:
Country	25	69	94
U.S. state / Canadian provincial	(12)	21	9
Total deferred	13	90	103
Income tax expense	$1,974	$645	$2,619

Year ended December 31, 2022
Current:
Country	$2,147	$766	$2,913
U.S. state / Canadian provincial	153	312	465
Total current	2,300	1,078	3,378
Deferred:
Country	164	(138)	26
U.S. state / Canadian provincial	80	(56)	24
Total deferred	244	(194)	50
Income tax expense	$2,544	$884	$3,428

Year ended December 31, 2021
Current:
Country	$68	$215	$283
U.S. state / Canadian provincial	1	97	98
Total current	69	312	381
Deferred:
Country	5	(63)	(58)
U.S. state / Canadian provincial	(24)	(44)	(68)
Total deferred	(19)	(107)	(126)
Income tax expense	$50	$205	$255

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes Paid (Refunded)
Income taxes paid to (received from) U.S. and foreign taxing authorities were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$2,158	$2,396	$(878)	(a)
Foreign	1,336	892	36
Income taxes paid (refunded), net	$3,494	$3,288	$(842)
________________________
(a)This amount includes a refund of $962 million that we received related to our U.S. federal income tax return for 2020.

Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2023	2022
Deferred income tax assets:
Tax credit carryforwards	$809	$660
NOLs	710	642
Inventories	237	326
Compensation and employee benefit liabilities	32	44
Environmental liabilities	59	57
Finance lease obligations	314	309
Operating lease liabilities	519	512
Other	130	186
Total deferred income tax assets	2,810	2,736
Valuation allowance	(1,383)	(1,234)
Net deferred income tax assets	1,427	1,502
Deferred income tax liabilities:
Property, plant, and equipment	5,121	5,022
Deferred turnaround costs	399	369
Operating lease ROU assets	546	507
Inventories	106	234
Investments	423	431
Other	181	156
Total deferred income tax liabilities	6,776	6,719
Net deferred income tax liabilities	$5,349	$5,217

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We had the following income tax credit and loss carryforwards as of December 31, 2023 (in millions):

	Amount	Expiration
U.S. state income tax credits (gross amount)	$76	2024 through 2033
U.S. state income tax credits (gross amount)	2	Unlimited
U.S. foreign tax credits	748	2027 through 2033
U.S. state income tax NOLs (gross amount)	12,164	2024 through 2040
Foreign NOLs (gross amount)	329	Unlimited

We have recorded a valuation allowance as of December 31, 2023 and 2022 due to uncertainties related to our ability to utilize some of our deferred income tax assets associated with our U.S. foreign tax credits, certain U.S. state income tax credits, certain foreign deferred tax assets, and certain NOLs before they expire. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The valuation allowance increased by $149 million in 2023 primarily due to the generation of foreign tax credits that cannot be realized.

Unrecognized Tax Benefits
Changes in Unrecognized Tax Benefits
The following is a reconciliation of the changes in unrecognized tax benefits, excluding related interest and penalties (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance as of beginning of year	$284	$816	$847
Additions for tax positions related to the current year	18	27	3
Additions for tax positions related to prior years	4	19	13
Reductions for tax positions related to prior years	(73)	(573)	(25)
Reductions for tax positions related to the lapse of applicable statute of limitations	(9)	(5)	—
Settlements	(38)	—	(22)
Balance as of end of year	$186	$284	$816

As of December 31, 2023 and 2022, there was $126 million and $190 million, respectively, of unrecognized tax benefits that if recognized would reduce our annual effective tax rate.

Interest and penalties incurred during the years ended December 31, 2023, 2022, and 2021 were not material. Accrued interest and penalties as of December 31, 2023 and 2022 were not material.

Although reasonably possible, we do not anticipate that any of our tax audits will be resolved during the next 12 months that would result in a reduction in our liability for unrecognized tax benefits either due to our tax positions being sustained or due to our agreement to their disallowance. Should any reductions occur, we do not expect that they would have a material impact on our financial statements because such reductions would not materially affect our annual effective tax rate.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Returns Under Audit
U.S. Federal
In 2023, we settled the audits related to our U.S. federal income tax returns for 2012 through 2015, with the exception of one issue regarding the timing of deductibility of certain costs at our refineries. We intend to file formal claims for refund with the Internal Revenue Service (IRS) for this disagreed-upon issue. The settlement related to these audits resulted in a favorable reduction in our unrecognized tax benefits.

As of December 31, 2023, our U.S. federal income tax returns for 2017 through 2020 were under audit by the IRS. We continue to work with the IRS to resolve these audits and we believe that they will be resolved for amounts consistent with our recorded amounts of unrecognized tax benefits associated with these audits.
U.S. State
As of December 31, 2023, our California tax returns for 2011 through 2019 were under audit by the state of California. We do not expect the ultimate disposition of these audits will result in a material change to our financial condition, results of operations, and liquidity. We believe these audits will be resolved for amounts consistent with our recorded amounts for unrecognized tax benefits associated with these audits.

Foreign
As of December 31, 2023, certain of our Canadian subsidiaries’ federal tax returns for 2013 through 2015 and 2017 through 2020 were under audit by the Canada Revenue Agency and our Quebec provincial tax returns for 2013 through 2015 and 2017 through 2020 were under audit by Revenue Quebec. As of December 31, 2023, the 2020 tax return for one of our Mexican subsidiaries was under audit by Servicio de Administración Tributaria, and we are protesting proposed adjustments for this tax return. We do not expect the ultimate disposition of these audits or inquiries will result in a material change to our financial condition, results of operations, and liquidity.

Other Disclosures
Undistributed Earnings of Foreign Subsidiaries
As of December 31, 2023, the cumulative undistributed earnings of our foreign subsidiaries that is considered permanently reinvested in the relevant foreign countries were $7.1 billion. This amount excludes $1.4 billion of earnings that are no longer considered permanently reinvested. We are able to distribute cash via a dividend from our foreign subsidiaries with a full dividend received deduction in the U.S. However, there is a cost to repatriate the undistributed earnings of certain of our foreign subsidiaries to us, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. We have accrued $45 million of withholding and other taxes on the $1.4 billion of earnings previously noted, but it is not practicable to estimate the amount of additional tax that would be payable on the undistributed earnings that are considered permanently reinvested.

Repatriation Tax Liability
Our repatriation tax liability relates to our recognition of a one-time transition tax on the deemed repatriation of previously undistributed accumulated earnings and profits of our foreign subsidiaries and is included in other long-term liabilities (see Note 8). This transition tax will be remitted to the IRS over

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the eight-year period provided in the Internal Revenue Code of 1986, as amended, with annual installments through 2025.

16.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Earnings per common share:
Net income attributable to Valero stockholders	$8,835	$11,528	$930
Less: Income allocated to participating securities	27	43	6
Net income available to common stockholders	$8,808	$11,485	$924

Weighted-average common shares outstanding	353	395	407

Earnings per common share	$24.93	$29.05	$2.27

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$8,835	$11,528	$930
Less: Income allocated to participating securities	27	43	6
Net income available to common stockholders	$8,808	$11,485	$924

Weighted-average common shares outstanding	353	395	407
Effect of dilutive securities	—	1	—
Weighted-average common shares outstanding – assuming dilution	353	396	407

Earnings per common share – assuming dilution	$24.92	$29.04	$2.27

Participating securities include restricted stock and performance awards granted under our 2020 OSIP or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options. For the years ended December 31, 2023, 2022, and 2021, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	December 31,
	2023	2022
Receivables from contracts with customers (see Note 3)	$7,209	$7,189
Contract liabilities, included in accrued expenses (see Note 8)	40	129

During the years ended December 31, 2023, 2022, and 2021, we recognized as revenue $127 million, $76 million, and $47 million, respectively, that was included in contract liabilities as of December 31, 2022, 2021, and 2020, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of December 31, 2023, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

Segment Information
We have three reportable segments—Refining, Renewable Diesel, and Ethanol. Each segment is a strategic business unit that offers different products and services by employing unique technologies and marketing strategies and whose operations and operating performance are managed and evaluated separately. Operating performance is measured based on the operating income generated by the segment, which includes revenues and expenses that are directly attributable to the management of the respective segment. Intersegment sales are generally derived from transactions made at prevailing market rates. The following is a description of each segment’s business operations.

•The Refining segment includes the operations of our petroleum refineries, the associated activities to market our refined petroleum products, and the logistics assets that support our refining operations. The principal products manufactured by our refineries and sold by this segment include gasolines and blendstocks, distillates, and other products.
•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 12, and the associated activities to market renewable diesel and renewable

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
naphtha. The principal products manufactured by DGD and sold by this segment are renewable diesel and renewable naphtha. This segment sells some renewable diesel to the Refining segment, which is then sold to that segment’s customers.

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

The following tables reflect information about our operating income, including a reconciliation to our consolidated income before income tax expense, and total expenditures for long-lived assets by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Year ended December 31, 2023
Revenues:
Revenues from external customers	$136,470	$3,823	$4,473	$—	$144,766
Intersegment revenues	18	3,168	1,086	(4,272)	—
Total revenues	136,488	6,991	5,559	(4,272)	144,766
Cost of sales:
Cost of materials and other (a)	117,401	5,550	4,395	(4,259)	123,087
Operating expenses (excluding depreciation and amortization expense reflected below)	5,208	358	515	8	6,089
Depreciation and amortization expense	2,351	231	80	(4)	2,658
Total cost of sales	124,960	6,139	4,990	(4,255)	131,834
Other operating expenses	17	—	16	—	33
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	998	998
Depreciation and amortization expense	—	—	—	43	43
Operating income by segment	$11,511	$852	$553	$(1,058)	11,858
Other income, net					502
Interest and debt expense, net of capitalized interest					(592)
Income before income tax expense					$11,768

Total expenditures for long-lived assets (b)	$1,488	$294	$43	$91	$1,916
________________________
See notes on page 128.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Year ended December 31, 2022
Revenues:
Revenues from external customers	$168,154	$3,483	$4,746	$—	$176,383
Intersegment revenues	56	2,018	740	(2,814)	—
Total revenues	168,210	5,501	5,486	(2,814)	176,383
Cost of sales:
Cost of materials and other (a)	144,588	4,350	4,628	(2,796)	150,770
Operating expenses (excluding depreciation and amortization expense reflected below)	5,509	255	625	—	6,389
Depreciation and amortization expense	2,247	122	59	—	2,428
Total cost of sales	152,344	4,727	5,312	(2,796)	159,587
Asset impairment loss	—	—	61	—	61
Other operating expenses	63	—	3	—	66
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	934	934
Depreciation and amortization expense	—	—	—	45	45
Operating income by segment	$15,803	$774	$110	$(997)	15,690
Other income, net					179
Interest and debt expense, net of capitalized interest					(562)
Income before income tax expense					$15,307

Total expenditures for long-lived assets (b)	$1,763	$879	$22	$73	$2,737
________________________
See notes on page 128.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Year ended December 31, 2021
Revenues:
Revenues from external customers	$106,947	$1,874	$5,156	$—	$113,977
Intersegment revenues	14	468	433	(915)	—
Total revenues	106,961	2,342	5,589	(915)	113,977
Cost of sales:
Cost of materials and other (a)	97,759	1,438	4,428	(911)	102,714
Operating expenses (excluding depreciation and amortization expense reflected below)	5,088	134	556	(2)	5,776
Depreciation and amortization expense	2,169	58	131	—	2,358
Total cost of sales	105,016	1,630	5,115	(913)	110,848
Other operating expenses	83	3	1	—	87
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	865	865
Depreciation and amortization expense	—	—	—	47	47
Operating income by segment	$1,862	$709	$473	$(914)	2,130
Other income, net					16
Interest and debt expense, net of capitalized interest					(603)
Income before income tax expense					$1,543

Total expenditures for long-lived assets (b)	$1,374	$1,049	$18	$17	$2,458
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $1.2 billion, $761 million, and $371 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(b)Total expenditures for long-lived assets includes amounts related to capital expenditures; deferred turnaround and catalyst costs; and property, plant, and equipment for acquisitions.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Refining:
Gasolines and blendstocks	$61,538	$70,496	$49,534
Distillates	63,664	82,521	45,939
Other product revenues	11,268	15,137	11,474
Total Refining revenues	136,470	168,154	106,947
Renewable Diesel:
Renewable diesel	3,665	3,333	1,874
Renewable naphtha	158	150	—
Total Renewable Diesel revenues	3,823	3,483	1,874
Ethanol:
Ethanol	3,300	3,653	4,122
Distillers grains	1,173	1,093	1,034
Total Ethanol revenues	4,473	4,746	5,156
Revenues	$144,766	$176,383	$113,977

Revenues by geographic area are shown in the following table (in millions). The geographic area is based on location of customer and no customer accounted for 10 percent or more of our revenues.

	Year Ended December 31,
	2023	2022	2021
U.S.	$104,208	$126,722	$82,940
Canada	10,107	11,743	6,597
U.K. and Ireland	16,148	17,822	13,307
Mexico and Peru	6,438	8,396	3,855
Other countries	7,865	11,700	7,278
Revenues	$144,766	$176,383	$113,977

Long-lived assets include “property, plant, and equipment. net” and certain long-lived assets included in “deferred charges and other assets, net.” Long-lived assets by geographic area consisted of the following (in millions):

	December 31,
	2023	2022
U.S.	$28,868	$29,378
Canada	1,598	1,634
U.K. and Ireland	1,346	1,301
Mexico and Peru	837	860
Total long-lived assets	$32,649	$33,173

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets by reportable segment were as follows (in millions):

	December 31,
	2023	2022
Refining	$49,031	$48,484
Renewable Diesel	5,790	5,217
Ethanol	1,549	1,551
Corporate and eliminations	6,686	5,730
Total assets	$63,056	$60,982

As of December 31, 2023 and 2022, our investments in nonconsolidated joint ventures accounted for under the equity method were $713 million and $724 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” as presented in Note 7.

18.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Increase in current assets:
Receivables, net	$(387)	$(1,619)	$(4,382)
Inventories	(684)	(672)	(253)
Prepaid expenses and other	(34)	(180)	(22)
Increase (decrease) in current liabilities:
Accounts payable	(169)	521	6,301
Accrued expenses	(50)	(5)	253
Taxes other than income taxes payable	(226)	98	104
Income taxes payable	(776)	231	224
Changes in current assets and current liabilities	$(2,326)	$(1,626)	$2,225

Changes in current assets and current liabilities for the year ended December 31, 2023 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product sales volumes in December 2023 compared to December 2022, partially offset by a decrease in related prices;

•The increase in inventories was primarily due to an increase in inventory volumes in December 2023 compared to December 2022;

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The decrease in accounts payable was due to a decrease in crude oil and other feedstock prices in December 2023 compared to December 2022, partially offset by an increase in related volumes purchased; and

•The decrease in income taxes payable was primarily due to income tax payments made during the year ended December 31, 2023.
Changes in current assets and current liabilities for the year ended December 31, 2022 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices in December 2022 compared to December 2021;

•The increase in inventories was primarily due to an increase in inventory volumes associated with the DGD Port Arthur Plant, which commenced operations in the fourth quarter of 2022; and

•The increase in accounts payable was primarily due to an increase in feedstock volumes purchased for the start-up of the DGD Port Arthur Plant in December 2022 compared to December 2021.

Changes in current assets and current liabilities for the year ended December 31, 2021 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices combined with an increase in sales volumes in December 2021 compared to December 2020, partially offset by a decrease in income taxes receivable associated with the receipt of a $962 million refund related to our U.S. federal income tax return for 2020; and

•The increase in accounts payable was primarily due to an increase in crude oil and other feedstock prices combined with an increase in related volumes purchased in December 2021 compared to December 2020.

Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest paid in excess of amount capitalized, including interest on finance leases	$562	$570	$598
Income taxes paid (refunded), net (see Note 15)	3,494	3,288	(842)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Year Ended December 31,
	2023		2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$428	$107	$395	$83	$397	$72
Investing cash flows	—	—	—	—	1	—
Financing cash flows	—	250	—	180	—	135
Changes in lease balances resulting from new and modified leases (a)	396	157	178	660	451	378
________________________
(a)Noncash activity for the year ended December 31, 2022 primarily included approximately $500 million for a finance lease ROU asset and related liability recognized in connection with the completion of the DGD Port Arthur Plant described in Note 5.

There were no significant noncash investing and financing activities during the years ended December 31, 2023, 2022, and 2021, except as noted in the table above.

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

GAAP also requires the disclosure of the fair values of financial instruments when an option to elect fair value accounting has been provided, but such election has not been made. A debt obligation is an example of such a financial instrument. The disclosure of the fair values of financial instruments not recognized at fair value in our balance sheets is presented below under “Financial Instruments.”

GAAP provides a framework for measuring fair value and establishes a three-level fair value hierarchy that prioritizes inputs to valuation techniques based on the degree to which objective prices in external active markets are available to measure fair value. The following is a description of each of the levels of the fair value hierarchy.

•Level 1 – Observable inputs, such as unadjusted quoted prices in active markets for identical assets or liabilities.

•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•Level 3 – Unobservable inputs for the asset or liability. Unobservable inputs reflect our own assumptions about what market participants would use to price the asset or liability. The inputs are developed based on the best information available in the circumstances, which might include occasional market quotes or sales of similar instruments or our own financial data such as internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant judgment.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2023 and 2022.

We have elected to offset the fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty, including any related cash collateral assets or obligations as shown below; however, fair value amounts by hierarchy level are presented in the following tables on a gross basis. We have no derivative contracts that are subject to master netting arrangements that are reflected gross in our balance sheets.

	December 31, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$803	$—	$—	$803	$(642)	$(66)	$95	$—
Investments of certain benefit plans	76	—	4	80	n/a	n/a	80	n/a
Investments in AFS debt securities	36	75	—	111	n/a	n/a	111	n/a
Total	$915	$75	$4	$994	$(642)	$(66)	$286

Liabilities
Commodity derivative contracts	$643	$—	$—	$643	$(642)	$(1)	$—	$(67)
Blending program obligations	—	58	—	58	n/a	n/a	58	n/a
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$650	$64	$—	$714	$(642)	$(1)	$71

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$830	$—	$—	$830	$(705)	$(8)	$117	$—
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Investments of certain benefit plans	72	—	6	78	n/a	n/a	78	n/a
Investments in AFS debt securities	56	165	—	221	n/a	n/a	221	n/a
Total	$958	$169	$6	$1,133	$(705)	$(8)	$420

Liabilities
Commodity derivative contracts	$705	$—	$—	$705	$(705)	$—	$—	$(149)
Blending program obligations	—	55	—	55	n/a	n/a	55	n/a
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$707	$59	$—	$766	$(705)	$—	$61

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges, and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the years ended December 31, 2023 and 2022.

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

Nonrecurring Fair Value Measurements
As discussed in Note 6, we concluded that our Lakota ethanol plant was impaired as of December 31, 2022, which resulted in an asset impairment loss of $61 million. The fair value of the Lakota ethanol plant was determined using a combination of the income and market approaches and was classified in Level 3. We employed a probability-weighted approach to possible future cash flow scenarios, including the use of peer company metrics and comparison to a recent sales transaction.

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022, except as noted above.

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

		December 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$9,218	$9,109	$9,241	$8,902

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
We are exposed to market risks related to the volatility in the price of feedstocks (primarily crude oil, waste and renewable feedstocks, and corn), the products we produce, and natural gas used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, such as futures and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis by our risk control group to ensure compliance with our stated risk management policy that is periodically reviewed with our Board and/or relevant Board committee.
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2023, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except natural gas contracts that are presented in millions of British thermal units and corn contracts that are presented in thousands of bushels).

Notional Contract Volumes by Year of Maturity
2024
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	1,925
Futures – short	8,821

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	98,244
Futures – short	94,194
Natural gas:
Futures – long	1,595,000
Corn:
Futures – long	47,135
Futures – short	63,660
Physical contracts – long	15,679

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of December 31, 2023, we had foreign currency contracts to purchase $622 million of U.S. dollars. These commitments matured on or before January 25, 2024.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily RINs). For the years ended December 31, 2023, 2022, and 2021,

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $1.3 billion, $1.5 billion, and $2.1 billion, respectively, which are reflected in cost of materials and other.

Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of December 31, 2023 and 2022 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 19 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	December 31, 2023		December 31, 2022
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$141	$34	$61	$44

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$662	$609	$769	$661
Physical purchase contracts	Inventories	—	6	4	4
Foreign currency contracts	Accrued expenses	—	7	—	2
Total		$662	$622	$773	$667

Market Risk
Our price risk management activities involve the receipt or payment of fixed price commitments into the future. These transactions give rise to market risk, which is the risk that future changes in market conditions may make an instrument less valuable. We closely monitor and manage our exposure to market risk on a daily basis in accordance with policies that are periodically reviewed with our Board and/or relevant Board committee. Market risks are monitored by our risk control group to ensure compliance with our stated risk management policy. We do not require any collateral or other security to support derivative instruments into which we enter. We also do not have any derivative instruments that require us to maintain a minimum investment-grade credit rating.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Effect of Derivative Instruments on Income and Other Comprehensive Income (Loss)
The following table provides information about the gain (loss) recognized in income and other comprehensive income (loss) due to fair value adjustments of our cash flow hedges (in millions):

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2023	2022	2021
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$82	$(292)	$(44)
Loss reclassified from accumulated other comprehensive loss into income	Revenues	(8)	(286)	(46)

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the years ended December 31, 2023, 2022, and 2021. For the years ended December 31, 2023, 2022, and 2021, cash flow hedges primarily related to forecasted sales of renewable diesel. As of December 31, 2023, the estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2023, 2022, and 2021 are described in Note 11.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2023	2022	2021
Commodity contracts	Revenues	$(27)	$(17)	$28
Commodity contracts	Cost of materials and other	208	(988)	(86)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	1	(1)	54
Foreign currency contracts	Cost of materials and other	(34)	73	9
Foreign currency contracts	Other income, net	—	(119)	44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Internal Control over Financial Reporting
(a) Management’s Report on Internal Control over Financial Reporting.
The management report on our internal control over financial reporting required by this item appears in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” on page 67 of this report, and is incorporated by reference into this item.

(b) Attestation Report of the Independent Registered Public Accounting Firm.
KPMG LLP’s report on our internal control over financial reporting appears in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” beginning on page 70 of this report, and is incorporated by reference into this item.

(c) Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)None.

(b)During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Information regarding our executive officers appears in PART I of this report under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.” All other information required by ITEMS 10 through 14 of Form 10-K is incorporated by reference from the discussions under the following anticipated headings in our definitive proxy statement for our 2024 annual meeting of stockholders (the 2024 Proxy Statement). We expect to file the 2024 Proxy Statement with the SEC on or before March 31, 2024. No other information other than what is required to satisfy ITEMS 10 through 14 of Form 10-K is incorporated by reference into these items from the 2024 Proxy Statement.

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information regarding our executive officers that appears in PART I of this report under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” the disclosures under the following anticipated headings in our 2024 Proxy Statement are incorporated by reference herein:

•“How Our Board is Structured, Governed, and Operates—Overview of Our Board Committees—Audit Committee—Current Audit Committee Members;”

•“How Our Board is Structured, Governed, and Operates—Overview of Our Board Committees—Audit Committee—Audit Committee Financial Experts;”

•“How Our Board is Structured, Governed, and Operates—How Our Director Nominees are Selected;”

•“Proposal No. 1—Election of directors—Information Concerning Our Director Nominees;”

•“Proposal No. 1—Election of directors—Nominees;” and

•“Miscellaneous—Governance Documents and Codes of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The disclosures under the following anticipated headings in our 2024 Proxy Statement are incorporated by reference herein:

•“How Our Board is Structured, Governed, and Operates—Overview of Our Board Committees—Human Resources and Compensation Committee—Compensation Committee Interlocks and Insider Participation;”

•“How Our Board is Structured, Governed, and Operates—Overview of Our Board Committees—Human Resources and Compensation Committee—Limited Delegation of Authority;”

•“Compensation Discussion and Analysis;”

•“Human Resources and Compensation Committee Report;”

•“Executive Compensation;”
•“Director Compensation;”

•“Pay Ratio Disclosure;” and

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Certain Relationships and Transactions with Related Persons.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures under the following anticipated headings in our 2024 Proxy Statement are incorporated by reference herein:

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Beneficial Ownership of Valero Securities;” and

•“Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The disclosures under the following anticipated headings in our 2024 Proxy Statement are incorporated by reference herein:

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Certain Relationships and Transactions with Related Persons;” and

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Independence of Our Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The disclosures under the following anticipated heading in our 2024 Proxy Statement are incorporated by reference herein: “KPMG LLP Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements. The following are included in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Form 10-K:

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
Indenture dated as of March 10, 2015 between Valero Energy Corporation and U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-3 (SEC File No. 333-202635) filed March 10, 2015.

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

+10.13	—	Form of Stock Option Agreement–incorporated by reference to Exhibit 10.21 to Valero’s annual report on Form 10-K for the year ended December 31, 2011 (SEC File No. 001-13175).

+10.14	—	Form of Performance Stock Option Agreement–incorporated by reference to Exhibit 10.21 to Valero’s annual report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-13175).

+10.15	—
Form of Restricted Stock Agreement (2020 and 2021 grants)–incorporated by reference to Exhibit 10.17 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

+10.16	—
Long-Term Incentive Agreement dated as of December 18, 2019, between Valero Energy Corporation and R. Lane Riggs–incorporated by reference to Exhibit 10.17 to Valero’s annual report on Form 10-K for the year ended December 31, 2019 (SEC File No. 001-13175).

+10.17	—
Form of Stock Unit Award Agreement for Non-Employee Directors (standard)–incorporated by reference to Exhibit 10.01 to Valero’s current report on Form 8-K dated April 30, 2019, and filed May 1, 2019 (SEC File No. 001-13175).

+10.18	—
Form of Stock Unit Award Agreement for Non-Employee Directors (with one-year hold provision)–incorporated by reference to Exhibit 10.02 to Valero’s current report on Form 8-K dated April 30, 2019, and filed May 1, 2019 (SEC File No. 001-13175).

10.19	—
Fifth Amended and Restated Revolving Credit Agreement, dated as of November 22, 2022, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 99.1 to Valero’s current report on Form 8-K dated November 22, 2022, and filed November 22, 2022 (SEC File No. 001-13175).

+10.20	—
Form of Amended and Restated Performance Share Agreement (2020 grant–second and third tranches)–incorporated by reference to Exhibit 10.01 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 (SEC File No. 001-13175).

+10.21	—
Form of Performance Share Agreement (2021 grant–second tranche and 2022 grant–first tranche)–incorporated by reference to Exhibit 10.02 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 (SEC File No. 001-13175).

+10.22	—
Form of Amended and Restated Performance Share Agreement (2021 grant–third tranche)–incorporated by reference to Exhibit 10.01 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

+10.23	—
Form of Amended and Restated Performance Share Agreement (2022 grant–second and third tranches)–incorporated by reference to Exhibit 10.02 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

+10.24	—	Form of Restricted Stock Agreement (current)–incorporated by reference to Exhibit 10.26 to Valero’s annual report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-13175).

+10.25	—
Form of Performance Share Agreement (2023 grant and current)–incorporated by reference to Exhibit 10.03 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

+10.26	—	Form of Aircraft Time Sharing Agreement–incorporated by reference to Exhibit 10.04 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

*21.01	—	Valero Energy Corporation subsidiaries.

22.01	—	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

*23.01	—	Consent of KPMG LLP dated February 22, 2024.

*24.01	—	Power of Attorney dated February 22, 2024 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

*97.01	—	Executive Compensation Clawback Policy.

***101.INS	—	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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

VALERO ENERGY CORPORATION (Registrant)
By:	/s/ R. Lane Riggs
(R. Lane Riggs)
Chief Executive Officer and President
Date: February 22, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints R. Lane Riggs, Jason W. Fraser, and Richard J. Walsh, or any of them, each with power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this annual report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby qualifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Lane Riggs	Chief Executive Officer and President, Director (Principal Executive Officer)	February 22, 2024
(R. Lane Riggs)

/s/ Jason W. Fraser	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2024
(Jason W. Fraser)

/s/ Joseph W. Gorder	Executive Chairman of the Board	February 22, 2024
(Joseph W. Gorder)

/s/ Fred M. Diaz	Director	February 22, 2024
(Fred M. Diaz)

/s/ H. Paulett Eberhart	Director	February 22, 2024
(H. Paulett Eberhart)

/s/ Marie A. Ffolkes	Director	February 22, 2024
(Marie A. Ffolkes)

/s/ Kimberly S. Greene	Director	February 22, 2024
(Kimberly S. Greene)

/s/ Deborah P. Majoras	Director	February 22, 2024
(Deborah P. Majoras)

/s/ Eric D. Mullins	Director	February 22, 2024
(Eric D. Mullins)

/s/ Donald L. Nickles	Director	February 22, 2024
(Donald L. Nickles)

/s/ Robert A. Profusek	Director	February 22, 2024
(Robert A. Profusek)

/s/ Randall J. Weisenburger	Director	February 22, 2024
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 22, 2024
(Rayford Wilkins, Jr.)