Form 10-Q
period 2024-03-31
VALERO ENERGY CORP/TX
filed 2024-04-25
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 19, 2024 was 326,996,383.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,917	$5,424
Receivables, net	12,150	12,525
Inventories	7,912	7,583
Prepaid expenses and other	695	689
Total current assets	25,674	26,221
Property, plant, and equipment, at cost	51,943	51,668
Accumulated depreciation	(21,871)	(21,459)
Property, plant, and equipment, net	30,072	30,209
Deferred charges and other assets, net	6,828	6,626
Total assets	$62,574	$63,056
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$853	$1,406
Accounts payable	12,458	12,567
Accrued expenses	1,097	1,240
Taxes other than income taxes payable	1,353	1,452
Income taxes payable	388	137
Total current liabilities	16,149	16,802
Debt and finance lease obligations, less current portion	10,044	10,118
Deferred income tax liabilities	5,260	5,349
Other long-term liabilities	2,297	2,263
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,916	6,901
Treasury stock, at cost; 346,505,037 and 340,199,677 common shares	(26,330)	(25,322)
Retained earnings	46,519	45,630
Accumulated other comprehensive loss	(1,055)	(870)
Total Valero Energy Corporation stockholders’ equity	26,057	26,346
Noncontrolling interests	2,767	2,178
Total equity	28,824	28,524
Total liabilities and equity	$62,574	$63,056
See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues (a)	$31,759	$36,439
Cost of sales:
Cost of materials and other	27,682	30,005
Operating expenses (excluding depreciation and amortization expense reflected below)	1,411	1,477
Depreciation and amortization expense	683	650
Total cost of sales	29,776	32,132
Other operating expenses	34	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	258	244
Depreciation and amortization expense	12	10
Operating income	1,679	4,043
Other income, net	144	129
Interest and debt expense, net of capitalized interest	(140)	(146)
Income before income tax expense	1,683	4,026
Income tax expense	353	880
Net income	1,330	3,146
Less: Net income attributable to noncontrolling interests	85	79
Net income attributable to Valero Energy Corporation stockholders	$1,245	$3,067

Earnings per common share	$3.75	$8.30
Weighted-average common shares outstanding (in millions)	331	369

Earnings per common share – assuming dilution	$3.75	$8.29
Weighted-average common shares outstanding – assuming dilution (in millions)	331	369
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,387	$1,422

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,330	$3,146
Other comprehensive income (loss):
Foreign currency translation adjustment	(153)	134
Net loss on pension and other postretirement benefits	(6)	(7)
Net gain (loss) on cash flow hedges	(84)	57
Other comprehensive income (loss) before income tax expense (benefit)	(243)	184
Income tax expense (benefit) related to items of other comprehensive income (loss)	(15)	1
Other comprehensive income (loss)	(228)	183
Comprehensive income	1,102	3,329
Less: Comprehensive income attributable to noncontrolling interests	42	108
Comprehensive income attributable to Valero Energy Corporation stockholders	$1,060	$3,221

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2023	$7	$6,901	$(25,322)	$45,630	$(870)	$26,346	$2,178	$28,524
Net income	—	—	—	1,245	—	1,245	85	1,330
Dividends on common stock ($1.07 per share)	—	—	—	(356)	—	(356)	—	(356)
Stock-based compensation expense	—	39	—	—	—	39	—	39
Transactions in connection with stock-based compensation plans	—	(24)	25	—	—	1	—	1
Purchases of common stock for treasury	—	—	(1,033)	—	—	(1,033)	—	(1,033)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Conversion of IEnova Revolver debt to equity (see Notes 4 and 6)	—	—	—	—	—	—	457	457
Other comprehensive loss	—	—	—	—	(185)	(185)	(43)	(228)
Balance as of March 31, 2024	$7	$6,916	$(26,330)	$46,519	$(1,055)	$26,057	$2,767	$28,824

Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468
Net income	—	—	—	3,067	—	3,067	79	3,146
Dividends on common stock ($1.02 per share)	—	—	—	(379)	—	(379)	—	(379)
Stock-based compensation expense	—	39	—	—	—	39	—	39
Transactions in connection with stock-based compensation plans	—	(25)	26	—	—	1	—	1
Purchases of common stock for treasury	—	—	(1,466)	—	—	(1,466)	—	(1,466)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Other comprehensive income	—	—	—	—	154	154	29	183
Balance as of March 31, 2023	$7	$6,877	$(21,637)	$40,935	$(1,205)	$24,977	$2,090	$27,067

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,330	$3,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	695	660
Gain on early retirement of debt, net	—	(11)
Deferred income tax expense (benefit)	(69)	54
Changes in current assets and current liabilities	(160)	(534)
Changes in deferred charges and credits and other operating activities, net	50	(145)
Net cash provided by operating activities	1,846	3,170
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(128)	(175)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(69)	(90)
Other VIEs	(3)	—
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(452)	(235)
Deferred turnaround and catalyst cost expenditures of DGD	(9)	(24)
Purchases of available-for-sale (AFS) debt securities	(11)	(100)
Proceeds from sales and maturities of AFS debt securities	33	71
Other investing activities, net	2	4
Net cash used in investing activities	(637)	(549)
Cash flows from financing activities:
Proceeds from debt borrowings (excluding VIEs)	1,250	750
Proceeds from debt borrowings of VIEs:
DGD	100	150
Other VIEs	20	14
Repayments of debt and finance lease obligations (excluding VIEs)	(1,467)	(973)
Repayments of debt and finance lease obligations of VIEs:
DGD	(256)	(156)
Other VIEs	(2)	(22)
Premiums paid on early retirement of debt	—	(5)
Purchases of common stock for treasury	(1,023)	(1,451)
Common stock dividend payments	(356)	(379)
Contributions from noncontrolling interests	90	75
Other financing activities, net	—	(1)
Net cash used in financing activities	(1,644)	(1,998)
Effect of foreign exchange rate changes on cash	(72)	36
Net increase (decrease) in cash and cash equivalents	(507)	659
Cash and cash equivalents at beginning of period	5,424	4,862
Cash and cash equivalents at end of period	$4,917	$5,521

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

These interim unaudited financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these interim unaudited financial statements reflect all adjustments considered necessary for a fair statement of our results for the interim period presented. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These interim unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.

The balance sheet as of December 31, 2023 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023.

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

Accounting Pronouncement Adopted on January 1, 2024
ASU 2023-07
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments primarily through improved disclosures about significant segment expenses and other segment related items. We adopted this ASU effective January 1, 2024 and it did not affect our financial position or our results of operations, but will result in additional disclosures for our annual reporting periods beginning December 31, 2024 and interim reporting periods in 2025.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Pronouncement Not Yet Adopted
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual income tax disclosures by requiring further disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of annual income tax disclosures. We expect to adopt this ASU effective January 1, 2025 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

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

In September 2023, Governor Newsom directed the CEC to immediately begin the regulatory processes concerning the potential imposition of a penalty for exceeding a max margin and the timing of refinery turnarounds and maintenance. Consequently, in October 2023, the CEC adopted an order instituting an informational proceeding on a max margin and penalty under SBx 1-2, as well as an order initiating rulemaking activity under SBx 1-2. The CEC indicated in a November 2023 workshop that the latter rulemaking process will be focused on rules relating to the timing of refinery maintenance and turnarounds, as well as the standardization of data collection and reporting. It remains uncertain as to what extent any regulations will address the remaining reporting requirements under SBx 1-2.

We continue to review and analyze the provisions of SBx 1-2 and the possible impacts to our refining and marketing operations in California. While the CEC has not yet established a max margin, imposed a financial penalty for profits above a max margin, or imposed restrictions on turnaround and maintenance

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

3.    INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Refinery feedstocks	$2,366	$2,223
Refined petroleum products and blendstocks	3,847	3,790
Renewable diesel feedstocks and products	1,051	913
Ethanol feedstocks and products	300	313
Materials and supplies	348	344
Inventories	$7,912	$7,583

As of March 31, 2024 and December 31, 2023, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $6.0 billion and $4.4 billion, respectively. Our non-LIFO inventories accounted for $1.3 billion and $1.5 billion of our total inventories as of March 31, 2024 and December 31, 2023, respectively.

4.    DEBT

Public Debt
In March 2024, we repaid the $167 million outstanding principal balance of our 1.200 percent Senior Notes that matured on March 15, 2024.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In February 2023, we used cash on hand to purchase and retire a portion of the following notes (in millions):

Debt Purchased and Retired	Principal Amount
6.625% Senior Notes due 2037	$62
3.650% Senior Notes due 2051	26
4.000% Senior Notes due 2052	45
Various other Valero and Valero Energy Partners LP Senior Notes	66
Total	$199

Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			March 31, 2024
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	November 2027	$—	$3	$3,997
Accounts receivable sales facility	1,300	July 2024	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver (c)	400	June 2026	100	31	269
DGD Loan Agreement (d)	100	June 2026	—	n/a	100
IEnova Revolver (e)	830	February 2028	326	n/a	504
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	—	n/a
________________________
(a)Letters of credit issued as of March 31, 2024 expire at various times in 2024 through 2026.
(b)Creditors of the VIEs do not have recourse against us.
(c)The variable interest rate on the unsecured revolving credit facility with a syndicate of financial institutions (the DGD Revolver) was 7.173 percent and 7.201 percent as of March 31, 2024 and December 31, 2023, respectively.
(d)The amounts shown for DGD’s unsecured revolving loan agreement with its members (the DGD Loan Agreement) represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation.
(e)Central Mexico Terminals (defined in Note 6) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 6). During the three months ended March 31, 2024, IEnova converted $457 million of outstanding borrowings under this facility to additional equity in Central Mexico Terminals, which resulted in an increase in the noncontrolling interest related to IEnova. The variable interest rate on the IEnova Revolver was 9.180 percent and 9.245 percent as of March 31, 2024 and December 31, 2023, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings and repayments under our credit facilities were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Borrowings:
Accounts receivable sales facility	$1,250	$750
DGD Revolver	—	150
DGD Loan Agreement	100	—
IEnova Revolver	20	14
Repayments:
Accounts receivable sales facility	(1,250)	(750)
DGD Revolver	(150)	(150)
DGD Loan Agreement	(100)	—
IEnova Revolver	—	(21)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Interest and debt expense	$147	$152
Less: Capitalized interest	7	6
Interest and debt expense, net of capitalized interest	$140	$146

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. During the three months ended March 31, 2024 and 2023, we purchased for treasury 6,633,843 shares and 10,993,341 shares, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Announcement Date	Total Cost Authorized	Remaining Available for Purchase as of March 31, 2024
September 2023 Program	September 15, 2023	$2,500	$1,187
February 2024 Program	February 22, 2024	2,500	2,500
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2024				2023
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(735)	$(162)	$27	$(870)	$(1,168)	$(183)	$(8)	$(1,359)
Other comprehensive income (loss) before reclassifications	(148)	—	(23)	(171)	137	—	37	174
Amounts reclassified from accumulated other comprehensive loss	—	(4)	(9)	(13)	—	(7)	(15)	(22)
Effect of exchange rates	—	(1)	—	(1)	—	2	—	2
Other comprehensive income (loss)	(148)	(5)	(32)	(185)	137	(5)	22	154
Balance as of end of period	$(883)	$(167)	$(5)	$(1,055)	$(1,031)	$(188)	$14	$(1,205)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2024, the significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates two plants that process waste and renewable feedstocks (predominately animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils) into renewable diesel and renewable naphtha; and

•Central Mexico Terminals, a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.P.I. de C.V. (IEnova), which is a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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
The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
March 31, 2024
Assets
Cash and cash equivalents	$170	$—	$35	$205
Other current assets	1,582	9	40	1,631
Property, plant, and equipment, net	3,805	660	71	4,536
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$385	$352	$17	$754
Debt and finance lease obligations, less current portion	662	—	—	662

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2023
Assets
Cash and cash equivalents	$237	$—	$23	$260
Other current assets	1,520	11	46	1,577
Property, plant, and equipment, net	3,772	665	75	4,512
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$616	$808	$19	$1,443
Debt and finance lease obligations, less current portion	669	—	—	669

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2024	2023	2024	2023
Three months ended March 31
Service cost	$28	$28	$1	$1
Interest cost	31	30	3	3
Expected return on plan assets	(53)	(50)	—	—
Amortization of:
Net actuarial gain	(1)	(2)	(1)	(1)
Prior service credit	(3)	(5)	—	(1)
Net periodic benefit cost	$2	$1	$3	$2

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Earnings per common share:
Net income attributable to Valero stockholders	$1,245	$3,067
Less: Income allocated to participating securities	3	10
Net income available to common stockholders	$1,242	$3,057

Weighted-average common shares outstanding	331	369

Earnings per common share	$3.75	$8.30

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$1,245	$3,067
Less: Income allocated to participating securities	3	10
Net income available to common stockholders	$1,242	$3,057

Weighted-average common shares outstanding	331	369
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – assuming dilution	331	369

Earnings per common share – assuming dilution	$3.75	$8.29

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan (OSIP) or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options. For the three months ended March 31, 2024 and 2023, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	March 31, 2024	December 31, 2023
Receivables from contracts with customers, included in receivables, net	$6,788	$7,209
Contract liabilities, included in accrued expenses	34	40

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2024, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

The following tables reflect information about our operating income, including a reconciliation to our consolidated income before income tax expense, by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2024
Revenues:
Revenues from external customers	$30,143	$702	$914	$—	$31,759
Intersegment revenues	2	709	190	(901)	—
Total revenues	30,145	1,411	1,104	(901)	31,759
Cost of sales:
Cost of materials and other (a)	26,611	1,066	909	(904)	27,682
Operating expenses (excluding depreciation and amortization expense reflected below)	1,184	90	137	—	1,411
Depreciation and amortization expense	600	65	19	(1)	683
Total cost of sales	28,395	1,221	1,065	(905)	29,776
Other operating expenses	5	—	29	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	258	258
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,745	$190	$10	$(266)	1,679
Other income, net					144
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					$1,683
________________________
See note (a) on page 17.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2023
Revenues:
Revenues from external customers	$34,407	$935	$1,097	$—	$36,439
Intersegment revenues	3	745	223	(971)	—
Total revenues	34,410	1,680	1,320	(971)	36,439
Cost of sales:
Cost of materials and other (a)	28,510	1,331	1,131	(967)	30,005
Operating expenses (excluding depreciation and amortization expense reflected below)	1,261	86	130	—	1,477
Depreciation and amortization expense	572	58	20	—	650
Total cost of sales	30,343	1,475	1,281	(967)	32,132
Other operating expenses	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	244	244
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$4,057	$205	$39	$(258)	4,043
Other income, net					129
Interest and debt expense, net of capitalized interest					(146)
Income before income tax expense					$4,026
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $331 million and $246 million for the three months ended March 31, 2024 and 2023, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended March 31,
	2024	2023
Refining:
Gasolines and blendstocks	$13,126	$15,048
Distillates	14,128	16,838
Other product revenues	2,889	2,521
Total Refining revenues	30,143	34,407
Renewable Diesel:
Renewable diesel	679	876
Renewable naphtha	23	59
Total Renewable Diesel revenues	702	935
Ethanol:
Ethanol	638	763
Distillers grains	276	334
Total Ethanol revenues	914	1,097
Revenues	$31,759	$36,439

Total assets by reportable segment were as follows (in millions):

	March 31, 2024	December 31, 2023
Refining	$49,070	$49,031
Renewable Diesel	5,852	5,790
Ethanol	1,496	1,549
Corporate and eliminations	6,156	6,686
Total assets	$62,574	$63,056

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Decrease (increase) in current assets:
Receivables, net	$257	$2,381
Inventories	(356)	(641)
Prepaid expenses and other	86	(37)
Increase (decrease) in current liabilities:
Accounts payable	(130)	(2,269)
Accrued expenses	(163)	(61)
Taxes other than income taxes payable	(102)	(23)
Income taxes payable	248	116
Changes in current assets and current liabilities	$(160)	$(534)

Changes in current assets and current liabilities for the three months ended March 31, 2024 were primarily due to the following:

•The decrease in receivables was primarily due to a decrease in refined petroleum product sales volumes in March 2024 compared to December 2023, partially offset by an increase in related prices; and

•The increase in inventories was due to an increase in inventory volumes valued at higher unit prices in March 2024 compared to December 2023.

Changes in current assets and current liabilities for the three months ended March 31, 2023 were primarily due to the following:

•The decrease in receivables was primarily due to a decrease in refined petroleum product sales volumes in March 2023 compared to December 2022;

•The increase in inventories was due to an increase in inventory volumes valued at higher unit prices in March 2023 compared to December 2022; and

•The decrease in accounts payable was due to a decrease in crude oil and other feedstock volumes purchased combined with a decrease in related prices in March 2023 compared to December 2022.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Interest paid in excess of amount capitalized, including interest on finance leases	$100	$82
Income taxes paid, net	103	616

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$124	$29	$102	$27
Financing cash flows	—	56	—	49
Changes in lease balances resulting from new and modified leases	153	186	67	47
Noncash financing activities for the three months ended March 31, 2024 included the conversion by IEnova of $457 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals, as described in Note 4. There were no other significant noncash investing and financing activities during the three months ended March 31, 2024, except as noted in the table above.

There were no significant noncash investing and financing activities during the three months ended March 31, 2023, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2024 and December 31, 2023.

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

	March 31, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$936	$—	$—	$936	$(904)	$(5)	$27	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	82	—	4	86	n/a	n/a	86	n/a
Investments in AFS debt securities	33	64	—	97	n/a	n/a	97	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$1,053	$65	$4	$1,122	$(904)	$(5)	$213

Liabilities
Commodity derivative contracts	$975	$—	$—	$975	$(904)	$(71)	$—	$(137)
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Blending program obligations	—	41	—	41	n/a	n/a	41	n/a
Total	$975	$43	$—	$1,018	$(904)	$(71)	$43

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$803	$—	$—	$803	$(642)	$(66)	$95	$—
Investments of certain benefit plans	76	—	4	80	n/a	n/a	80	n/a
Investments in AFS debt securities	36	75	—	111	n/a	n/a	111	n/a
Total	$915	$75	$4	$994	$(642)	$(66)	$286

Liabilities
Commodity derivative contracts	$643	$—	$—	$643	$(642)	$(1)	$—	$(67)
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Blending program obligations	—	58	—	58	n/a	n/a	58	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$650	$64	$—	$714	$(642)	$(1)	$71

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
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three months ended March 31, 2024 and 2023.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

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

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,461	$8,300	$9,218	$9,109

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2024, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

Notional Contract Volumes by Year of Maturity
2024
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	3,041
Futures – short	7,290

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	157,473
Futures – short	166,013
Options – long	400
Options – short	400
Corn:
Futures – long	43,330
Futures – short	60,110
Physical contracts – long	15,514

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2024, we had foreign currency contracts to purchase $615 million of U.S. dollars. Of these commitments, $405 million matured on or before April 19, 2024 and the remaining $210 million will mature by April 29, 2024.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $204 million and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$413 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are reflected in cost of materials and other.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of March 31, 2024 and December 31, 2023 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2024		December 31, 2023
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$29	$36	$141	$34

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$907	$939	$662	$609
Physical purchase contracts	Inventories	1	2	—	6
Foreign currency contracts	Receivables, net	2	—	—	—
Foreign currency contracts	Accrued expenses	—	—	—	7
Total		$910	$941	$662	$622

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2024	2023
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$(60)	$95
Gain reclassified from accumulated other comprehensive loss into income	Revenues	24	38

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, cash flow hedges primarily related to forecasted sales of renewable diesel. As of March 31, 2024, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2024 and 2023 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2024	2023
Commodity contracts	Revenues	$(4)	$(7)
Commodity contracts	Cost of materials and other	—	83
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	1
Foreign currency contracts	Cost of materials and other	15	(3)

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

These forward-looking statements include, among other things, statements regarding:

•the effect, impact, potential duration or timing, or other implications of global geopolitical and other conflicts and tensions, and government and other responses thereto;
•future Refining segment margins, including gasoline and distillate margins, and differentials;
•future Renewable Diesel segment margins;
•future Ethanol segment margins;
•expectations regarding feedstock costs, including crude oil differentials, product prices for each of our segments, transportation costs, and operating expenses;
•anticipated levels of crude oil and liquid transportation fuel inventories, storage capacity, and production;
•expectations with respect to third-party refining, logistics, and low-carbon fuels projects and operations, and the effect and implications thereof on industry and market dynamics;
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
•expectations regarding environmental, tax, and other regulatory matters, including SBx 1-2 and the matters discussed under “PART II, ITEM 1. LEGAL PROCEEDINGS,” the anticipated amounts and timing of payment with respect to our deferred tax liabilities, unrecognized tax benefits, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated effect thereof on our business, financial condition, results of operations, and liquidity;
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
•expectations regarding adoptions of new, or changes to existing Renewable and Low-Carbon Fuel Programs, blending and tax credits, or efficiency standards that impact demand for renewable fuels; and
•expectations regarding our low-carbon fuels strategy, publicly announced greenhouse gas (GHG) emissions reduction/displacement targets and ambitions, and our current, former, and any future low-carbon projects.

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

•the risk that any transactions or capital decisions may not provide the anticipated benefits or may result in unforeseen detriments;
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
•delay of, cancellation of, or failure to implement planned capital or other strategic projects and realize the various assumptions and benefits projected for such projects or cost overruns in executing such planned projects;
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
•the costs, disruption, and diversion of resources associated with lawsuits, proceedings, demands, or investigations, or campaigns and negative publicity commenced by government authorities, investors, stakeholders, or other interested parties;
•overall economic conditions, including the stability and liquidity of financial markets, and the effect thereof on consumer demand; and
•other factors generally described in the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2023.

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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (c) beginning on page 41 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 46 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 45, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the first quarter of 2024 were favorably impacted by the continued strong worldwide demand for petroleum-based transportation fuels, while the worldwide supply of those products remained constrained. This global supply and demand imbalance contributed to strong refining margins for the first quarter of 2024.

The strong demand for our products and continued strength in refining margins were the primary contributors to us reporting $1.2 billion of net income attributable to Valero stockholders for the first quarter of 2024. Our operating results, including operating results by segment, are described in the following summary under “First Quarter Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 34.

Our operations generated $1.8 billion of cash during the first quarter of 2024. This cash, along with cash on hand, was used to make $661 million of capital investments in our business and return $1.4 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we reduced our outstanding debt during the first quarter of 2024 through the repayment of the $167 million outstanding principal balance of our 1.200 percent Senior Notes that matured on March 15, 2024. As a result of this and other activity, our cash and cash equivalents decreased by $507 million, from $5.4 billion as of December 31, 2023 to $4.9 billion as of March 31, 2024. We had $10.0 billion in liquidity as of March 31, 2024. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 43.

First Quarter Results
For the first quarter of 2024, we reported net income attributable to Valero stockholders of $1.2 billion compared to $3.1 billion for the first quarter of 2023. The decrease of $1.8 billion was primarily due to a decrease in operating income of $2.4 billion, partially offset by a decrease in income tax expense of $527 million. The details of our operating income and adjusted operating income by segment and in total are reflected on the following page (in millions). Adjusted operating income excludes the adjustment reflected in the tables in note (c) beginning on page 41.

	Three Months Ended March 31,
	2024	2023	Change
Refining segment:
Operating income	$1,745	$4,057	$(2,312)
Adjusted operating income	1,750	4,067	(2,317)
Renewable Diesel segment:
Operating income	190	205	(15)
Ethanol segment:
Operating income	10	39	(29)
Adjusted operating income	39	39	—
Total company:
Operating income	1,679	4,043	(2,364)
Adjusted operating income	1,713	4,053	(2,340)

While our operating income decreased by $2.4 billion in the first quarter of 2024 compared to the first quarter of 2023, adjusted operating income decreased by $2.3 billion primarily due to a $2.3 billion decrease in Refining segment adjusted operating income. This decrease in Refining segment adjusted operating income was primarily due to lower gasoline and distillate (primarily diesel) margins, a decline in crude oil and other feedstock differentials, and a decrease in throughput volumes, partially offset by lower operating expenses (excluding depreciation and amortization expense).

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based products market worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Condensed Notes to Consolidated Financial Statements or other political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of 2024.

•Gasoline and diesel demand have returned to pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve and is approaching pre-pandemic levels in the U.S.

•Combined light product (gasoline, diesel, and jet fuel) inventories in the U.S. and Europe remain below historical levels reflecting tight petroleum-based product balances, which should support continued high utilization of refining capacity.

•Crude oil differentials have increased, consistent with typical seasonal patterns; however, continued sour crude oil production cuts by OPEC+ suppliers, the start-up of the Trans Mountain Pipeline expansion, and the return to high utilization of refining capacity following industry-wide refinery maintenance activity in the first quarter of 2024 may lead to a decline in such differentials. In addition, potential sanctions adjustments related to Iran, Russia, and Venezuela, the Russia-Ukraine conflict, and conflict in the Middle East, including impacts on shipping routes and freight costs, could result in increased volatility in the crude oil market and potentially impact crude oil differentials.

•Renewable diesel demand is expected to remain consistent with current levels.
•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (c) beginning on page 41, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 40 through 43.

First Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$30,143	$702	$914	$—	$31,759
Intersegment revenues	2	709	190	(901)	—
Total revenues	30,145	1,411	1,104	(901)	31,759
Cost of sales:
Cost of materials and other	26,611	1,066	909	(904)	27,682
Operating expenses (excluding depreciation and amortization expense reflected below)	1,184	90	137	—	1,411
Depreciation and amortization expense	600	65	19	(1)	683
Total cost of sales	28,395	1,221	1,065	(905)	29,776
Other operating expenses	5	—	29	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	258	258
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,745	$190	$10	$(266)	1,679
Other income, net					144
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					1,683
Income tax expense					353
Net income					1,330
Less: Net income attributable to noncontrolling interests					85
Net income attributable to Valero Energy Corporation stockholders					$1,245

First Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$34,407	$935	$1,097	$—	$36,439
Intersegment revenues	3	745	223	(971)	—
Total revenues	34,410	1,680	1,320	(971)	36,439
Cost of sales:
Cost of materials and other	28,510	1,331	1,131	(967)	30,005
Operating expenses (excluding depreciation and amortization expense reflected below)	1,261	86	130	—	1,477
Depreciation and amortization expense	572	58	20	—	650
Total cost of sales	30,343	1,475	1,281	(967)	32,132
Other operating expenses	10	—	—	—	10
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	244	244
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$4,057	$205	$39	$(258)	4,043
Other income, net (a)					129
Interest and debt expense, net of capitalized interest					(146)
Income before income tax expense					4,026
Income tax expense					880
Net income					3,146
Less: Net income attributable to noncontrolling interests					79
Net income attributable to Valero Energy Corporation stockholders					$3,067

First Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2024	2023
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$81.83	$82.20
Brent less West Texas Intermediate (WTI) crude oil	4.76	6.09
Brent less WTI Houston crude oil	2.93	4.29
Brent less Dated Brent crude oil	(1.38)	0.92
Brent less Argus Sour Crude Index crude oil	4.96	8.41
Brent less Maya crude oil	12.29	19.39
Brent less Western Canadian Select Houston crude oil	11.58	17.36
WTI crude oil	77.07	76.11

Natural gas (dollars per million British Thermal Units)	1.79	2.25

Renewable volume obligation (RVO) (dollars per barrel) (b)	3.68	8.20

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	8.13	10.03
Ultra-low-sulfur (ULS) diesel less Brent	24.61	30.27
Propylene less Brent (not RVO adjusted)	(47.26)	(42.21)
U.S. Mid-Continent:
CBOB gasoline less WTI	9.11	17.70
ULS diesel less WTI	22.92	34.10
North Atlantic:
CBOB gasoline less Brent	8.85	11.32
ULS diesel less Brent	28.21	33.30
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending 87 gasoline less Brent	19.94	24.71
California Air Resources Board diesel less Brent	26.60	31.83

First Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended March 31,
	2024	2023
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.71	$2.93
Biodiesel RIN (dollars per RIN)	0.58	1.63
California LCFS carbon credit (dollars per metric ton)	63.55	65.68
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.40	0.62
USGC distillers corn oil (dollars per pound)	0.48	0.63
USGC fancy bleachable tallow (dollars per pound)	0.41	0.60

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.35	6.60
New York Harbor ethanol (dollars per gallon)	1.64	2.30

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2024	2023	Change
Revenues	$31,759	$36,439	$(4,680)
Cost of sales	29,776	32,132	(2,356)
Operating income	1,679	4,043	(2,364)
Adjusted operating income (see note (c))	1,713	4,053	(2,340)
Income tax expense	353	880	(527)

Revenues decreased by $4.7 billion in the first quarter of 2024 compared to the first quarter of 2023 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $2.4 billion primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $2.4 billion decrease in operating income, from $4.0 billion in the first quarter of 2023 to $1.7 billion in the first quarter of 2024.

Adjusted operating income decreased by $2.3 billion, from $4.1 billion in the first quarter of 2023 to $1.7 billion in the first quarter of 2024. The components of this $2.3 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense decreased by $527 million in the first quarter of 2024 compared to the first quarter of 2023 primarily as a result of a decrease in income before income tax expense.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2024	2023	Change
Operating income	$1,745	$4,057	$(2,312)
Adjusted operating income (see note (c))	1,750	4,067	(2,317)

Refining margin (see note (c))	3,534	5,900	(2,366)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,184	1,261	(77)
Depreciation and amortization expense	600	572	28

Throughput volumes (thousand barrels per day) (see note (d))	2,760	2,930	(170)

Refining segment operating income decreased by $2.3 billion in the first quarter of 2024 compared to the first quarter of 2023. Refining segment adjusted operating income, which excludes the adjustment in the table in note (c), also decreased by $2.3 billion in the first quarter of 2024 compared to the first quarter of 2023. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $2.4 billion in the first quarter of 2024 compared to the first quarter of 2023.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 36 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first quarter of 2024 compared to the first quarter of 2023.

The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $705 million.
◦A decrease in gasoline margins had an unfavorable impact of approximately $577 million.
◦A decline in crude oil differentials had an unfavorable impact of approximately $275 million.
◦A decrease in throughput volumes of 170,000 barrels per day had an unfavorable impact of approximately $218 million.
◦A decline in other feedstock differentials had an unfavorable impact of approximately $131 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $77 million primarily due to a decrease in energy costs (primarily natural gas).
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2024	2023	Change
Operating income	$190	$205	$(15)

Renewable Diesel margin (see note (c))	345	349	(4)
Operating expenses (excluding depreciation and amortization expense reflected below)	90	86	4
Depreciation and amortization expense	65	58	7

Sales volumes (thousand gallons per day) (see note (d))	3,729	2,988	741

Renewable Diesel segment operating income decreased by $15 million in the first quarter of 2024 compared to the first quarter of 2023 due to a decrease in Renewable Diesel segment margin of $4 million and a net increase in operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense of $11 million.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 37 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first quarter of 2024 compared to the first quarter of 2023.
The decrease in Renewable Diesel segment margin was primarily due to the following:

•A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $900 million.
•A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $779 million.
•An increase in sales volumes of 741,000 gallons per day had a favorable impact of approximately $120 million. The higher sales volumes were due to the impact of additional volumes from the DGD Port Arthur plant, which started up in the fourth quarter of 2022 and was in the process of ramping up production rates in the first quarter of 2023.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2024	2023	Change
Operating income	$10	$39	$(29)
Adjusted operating income (see note (c))	39	39	—

Ethanol margin (see note (c))	195	189	6
Operating expenses (excluding depreciation and amortization expense reflected below)	137	130	7
Depreciation and amortization expense	19	20	(1)

Production volumes (thousand gallons per day) (see note (d))	4,466	4,183	283

Ethanol segment operating income decreased by $29 million in the first quarter of 2024 compared to the first quarter of 2023; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (c), was the same for the first quarter of 2024 and the first quarter of 2023. While there was an increase in Ethanol segment margin of $6 million, it was offset by a net increase in operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense of $6 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 37 reflects market reference prices that we believe impacted our Ethanol segment margin in the first quarter of 2024 compared to the first quarter of 2023.

The increase in Ethanol segment margin was primarily due to the following:

•Lower corn prices had a favorable impact of approximately $314 million.
•An increase in production volumes of 283,000 gallons per day had a favorable impact of approximately $10 million.
•Lower ethanol prices had an unfavorable impact of approximately $240 million.
•Lower prices for the co-products that we produce, primarily dry distillers grains and inedible distillers corn oils, had an unfavorable impact of approximately $78 million.
________________________
The following notes relate to references on pages 34 through 40.

(a)“Other income, net” includes a net gain of $11 million in the three months ended March 31, 2023 related to the early retirement of $199 million aggregate principal amount of various series of our senior notes.

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of Refining operating income to Refining margin
Refining operating income	$1,745	$4,057
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	1,184	1,261
Depreciation and amortization expense	600	572
Other operating expenses	5	10
Refining margin	$3,534	$5,900
◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$190	$205
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	90	86
Depreciation and amortization expense	65	58
Renewable Diesel margin	$345	$349

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$10	$39
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	137	130
Depreciation and amortization expense	19	20
Other operating expenses	29	—
Ethanol margin	$195	$189
◦Adjusted Refining operating income is defined as Refining segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$1,745	$4,057
Adjustment: Other operating expenses	5	10
Adjusted Refining operating income	$1,750	$4,067

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2024	2023
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$10	$39
Adjustment: Other operating expenses	29	—
Adjusted Ethanol operating income	$39	$39

◦Adjusted operating income is defined as total company operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2024	2023
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$1,679	$4,043
Adjustment: Other operating expenses	34	10
Adjusted operating income	$1,713	$4,053

(d)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of March 31, 2024 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,997
Accounts receivable sales facility	1,300
Total available capacity	5,297
Cash and cash equivalents (b)	4,712
Total liquidity	$10,009
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $205 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in):
Operating activities	$1,846	$3,170
Investing activities	(637)	(549)
Financing activities:
Debt borrowings	1,370	914
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(1,725)	(1,156)
Return to stockholders:
Purchases of common stock for treasury	(1,023)	(1,451)
Common stock dividend payments	(356)	(379)
Return to stockholders	(1,379)	(1,830)
Other financing activities	90	74
Financing activities	(1,644)	(1,998)
Effect of foreign exchange rate changes on cash	(72)	36
Net increase (decrease) in cash and cash equivalents	$(507)	$659
Cash Flows for the Three Months Ended March 31, 2024
In the first quarter of 2024, we used the $1.8 billion of cash generated by our operations, $1.4 billion in debt borrowings, and $507 million of cash on hand to make $637 million of investments in our business, repay $1.7 billion of debt and finance lease obligations, and return $1.4 billion to our stockholders through purchases of our common stock for treasury and dividend payments. The debt borrowings and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $1.8 billion of cash in the first quarter of 2024, driven primarily by net income of $1.3 billion and noncash charges to income of $676 million, partially offset by an unfavorable change in working capital of $160 million. Noncash charges primarily included $695 million of depreciation and amortization expense, partially offset by a $69 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $637 million primarily consisted of $661 million in capital investments, as defined on the following page under “Capital Investments,” of which $78 million related to capital investments made by DGD.

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

Our investing activities of $549 million primarily consisted of $524 million in capital investments, of which $114 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of March 31, 2024 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are comprised of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows as shown on page 5. Capital investments exclude acquisitions, if any.

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

As previously disclosed, in January 2023, we announced that DGD approved a large-scale sustainable aviation fuel (SAF)1 project. We recently announced that the SAF project is progressing ahead of schedule and is now expected to be operational in the fourth quarter of 2024, with a total cost of $315 million, half of which is attributable to Valero.

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
1 DGD expects to produce synthetic paraffinic kerosene (SPK), a renewable blending component, using the Hydrotreated Esters and Fatty Acids (HEFA) process. SPK is also commonly referred to as “SAF” or “neat SAF.” Current aviation regulations allow SPK to be blended up to 50 percent with conventional jet fuel for use in an aircraft. This blend is commonly referred to as “SAF” or “blended SAF.” This document refers to both SPK and blended SAF as SAF.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$128	$175
Capital expenditures of VIEs:
DGD	69	90
Other VIEs	3	—
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	452	235
Deferred turnaround and catalyst cost expenditures of DGD	9	24
Capital investments	661	524
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(39)	(57)
Capital expenditures of other VIEs	(3)	—
Capital investments attributable to Valero	$619	$467

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023, we expect to incur approximately $2.0 billion for capital investments attributable to Valero during 2024. Approximately $1.6 billion of the expected capital investments attributable to Valero are for sustaining the business and the balance towards growth strategies, of which approximately half is allocated to expanding our low-carbon businesses.

Contractual Obligations
As of March 31, 2024, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the three months ended March 31, 2024, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2024.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the three months ended March 31, 2024, we purchased for treasury 6,633,843 of our shares for a total cost of $1.0 billion. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of March 31, 2024, we had $1.2 billion remaining available for purchase under the September 2023 Program. On February 22, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2023 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2023, we plan to contribute $113 million to our pension plans and $22 million to our other postretirement benefit plans during 2024. No significant contributions were made during the three months ended March 31, 2024.

Cash Held by Our Foreign Subsidiaries
As of March 31, 2024, $3.7 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes to the critical accounting policies that involve critical accounting estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2023.
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

	March 31, 2024 (a)
	Expected Maturity Dates
	Remainder of 2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$—	$441	$672	$564	$1,047	$5,374	$8,098	$7,862
Average interest rate	—%	3.2%	4.2%	2.2%	4.4%	5.5%	4.9%
Floating rate	$438	$—	$—	$—	$—	$—	$438	$438
Average interest rate	8.7%	—%	—%	—%	—%	—%	8.7%

	December 31, 2023 (a)
	Expected Maturity Dates
	2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$167	$441	$672	$564	$1,047	$5,374	$8,265	$8,079
Average interest rate	1.2%	3.2%	4.2%	2.2%	4.4%	5.5%	4.8%
Floating rate	$1,030	$—	$—	$—	$—	$—	$1,030	$1,030
Average interest rate	8.7%	—%	—%	—%	—%	—%	8.7%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2023. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2024, there were no new proceedings required to be disclosed in this item under SEC regulations and no material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2023. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings is required in this item. We believe any such proceedings less than this threshold are not material to our business and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 2024	174,213	$131.81	78,500	$2.2 billion
February 2024	2,073,624	$141.34	2,013,851	$4.4 billion
March 2024	4,386,006	$161.11	4,382,888	$3.7 billion
Total	6,633,843	$154.16	6,475,239	$3.7 billion
________________________
(a)The shares reported in this column include 158,604 shares related to our purchases of shares from our employees (including former employees) and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On September 15, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of March 31, 2024, we had $1.2 billion remaining available for purchase under the September 2023 Program. On February 22, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2023 Program.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

22.01	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
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
Date: April 25, 2024