Form 10-Q
period 2024-06-30
VALERO ENERGY CORP/TX
filed 2024-07-25
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 19, 2024 was 320,380,489.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,246	$5,424
Receivables, net	13,145	12,525
Inventories	8,028	7,583
Prepaid expenses and other	696	689
Total current assets	27,115	26,221
Property, plant, and equipment, at cost	52,074	51,668
Accumulated depreciation	(22,305)	(21,459)
Property, plant, and equipment, net	29,769	30,209
Deferred charges and other assets, net	6,731	6,626
Total assets	$63,615	$63,056
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$995	$1,406
Accounts payable	14,565	12,567
Accrued expenses	1,065	1,240
Taxes other than income taxes payable	1,490	1,452
Income taxes payable	203	137
Total current liabilities	18,318	16,802
Debt and finance lease obligations, less current portion	9,746	10,118
Deferred income tax liabilities	5,224	5,349
Other long-term liabilities	2,077	2,263
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,929	6,901
Treasury stock, at cost; 353,118,736 and 340,199,677 common shares	(27,373)	(25,322)
Retained earnings	47,052	45,630
Accumulated other comprehensive loss	(1,172)	(870)
Total Valero Energy Corporation stockholders’ equity	25,443	26,346
Noncontrolling interests	2,807	2,178
Total equity	28,250	28,524
Total liabilities and equity	$63,615	$63,056

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues (a)	$34,490	$34,509	$66,249	$70,948
Cost of sales:
Cost of materials and other	30,943	29,430	58,625	59,435
Operating expenses (excluding depreciation and amortization expense reflected below)	1,424	1,440	2,835	2,917
Depreciation and amortization expense	684	658	1,367	1,308
Total cost of sales	33,051	31,528	62,827	63,660
Other operating expenses	3	2	37	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	203	209	461	453
Depreciation and amortization expense	12	11	24	21
Operating income	1,221	2,759	2,900	6,802
Other income, net	122	106	266	235
Interest and debt expense, net of capitalized interest	(140)	(148)	(280)	(294)
Income before income tax expense	1,203	2,717	2,886	6,743
Income tax expense	277	595	630	1,475
Net income	926	2,122	2,256	5,268
Less: Net income attributable to noncontrolling interests	46	178	131	257
Net income attributable to Valero Energy Corporation stockholders	$880	$1,944	$2,125	$5,011

Earnings per common share	$2.71	$5.41	$6.47	$13.75
Weighted-average common shares outstanding (in millions)	324	358	327	363

Earnings per common share – assuming dilution	$2.71	$5.40	$6.47	$13.74
Weighted-average common shares outstanding – assuming dilution (in millions)	324	358	327	363
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,456	$1,449	$2,843	$2,871

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$926	$2,122	$2,256	$5,268
Other comprehensive income (loss):
Foreign currency translation adjustment	(111)	257	(264)	391
Net loss on pension and other postretirement benefits	(5)	(6)	(11)	(13)
Net gain (loss) on cash flow hedges	(8)	(47)	(92)	10
Other comprehensive income (loss) before income tax benefit	(124)	204	(367)	388
Income tax benefit related to items of other comprehensive income (loss)	(3)	(6)	(18)	(5)
Other comprehensive income (loss)	(121)	210	(349)	393
Comprehensive income	805	2,332	1,907	5,661
Less: Comprehensive income attributable to noncontrolling interests	42	154	84	262
Comprehensive income attributable to Valero Energy Corporation stockholders	$763	$2,178	$1,823	$5,399

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2024	$7	$6,916	$(26,330)	$46,519	$(1,055)	$26,057	$2,767	$28,824
Net income	—	—	—	880	—	880	46	926
Dividends on common stock ($1.07 per share)	—	—	—	(347)	—	(347)	—	(347)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Purchases of common stock for treasury	—	—	(1,043)	—	—	(1,043)	—	(1,043)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(117)	(117)	(4)	(121)
Balance as of June 30, 2024	$7	$6,929	$(27,373)	$47,052	$(1,172)	$25,443	$2,807	$28,250

Balance as of March 31, 2023	$7	$6,877	$(21,637)	$40,935	$(1,205)	$24,977	$2,090	$27,067
Net income	—	—	—	1,944	—	1,944	178	2,122
Dividends on common stock ($1.02 per share)	—	—	—	(367)	—	(367)	—	(367)
Stock-based compensation expense	—	14	—	—	—	14	—	14
Transactions in connection with stock-based compensation plans	—	(2)	2	—	—	—	—	—
Purchases of common stock for treasury	—	—	(951)	—	—	(951)	—	(951)
Distributions to noncontrolling interests	—	—	—	—	—	—	(101)	(101)
Other comprehensive income (loss)	—	—	—	—	234	234	(24)	210
Balance as of June 30, 2023	$7	$6,889	$(22,586)	$42,512	$(971)	$25,851	$2,143	$27,994

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2023	$7	$6,901	$(25,322)	$45,630	$(870)	$26,346	$2,178	$28,524
Net income	—	—	—	2,125	—	2,125	131	2,256
Dividends on common stock ($2.14 per share)	—	—	—	(703)	—	(703)	—	(703)
Stock-based compensation expense	—	52	—	—	—	52	—	52
Transactions in connection with stock-based compensation plans	—	(24)	25	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,076)	—	—	(2,076)	—	(2,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Conversion of IEnova Revolver debt to equity (see Notes 4 and 6)	—	—	—	—	—	—	457	457
Other comprehensive loss	—	—	—	—	(302)	(302)	(47)	(349)
Balance as of June 30, 2024	$7	$6,929	$(27,373)	$47,052	$(1,172)	$25,443	$2,807	$28,250

Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468
Net income	—	—	—	5,011	—	5,011	257	5,268
Dividends on common stock ($2.04 per share)	—	—	—	(746)	—	(746)	—	(746)
Stock-based compensation expense	—	53	—	—	—	53	—	53
Transactions in connection with stock-based compensation plans	—	(27)	28	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,417)	—	—	(2,417)	—	(2,417)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(101)	(101)
Other comprehensive income	—	—	—	—	388	388	5	393
Balance as of June 30, 2023	$7	$6,889	$(22,586)	$42,512	$(971)	$25,851	$2,143	$27,994

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,256	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,391	1,329
Gain on early retirement of debt, net	—	(11)
Deferred income tax expense (benefit)	(100)	159
Changes in current assets and current liabilities	629	(1,728)
Changes in deferred charges and credits and other operating activities, net	142	(335)
Net cash provided by operating activities	4,318	4,682
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(247)	(311)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(142)	(122)
Other VIEs	(5)	(2)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(636)	(508)
Deferred turnaround and catalyst cost expenditures of DGD	(51)	(39)
Purchases of available-for-sale (AFS) debt securities	(14)	(354)
Proceeds from sales and maturities of AFS debt securities	68	251
Other investing activities, net	(2)	7
Net cash used in investing activities	(1,029)	(1,078)
Cash flows from financing activities:
Proceeds from debt borrowings (excluding VIEs)	2,850	1,450
Proceeds from debt borrowings of VIEs:
DGD	250	300
Other VIEs	23	54
Repayments of debt and finance lease obligations (excluding VIEs)	(3,117)	(1,726)
Repayments of debt and finance lease obligations of VIEs:
DGD	(513)	(386)
Other VIEs	(13)	(41)
Premiums paid on early retirement of debt	—	(5)
Purchases of common stock for treasury	(2,056)	(2,393)
Common stock dividend payments	(703)	(746)
Contributions from noncontrolling interests	90	75
Distributions to noncontrolling interests	(2)	(101)
Other financing activities, net	—	(1)
Net cash used in financing activities	(3,191)	(3,520)
Effect of foreign exchange rate changes on cash	(108)	129
Net increase (decrease) in cash, cash equivalents, and restricted cash	(10)	213
Cash and cash equivalents at beginning of period	5,424	4,862
Cash, cash equivalents, and restricted cash at end of period (a)	$5,414	$5,075
_____________________________
(a)Restricted cash is included in prepaid expenses and other in our balance sheets.

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

In September 2023, Governor Newsom directed the CEC to immediately begin the regulatory processes concerning the potential imposition of a penalty for exceeding a max margin and the timing of refinery turnarounds and maintenance. Consequently, in October 2023, the CEC adopted an order instituting an informational proceeding on a max margin and penalty under SBx 1-2, as well as an order initiating rulemaking activity under SBx 1-2. The CEC indicated in a November 2023 workshop that the latter rulemaking process will be focused on rules relating to the timing of refinery maintenance and turnarounds, as well as the standardization of data collection and reporting. The workshops subsequently announced by the CEC regarding the management of refinery maintenance and turnarounds have since been canceled, and it remains uncertain as to whether and when they will be rescheduled. In May 2024, however, the CEC issued resolutions adopting emergency regulations implementing new and expanded refining margin, refinery maintenance, and marine import reporting requirements, all of which became

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
effective in June 2024. It remains uncertain as to what extent any regulations will address the remaining reporting requirements under SBx 1-2.

SBx 1-2 also requires that certain California agencies prepare specified reports and assessments, including that the CEC prepare and publish a Transportation Fuels Assessment. In April 2024, the CEC published a draft Transportation Fuels Assessment, which among other things, proposes various policy options intended to mitigate gasoline price spikes in California, including polices designed to reduce the demand for gasoline, encourage fuel conservation, and allow more active participation and management of the petroleum industry supply chain by the State. The Transportation Fuels Assessment has not yet been published in final form, and it remains uncertain whether and when the State will pursue any of the policy options proposed therein.

We continue to review and analyze the provisions of SBx 1-2 and the possible impacts to our refining and marketing operations in California. While the CEC has not yet established a max margin, imposed a financial penalty for profits above a max margin, imposed restrictions on turnaround and maintenance activities, or finalized any of the policy options proposed in its draft Transportation Fuels Assessment, the potential implementation of a financial penalty or of any restrictions or delays on our ability to undertake turnaround or maintenance activities or of other undeveloped policy options creates uncertainty due to the potential adverse effects on us. Any adverse effects on our operations or financial performance in California could indicate that the carrying value of our assets in California is not recoverable, which would result in an impairment loss that could be material. In addition, if the circumstances that trigger an impairment loss result in a reduction in the estimated useful lives of the assets, we may be required to recognize an asset retirement obligation that could be material. Other jurisdictions are contemplating similarly focused legislation or actions.

The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments on our financial condition, results of operations, and liquidity. Consequently, we are evaluating strategic alternatives for our operations in California. As a result, we performed an impairment analysis and determined that the carrying value of these assets was recoverable as of June 30, 2024. Future developments from our evaluation of strategic alternatives could significantly impact our asset impairment assumptions and result in an impairment loss that could be material.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Refinery feedstocks	$2,036	$2,223
Refined petroleum products and blendstocks	4,307	3,790
Renewable diesel feedstocks and products	1,024	913
Ethanol feedstocks and products	307	313
Materials and supplies	354	344
Inventories	$8,028	$7,583

As of June 30, 2024 and December 31, 2023, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $5.3 billion and $4.4 billion, respectively. Our non-LIFO inventories accounted for $1.5 billion of our total inventories as of June 30, 2024 and December 31, 2023.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			June 30, 2024
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	November 2027	$—	$2	$3,998
Accounts receivable sales facility (b)	1,300	July 2024	—	n/a	1,300
Committed facilities of VIEs (c):
DGD Revolver (d)	400	June 2026	—	112	288
DGD Loan Agreement (e)	100	June 2026	—	n/a	100
IEnova Revolver (f)	830	February 2028	329	n/a	501
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	—	n/a
________________________
(a)Letters of credit issued as of June 30, 2024 expire at various times in 2024 through 2026.
(b)In July 2024, we extended the maturity date of this facility to July 2025.
(c)Creditors of the VIEs do not have recourse against us.
(d)The variable interest rate on the unsecured revolving credit facility with a syndicate of financial institutions (the DGD Revolver) was 7.201 percent as of December 31, 2023.
(e)The amounts shown for DGD’s unsecured revolving loan agreement with its members (the DGD Loan Agreement) represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation.
(f)Central Mexico Terminals (defined in Note 6) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 6). During the three months ended March 31, 2024, IEnova converted $457 million of outstanding borrowings under this facility to additional equity in Central Mexico Terminals, which resulted in an increase in the noncontrolling interest related to IEnova. The variable interest rate on the IEnova Revolver was 9.152 percent and 9.245 percent as of June 30, 2024 and December 31, 2023, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings and repayments under our credit facilities were as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Borrowings:
Accounts receivable sales facility	$2,850	$1,450
DGD Revolver	150	300
DGD Loan Agreement	100	—
IEnova Revolver	23	54
Repayments:
Accounts receivable sales facility	(2,850)	(1,450)
DGD Revolver	(400)	(350)
DGD Loan Agreement	(100)	(25)
IEnova Revolver	—	(38)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and debt expense	$146	$151	$293	$303
Less: Capitalized interest	6	3	13	9
Interest and debt expense, net of capitalized interest	$140	$148	$280	$294

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. During the three and six months ended June 30, 2024, we purchased for treasury 6,622,185 shares and 13,256,028 shares, respectively. During the three and six months ended June 30, 2023, we purchased for treasury 8,421,452 shares and 19,414,793 shares, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Announcement Date	Total Cost Authorized	Remaining Available for Purchase as of June 30, 2024
September 2023 Program	September 15, 2023	$2,500	$145
February 2024 Program	February 22, 2024	2,500	2,500
Common Stock Dividends
On July 18, 2024, our Board declared a quarterly cash dividend of $1.07 per common share payable on September 3, 2024 to holders of record at the close of business on August 1, 2024.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2024				2023
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(883)	$(167)	$(5)	$(1,055)	$(1,031)	$(188)	$14	$(1,205)
Other comprehensive income (loss) before reclassifications	(110)	—	8	(102)	257	—	12	269
Amounts reclassified from accumulated other comprehensive loss	—	(3)	(12)	(15)	—	(6)	(30)	(36)
Effect of exchange rates	—	—	—	—	—	1	—	1
Other comprehensive income (loss)	(110)	(3)	(4)	(117)	257	(5)	(18)	234
Balance as of end of period	$(993)	$(170)	$(9)	$(1,172)	$(774)	$(193)	$(4)	$(971)

	Six Months Ended June 30,
	2024				2023
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(735)	$(162)	$27	$(870)	$(1,168)	$(183)	$(8)	$(1,359)
Other comprehensive income (loss) before reclassifications	(258)	—	(15)	(273)	394	—	49	443
Amounts reclassified from accumulated other comprehensive loss	—	(7)	(21)	(28)	—	(13)	(45)	(58)
Effect of exchange rates	—	(1)	—	(1)	—	3	—	3
Other comprehensive income (loss)	(258)	(8)	(36)	(302)	394	(10)	4	388
Balance as of end of period	$(993)	$(170)	$(9)	$(1,172)	$(774)	$(193)	$(4)	$(971)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2024, the significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates two plants that process waste and renewable feedstocks (predominantly animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils) into renewable diesel and renewable naphtha; and

•Central Mexico Terminals, a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.P.I. de C.V. (IEnova), which is a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
June 30, 2024
Assets
Cash and cash equivalents	$400	$—	$16	$416
Other current assets	1,369	9	47	1,425
Property, plant, and equipment, net	3,823	656	69	4,548
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$384	$357	$2	$743
Debt and finance lease obligations, less current portion	656	—	—	656

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2023
Assets
Cash and cash equivalents	$237	$—	$23	$260
Other current assets	1,520	11	46	1,577
Property, plant, and equipment, net	3,772	665	75	4,512
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$616	$808	$19	$1,443
Debt and finance lease obligations, less current portion	669	—	—	669

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2024	2023	2024	2023
Three months ended June 30
Service cost	$28	$28	$1	$1
Interest cost	32	30	3	3
Expected return on plan assets	(54)	(51)	—	—
Amortization of:
Net actuarial gain	(2)	(1)	(1)	(2)
Prior service credit	(2)	(4)	—	(1)
Net periodic benefit cost	$2	$2	$3	$1

Six months ended June 30
Service cost	$56	$56	$2	$2
Interest cost	63	60	6	6
Expected return on plan assets	(107)	(101)	—	—
Amortization of:
Net actuarial gain	(3)	(3)	(2)	(3)
Prior service credit	(5)	(9)	—	(2)
Net periodic benefit cost	$4	$3	$6	$3

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per common share:
Net income attributable to Valero stockholders	$880	$1,944	$2,125	$5,011
Less: Income allocated to participating securities	3	6	6	16
Net income available to common stockholders	$877	$1,938	$2,119	$4,995

Weighted-average common shares outstanding	324	358	327	363

Earnings per common share	$2.71	$5.41	$6.47	$13.75

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$880	$1,944	$2,125	$5,011
Less: Income allocated to participating securities	3	6	6	16
Net income available to common stockholders	$877	$1,938	$2,119	$4,995

Weighted-average common shares outstanding	324	358	327	363
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	324	358	327	363

Earnings per common share – assuming dilution	$2.71	$5.40	$6.47	$13.74

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan (OSIP) or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options. For the three and six months ended June 30, 2024 and 2023, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	June 30, 2024	December 31, 2023
Receivables from contracts with customers, included in receivables, net	$6,821	$7,209
Contract liabilities, included in accrued expenses	33	40

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2024, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

The following tables reflect information about our operating income, including a reconciliation to our consolidated income before income tax expense, by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2024
Revenues:
Revenues from external customers	$33,044	$554	$892	$—	$34,490
Intersegment revenues	3	630	229	(862)	—
Total revenues	33,047	1,184	1,121	(862)	34,490
Cost of sales:
Cost of materials and other (a)	29,995	930	874	(856)	30,943
Operating expenses (excluding depreciation and amortization expense reflected below)	1,219	80	125	—	1,424
Depreciation and amortization expense	604	62	19	(1)	684
Total cost of sales	31,818	1,072	1,018	(857)	33,051
Other operating expenses	5	—	(2)	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	203	203
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,224	$112	$105	$(220)	1,221
Other income, net					122
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					$1,203
________________________
See note (a) on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2023
Revenues:
Revenues from external customers	$31,996	$1,296	$1,217	$—	$34,509
Intersegment revenues	(3)	950	257	(1,204)	—
Total revenues	31,993	2,246	1,474	(1,204)	34,509
Cost of sales:
Cost of materials and other (a)	27,773	1,643	1,199	(1,185)	29,430
Operating expenses (excluding depreciation and amortization expense reflected below)	1,205	104	128	3	1,440
Depreciation and amortization expense	582	59	19	(2)	658
Total cost of sales	29,560	1,806	1,346	(1,184)	31,528
Other operating expenses	1	—	1	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$2,432	$440	$127	$(240)	2,759
Other income, net					106
Interest and debt expense, net of capitalized interest					(148)
Income before income tax expense					$2,717
________________________
See note (a) on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2024
Revenues:
Revenues from external customers	$63,187	$1,256	$1,806	$—	$66,249
Intersegment revenues	5	1,339	419	(1,763)	—
Total revenues	63,192	2,595	2,225	(1,763)	66,249
Cost of sales:
Cost of materials and other (a)	56,606	1,996	1,783	(1,760)	58,625
Operating expenses (excluding depreciation and amortization expense reflected below)	2,403	170	262	—	2,835
Depreciation and amortization expense	1,204	127	38	(2)	1,367
Total cost of sales	60,213	2,293	2,083	(1,762)	62,827
Other operating expenses	10	—	27	—	37
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	461	461
Depreciation and amortization expense	—	—	—	24	24
Operating income by segment	$2,969	$302	$115	$(486)	2,900
Other income, net					266
Interest and debt expense, net of capitalized interest					(280)
Income before income tax expense					$2,886
________________________
See note (a) on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2023
Revenues:
Revenues from external customers	$66,403	$2,231	$2,314	$—	$70,948
Intersegment revenues	—	1,695	480	(2,175)	—
Total revenues	66,403	3,926	2,794	(2,175)	70,948
Cost of sales:
Cost of materials and other (a)	56,283	2,974	2,330	(2,152)	59,435
Operating expenses (excluding depreciation and amortization expense reflected below)	2,466	190	258	3	2,917
Depreciation and amortization expense	1,154	117	39	(2)	1,308
Total cost of sales	59,903	3,281	2,627	(2,151)	63,660
Other operating expenses	11	—	1	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	453	453
Depreciation and amortization expense	—	—	—	21	21
Operating income by segment	$6,489	$645	$166	$(498)	6,802
Other income, net					235
Interest and debt expense, net of capitalized interest					(294)
Income before income tax expense					$6,743
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $308 million and $388 million for the three months ended June 30, 2024 and 2023, respectively, and $639 million and $634 million for the six months ended June 30, 2024 and 2023, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Refining:
Gasolines and blendstocks	$15,517	$15,229	$28,643	$30,277
Distillates	14,303	13,992	28,431	30,830
Other product revenues	3,224	2,775	6,113	5,296
Total Refining revenues	33,044	31,996	63,187	66,403
Renewable Diesel:
Renewable diesel	540	1,249	1,219	2,125
Renewable naphtha	14	47	37	106
Total Renewable Diesel revenues	554	1,296	1,256	2,231
Ethanol:
Ethanol	662	898	1,300	1,661
Distillers grains	230	319	506	653
Total Ethanol revenues	892	1,217	1,806	2,314
Revenues	$34,490	$34,509	$66,249	$70,948

Total assets by reportable segment were as follows (in millions):

	June 30, 2024	December 31, 2023
Refining	$49,871	$49,031
Renewable Diesel	5,941	5,790
Ethanol	1,514	1,549
Corporate and eliminations	6,289	6,686
Total assets	$63,615	$63,056

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Decrease (increase) in current assets:
Receivables, net	$(801)	$1,225
Inventories	(503)	(73)
Prepaid expenses and other	218	(55)
Increase (decrease) in current liabilities:
Accounts payable	2,021	(1,909)
Accrued expenses	(215)	(128)
Taxes other than income taxes payable	17	(136)
Income taxes payable	(108)	(652)
Changes in current assets and current liabilities	$629	$(1,728)

Changes in current assets and current liabilities for the six months ended June 30, 2024 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product sales volumes in June 2024 compared to December 2023; and

•The increase in inventories was due to an increase in inventory volumes valued at higher unit prices in June 2024 compared to December 2023; and
•The increase in accounts payable was due to an increase in crude oil and other feedstock volumes purchased combined with an increase in related prices in June 2024 compared to December 2023.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Interest paid in excess of amount capitalized, including interest on finance leases	$283	$273
Income taxes paid, net	659	2,410

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$250	$58	$206	$54
Financing cash flows	—	113	—	107
Changes in lease balances resulting from new and modified leases	276	194	237	48
Noncash financing activities for the six months ended June 30, 2024 included the conversion by IEnova of $457 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals, as described in Note 4. There were no other significant noncash investing and financing activities during the six months ended June 30, 2024, except as noted in the table above.

There were no significant noncash investing and financing activities during the six months ended June 30, 2023, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2024 and December 31, 2023.

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

	June 30, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$695	$—	$—	$695	$(664)	$(1)	$30	$—
Investments of certain benefit plans	83	—	4	87	n/a	n/a	87	n/a
Investments in AFS debt securities	8	18	—	26	n/a	n/a	26	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$787	$18	$4	$809	$(664)	$(1)	$144

Liabilities
Commodity derivative contracts	$705	$—	$—	$705	$(664)	$(41)	$—	$(109)
Physical purchase contracts	—	11	—	11	n/a	n/a	11	n/a
Blending program obligations	—	22	—	22	n/a	n/a	22	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$706	$33	$—	$739	$(664)	$(41)	$34

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$803	$—	$—	$803	$(642)	$(66)	$95	$—
Investments of certain benefit plans	76	—	4	80	n/a	n/a	80	n/a
Investments in AFS debt securities	36	75	—	111	n/a	n/a	111	n/a
Total	$915	$75	$4	$994	$(642)	$(66)	$286

Liabilities
Commodity derivative contracts	$643	$—	$—	$643	$(642)	$(1)	$—	$(67)
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Blending program obligations	—	58	—	58	n/a	n/a	58	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$650	$64	$—	$714	$(642)	$(1)	$71

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
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and six months ended June 30, 2024 and 2023.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash, investments in AFS debt securities, receivables, payables, debt obligations, operating and finance lease obligations, commodity derivative contracts, and foreign currency contracts. The estimated fair values of cash and cash equivalents, restricted cash, receivables, payables, and operating and finance lease obligations approximate their carrying amounts; the carrying value and fair value of debt is shown in the table below (in millions).

		June 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,353	$8,096	$9,218	$9,109

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
We are exposed to market risks related to the volatility in the price of feedstocks (primarily crude oil, waste and renewable feedstocks, and corn); the products we produce; and natural gas and electricity used in our operations. To reduce the impact of price volatility on our results of operations and cash flows, we use commodity derivative instruments, such as futures and options. Our positions in commodity derivative instruments are monitored and managed on a daily basis by our risk control group to ensure compliance with our stated risk management policy that is periodically reviewed with our Board and/or relevant Board committee.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2024, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2024	2025
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	4,209	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	120,247	4,206
Futures – short	121,193	2,026
Options – long	550	—
Options – short	550	—
Corn:
Futures – long	93,865	155
Futures – short	115,970	3,885
Physical contracts – long	21,078	3,778

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2024, we had foreign currency contracts to purchase $765 million of U.S. dollars. Of these commitments, $580 million matured on or before July 22, 2024 and the remaining $185 million will mature by July 30, 2024.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $173 million and $387 million for the three months ended June 30, 2024 and 2023, respectively, and $377 million and

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$800 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are reflected in cost of materials and other.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of June 30, 2024 and December 31, 2023 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2024		December 31, 2023
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$23	$15	$141	$34

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$672	$690	$662	$609
Physical purchase contracts	Inventories	—	11	—	6
Foreign currency contracts	Receivables, net	1	—	—	—
Foreign currency contracts	Accrued expenses	—	1	—	7
Total		$673	$702	$662	$622

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$22	$31	$(38)	$126
Gain reclassified from accumulated other comprehensive loss into income	Revenues	30	78	54	116

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024 and 2023, cash flow hedges primarily related to forecasted sales of renewable diesel. As of June 30, 2024, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2024 and 2023 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Commodity contracts	Revenues	$(3)	$(10)	$(7)	$(17)
Commodity contracts	Cost of materials and other	(57)	91	(57)	174
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	—	—	1
Foreign currency contracts	Cost of materials and other	4	(17)	19	(20)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q, including without limitation our disclosures below under “OVERVIEW AND OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “scheduled,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “ambition,” “could,” “would,” “should,” “may,” “strive,” “seek,” “potential,” “opportunity,” “aimed,” “considering,” “continue,” “evaluate,” and similar expressions.

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
•expectations regarding environmental, tax, and other regulatory matters, including the matters discussed in Note 2 of Condensed Notes to Consolidated Financial Statements and under “PART II, ITEM 1. LEGAL PROCEEDINGS,” the anticipated amounts and timing of payment with respect to our deferred tax liabilities, unrecognized tax benefits, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated effect thereof on our business, financial condition, results of operations, and liquidity;
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

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves, current and potential counterparties, our industry, and the global economy and financial markets generally. We caution that these statements are not guarantees of future performance or results and involve known and unknown risks and uncertainties, the ultimate outcomes of which we cannot predict with certainty. In addition, we based many of these forward-looking statements on assumptions about future events, the ultimate outcomes of which we cannot predict with certainty and which may prove to be inaccurate. Accordingly, actual performance or results may differ materially from the future performance or results that we have expressed, suggested, or forecast in the forward-looking statements. Differences between actual performance or results and any future performance or results expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:

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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (c) beginning on page 56 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 61 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 60, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the second quarter and first six months of 2024 were favorably impacted by the continued strong worldwide demand for petroleum-based transportation fuels, while the worldwide supply of those products remained constrained. This global supply and demand imbalance contributed to strong refining margins for the first six months of 2024.

The strong demand for our products and continued strength in refining margins were the primary contributors to us reporting $880 million and $2.1 billion of net income attributable to Valero stockholders for the second quarter of 2024 and the first six months of 2024, respectively. Our operating results, including operating results by segment, are described in the following summary under “Second Quarter Results” and “First Six Months Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 42.

Our operations generated $4.3 billion of cash during the first six months of 2024. This cash, along with cash on hand, was used to make $1.1 billion of capital investments in our business and return $2.8 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we reduced our outstanding debt during the first six months of 2024 through the repayment of the $167 million outstanding principal balance of our 1.200 percent Senior Notes that matured in March 2024. As a result of this and other activity, our cash, cash equivalents, and restricted cash decreased by $10 million during the first six months of 2024 to $5.4 billion as of June 30, 2024. We had $10.1 billion in liquidity as of June 30, 2024. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 58.

Second Quarter Results
For the second quarter of 2024, we reported net income attributable to Valero stockholders of $880 million compared to $1.9 billion for the second quarter of 2023. The decrease of $1.1 billion was primarily due to a decrease in operating income of $1.5 billion, partially offset by a decrease in income tax expense of $318 million. The details of our operating income and adjusted operating income by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustment reflected in the tables in note (c) beginning on page 56.

	Three Months Ended June 30,
	2024	2023	Change
Refining segment:
Operating income	$1,224	$2,432	$(1,208)
Adjusted operating income	1,229	2,433	(1,204)
Renewable Diesel segment:
Operating income	112	440	(328)
Ethanol segment:
Operating income	105	127	(22)
Adjusted operating income	103	128	(25)
Total company:
Operating income	1,221	2,759	(1,538)
Adjusted operating income	1,224	2,761	(1,537)

While our operating income decreased by $1.5 billion in the second quarter of 2024 compared to the second quarter of 2023, adjusted operating income also decreased by $1.5 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $1.2 billion primarily due to lower gasoline and distillate (primarily diesel) margins and a decline in crude oil differentials.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $328 million primarily due to a lower product prices (primarily renewable diesel) and a decrease in sales volumes, partially offset by lower feedstock costs.

•Ethanol segment. Ethanol segment adjusted operating income decreased by $25 million primarily due to lower ethanol and corn related co-product prices, partially offset by lower corn prices.

First Six Months Results
For the first six months of 2024, we reported net income attributable to Valero stockholders of $2.1 billion compared to $5.0 billion for the first six months of 2023. The decrease of $2.9 billion was primarily due to a decrease in operating income of $3.9 billion, partially offset by a decrease in income tax expense of $845 million. The details of our operating income and adjusted operating income by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustment reflected in the tables in note (c) beginning on page 56.

	Six Months Ended June 30,
	2024	2023	Change
Refining segment:
Operating income	$2,969	$6,489	$(3,520)
Adjusted operating income	2,979	6,500	(3,521)
Renewable Diesel segment:
Operating income	302	645	(343)
Ethanol segment:
Operating income	115	166	(51)
Adjusted operating income	142	167	(25)
Total company:
Operating income	2,900	6,802	(3,902)
Adjusted operating income	2,937	6,814	(3,877)

While our operating income decreased by $3.9 billion in the first six months of 2024 compared to the first six months of 2023, adjusted operating income also decreased by $3.9 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $3.5 billion primarily due to lower margins for gasoline, distillate (primarily diesel), and other products; a decline in crude oil differentials; and a decrease in throughput volumes.

•Renewable Diesel segment. Renewable Diesel operating income decreased by $343 million primarily due to lower product prices (primarily renewable diesel), partially offset by lower feedstock costs.

•Ethanol segment. Ethanol segment adjusted operating income decreased by $25 million primarily due to lower ethanol and corn related co-product prices, partially offset by lower corn prices and an increase in production volumes.

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based products market worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Condensed Notes to Consolidated Financial Statements or other political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of 2024.

•Gasoline and diesel demand have returned to pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve and is approaching pre-pandemic levels in the U.S.

•Combined light product (gasoline, diesel, and jet fuel) inventories in the U.S. and Europe remain below historical levels reflecting tight petroleum-based product balances.

•Crude oil differentials are expected to remain relatively stable as increased availability of sour crude oils from Latin America are expected to offset the impact of extended production cuts by OPEC+ suppliers and the start-up of the Trans Mountain Pipeline extension. However, potential sanction adjustments related to Iran, Russia, and Venezuela, the Russia-Ukraine conflict, and conflict in the Middle East, including impacts on shipping routes and freight costs, could result in increased volatility in the crude oil market and potentially impact crude oil differentials.
•Renewable diesel demand is expected to remain consistent with current levels.
•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (c) beginning on page 56, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 55 through 58.

Second Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$33,044	$554	$892	$—	$34,490
Intersegment revenues	3	630	229	(862)	—
Total revenues	33,047	1,184	1,121	(862)	34,490
Cost of sales:
Cost of materials and other	29,995	930	874	(856)	30,943
Operating expenses (excluding depreciation and amortization expense reflected below)	1,219	80	125	—	1,424
Depreciation and amortization expense	604	62	19	(1)	684
Total cost of sales	31,818	1,072	1,018	(857)	33,051
Other operating expenses	5	—	(2)	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	203	203
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,224	$112	$105	$(220)	1,221
Other income, net					122
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					1,203
Income tax expense					277
Net income					926
Less: Net income attributable to noncontrolling interests					46
Net income attributable to Valero Energy Corporation stockholders					$880

Second Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$31,996	$1,296	$1,217	$—	$34,509
Intersegment revenues	(3)	950	257	(1,204)	—
Total revenues	31,993	2,246	1,474	(1,204)	34,509
Cost of sales:
Cost of materials and other	27,773	1,643	1,199	(1,185)	29,430
Operating expenses (excluding depreciation and amortization expense reflected below)	1,205	104	128	3	1,440
Depreciation and amortization expense	582	59	19	(2)	658
Total cost of sales	29,560	1,806	1,346	(1,184)	31,528
Other operating expenses	1	—	1	—	2
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	209	209
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$2,432	$440	$127	$(240)	2,759
Other income, net					106
Interest and debt expense, net of capitalized interest					(148)
Income before income tax expense					2,717
Income tax expense					595
Net income					2,122
Less: Net income attributable to noncontrolling interests					178
Net income attributable to Valero Energy Corporation stockholders					$1,944

Second Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended June 30,
	2024	2023
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$84.96	$77.98
Brent less West Texas Intermediate (WTI) crude oil	4.22	4.22
Brent less WTI Houston crude oil	2.73	3.07
Brent less Dated Brent crude oil	0.09	(0.45)
Brent less Argus Sour Crude Index (ASCI) crude oil	3.90	4.74
Brent less Maya crude oil	11.49	14.31
Brent less Western Canadian Select (WCS) Houston crude oil	11.14	9.23
WTI crude oil	80.74	73.76

Natural gas (dollars per million British Thermal Units (MMBTu))	1.74	2.00

Renewable volume obligation (RVO) (dollars per barrel) (b)	3.39	7.69

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	7.95	12.98
Ultra-low-sulfur (ULS) diesel less Brent	14.12	14.64
Propylene less Brent (not RVO adjusted)	(45.72)	(38.78)
U.S. Mid-Continent:
CBOB gasoline less WTI	13.28	23.60
ULS diesel less WTI	17.17	25.16
North Atlantic:
CBOB gasoline less Brent	16.22	22.63
ULS diesel less Brent	16.27	17.36
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less Brent	31.88	30.63
California Air Resources Board (CARB) diesel less Brent	18.12	14.80

Second Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended June 30,
	2024	2023
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.51	$2.44
Biodiesel RIN (dollars per RIN)	0.51	1.51
California LCFS carbon credit (dollars per metric ton)	51.29	80.81
U.S. Gulf Coast (USGC) used cooking oil (UCO) (dollars per pound)	0.42	0.57
USGC distillers corn oil (DCO) (dollars per pound)	0.46	0.60
USGC fancy bleachable tallow (Tallow) (dollars per pound)	0.43	0.57

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.43	6.27
New York Harbor ethanol (dollars per gallon)	1.90	2.56

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the second quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2024	2023	Change
Revenues	$34,490	$34,509	$(19)
Cost of sales	33,051	31,528	1,523
Operating income	1,221	2,759	(1,538)
Adjusted operating income (see note (c))	1,224	2,761	(1,537)
Income tax expense	277	595	(318)
Net income attributable to noncontrolling interests	46	178	(132)

While revenues decreased by $19 million in the second quarter of 2024 compared to the second quarter of 2023, cost of sales increased by $1.5 billion primarily due to increases in crude oil and other feedstock costs. These changes resulted in a $1.5 billion decrease in operating income, from $2.8 billion in the second quarter of 2023 to $1.2 billion in the second quarter of 2024.

Adjusted operating income also decreased by $1.5 billion, from $2.8 billion in the second quarter of 2023 to $1.2 billion in the second quarter of 2024. The components of this $1.5 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense decreased by $318 million in the second quarter of 2024 compared to the second quarter of 2023 primarily as a result of a decrease in income before income tax expense.

Net income attributable to noncontrolling interests decreased by $132 million in the second quarter of 2024 compared to the second quarter of 2023 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to

Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis beginning on page 47.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the second quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2024	2023	Change
Operating income	$1,224	$2,432	$(1,208)
Adjusted operating income (see note (c))	1,229	2,433	(1,204)

Refining margin (see note (c))	3,052	4,220	(1,168)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,219	1,205	14
Depreciation and amortization expense	604	582	22

Throughput volumes (thousand barrels per day) (see note (d))	3,010	2,969	41

Refining segment operating income decreased by $1.2 billion in the second quarter of 2024 compared to the second quarter of 2023. Refining segment adjusted operating income, which excludes the adjustment in the table in note (c), also decreased by $1.2 billion in the second quarter of 2024 compared to the second quarter of 2023 primarily due to a decrease in Refining segment margin of $1.2 billion.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 44 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the second quarter of 2024 compared to the second quarter of 2023.

The decrease in Refining segment margin was primarily due to the following:

•A decrease in gasoline margins had an unfavorable impact of approximately $684 million.
•A decline in crude oil differentials had an unfavorable impact of approximately $235 million.
•A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $195 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the second quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2024	2023	Change
Operating income	$112	$440	$(328)

Renewable Diesel margin (see note (c))	254	603	(349)
Operating expenses (excluding depreciation and amortization expense reflected below)	80	104	(24)
Depreciation and amortization expense	62	59	3

Sales volumes (thousand gallons per day) (see note (d))	3,492	4,400	(908)

Renewable Diesel segment operating income decreased by $328 million in the second quarter of 2024 compared to the second quarter of 2023 primarily due to a decrease in Renewable Diesel segment margin of $349 million.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 45 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the second quarter of 2024 compared to the second quarter of 2023.
The decrease in Renewable Diesel segment margin was primarily due to the following:

•A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $413 million.
•A decrease in sales volumes of 908,000 gallons per day had an unfavorable impact of approximately $132 million. The decrease in sales volumes was primarily due to planned maintenance activities during the second quarter of 2024.

•A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $214 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the second quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2024	2023	Change
Operating income	$105	$127	$(22)
Adjusted operating income (see note (c))	103	128	(25)

Ethanol margin (see note (c))	247	275	(28)
Operating expenses (excluding depreciation and amortization expense reflected below)	125	128	(3)
Depreciation and amortization expense	19	19	—

Production volumes (thousand gallons per day) (see note (d))	4,474	4,443	31

Ethanol segment operating income decreased by $22 million in the second quarter of 2024 compared to the second quarter of 2023; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (c), decreased by $25 million in the second quarter of 2024 compared to the second quarter of 2023 primarily due to a decrease in Ethanol segment margin of $28 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 45 reflects market reference prices that we believe impacted our Ethanol segment margin in the second quarter of 2024 compared to the second quarter of 2023.

The decrease in Ethanol segment margin was primarily due to the following:

•A decrease in ethanol prices had an unfavorable impact of approximately $259 million.
•A decrease in prices for the co-products that we produce, primarily dry distillers grains (DDGs) and inedible DCOs, had an unfavorable impact of approximately $81 million.
•A decrease in corn prices had a favorable impact of approximately $311 million.

First Six Months Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$63,187	$1,256	$1,806	$—	$66,249
Intersegment revenues	5	1,339	419	(1,763)	—
Total revenues	63,192	2,595	2,225	(1,763)	66,249
Cost of sales:
Cost of materials and other	56,606	1,996	1,783	(1,760)	58,625
Operating expenses (excluding depreciation and amortization expense reflected below)	2,403	170	262	—	2,835
Depreciation and amortization expense	1,204	127	38	(2)	1,367
Total cost of sales	60,213	2,293	2,083	(1,762)	62,827
Other operating expenses	10	—	27	—	37
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	461	461
Depreciation and amortization expense	—	—	—	24	24
Operating income by segment	$2,969	$302	$115	$(486)	2,900
Other income, net					266
Interest and debt expense, net of capitalized interest					(280)
Income before income tax expense					2,886
Income tax expense					630
Net income					2,256
Less: Net income attributable to noncontrolling interests					131
Net income attributable to Valero Energy Corporation stockholders					$2,125

First Six Months Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$66,403	$2,231	$2,314	$—	$70,948
Intersegment revenues	—	1,695	480	(2,175)	—
Total revenues	66,403	3,926	2,794	(2,175)	70,948
Cost of sales:
Cost of materials and other	56,283	2,974	2,330	(2,152)	59,435
Operating expenses (excluding depreciation and amortization expense reflected below)	2,466	190	258	3	2,917
Depreciation and amortization expense	1,154	117	39	(2)	1,308
Total cost of sales	59,903	3,281	2,627	(2,151)	63,660
Other operating expenses	11	—	1	—	12
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	453	453
Depreciation and amortization expense	—	—	—	21	21
Operating income by segment	$6,489	$645	$166	$(498)	6,802
Other income, net (a)					235
Interest and debt expense, net of capitalized interest					(294)
Income before income tax expense					6,743
Income tax expense					1,475
Net income					5,268
Less: Net income attributable to noncontrolling interests					257
Net income attributable to Valero Energy Corporation stockholders					$5,011

First Six Months Results -
Average Market Reference Prices and Differentials

	Six Months Ended June 30,
	2024	2023
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$83.40	$80.09
Brent less WTI crude oil	4.49	5.16
Brent less WTI Houston crude oil	2.83	3.68
Brent less Dated Brent crude oil	(0.65)	0.24
Brent less ASCI crude oil	4.43	6.58
Brent less Maya crude oil	11.89	16.85
Brent less WCS Houston crude oil	11.36	13.30
WTI crude oil	78.91	74.94

Natural gas (dollars per MMBtu)	1.77	2.13

RVO (dollars per barrel) (b)	3.54	7.95

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	8.04	11.51
ULS diesel less Brent	19.37	22.46
Propylene less Brent (not RVO adjusted)	(46.49)	(40.50)
U.S. Mid-Continent:
CBOB gasoline less WTI	11.20	20.65
ULS diesel less WTI	20.05	29.63
North Atlantic:
CBOB gasoline less Brent	12.54	16.98
ULS diesel less Brent	22.24	25.33
U.S. West Coast:
CARBOB 87 gasoline less Brent	25.91	27.67
CARB diesel less Brent	22.36	23.32

First Six Months Results -
Average Market Reference Prices and Differentials (continued)

	Six Months Ended June 30,
	2024	2023
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.61	$2.69
Biodiesel RIN (dollars per RIN)	0.55	1.57
California LCFS carbon credit (dollars per metric ton)	57.42	73.25
USGC UCO (dollars per pound)	0.41	0.60
USGC DCO (dollars per pound)	0.47	0.62
USGC Tallow (dollars per pound)	0.42	0.59

Ethanol
CBOT corn (dollars per bushel)	4.39	6.44
New York Harbor ethanol (dollars per gallon)	1.77	2.43

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first six months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2024	2023	Change
Revenues	$66,249	$70,948	$(4,699)
Cost of sales	62,827	63,660	(833)
Operating income	2,900	6,802	(3,902)
Adjusted operating income (see note (c))	2,937	6,814	(3,877)
Income tax expense	630	1,475	(845)
Net income attributable to noncontrolling interests	131	257	(126)

Revenues decreased by $4.7 billion in the first six months of 2024 compared to the first six months of 2023 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $833 million primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $3.9 billion decrease in operating income, from $6.8 billion in the first six months of 2023 to $2.9 billion in the first six months of 2024.

Adjusted operating income also decreased by $3.9 billion, from $6.8 billion in the first six months of 2023 to $2.9 billion in the first six months of 2024. The components of this $3.9 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.
Income tax expense decreased by $845 million in the first six months of 2024 compared to the first six months of 2023 primarily as a result of lower income before income tax expense.

Net income attributable to noncontrolling interests decreased by $126 million in the first six months of 2024 compared to the first six months of 2023 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis beginning on page 54.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first six months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2024	2023	Change
Operating income	$2,969	$6,489	$(3,520)
Adjusted operating income (see note (c))	2,979	6,500	(3,521)

Refining margin (see note (c))	6,586	10,120	(3,534)
Operating expenses (excluding depreciation and amortization expense reflected below)	2,403	2,466	(63)
Depreciation and amortization expense	1,204	1,154	50

Throughput volumes (thousand barrels per day) (see note (d))	2,885	2,950	(65)

Refining segment operating income decreased by $3.5 billion in the first six months of 2024 compared to the first six months of 2023. Refining segment adjusted operating income, which excludes the adjustment in the table in note (c), also decreased by $3.5 billion in the first six months of 2024 compared to the first six months of 2023 primarily due to a decrease in Refining segment margin of $3.5 billion.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 51 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first six months of 2024 compared to the first six months of 2023.
The decrease in Refining segment margin was primarily due to the following:

•A decrease in gasoline margins had an unfavorable impact of approximately $1.3 billion.
•A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $904 million.

•A decline in crude oil differentials had an unfavorable impact of approximately $510 million.

•A decrease in margins for other products had an unfavorable impact of approximately $215 million.

•A decrease in throughput volumes of 65,000 barrels per day had an unfavorable impact of approximately $148 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first six months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2024	2023	Change
Operating income	$302	$645	$(343)

Renewable Diesel margin (see note (c))	599	952	(353)
Operating expenses (excluding depreciation and amortization expense reflected below)	170	190	(20)
Depreciation and amortization expense	127	117	10

Sales volumes (thousand gallons per day) (see note (d))	3,610	3,698	(88)

Renewable Diesel segment operating income decreased by $343 million in the first six months of 2024 compared to the first six months of 2023 primarily due to a decrease in Renewable Diesel segment margin of $353 million.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 52 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first six months of 2024 compared to the first six months of 2023.

The decrease in Renewable Diesel segment margin was primarily due to the following:

•A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $1.2 billion.

•A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $852 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first six months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2024	2023	Change
Operating income	$115	$166	$(51)
Adjusted operating income (see note (c))	142	167	(25)

Ethanol margin (see note (c))	442	464	(22)
Operating expenses (excluding depreciation and amortization expense reflected below)	262	258	4
Depreciation and amortization expense	38	39	(1)

Production volumes (thousand gallons per day) (see note (d))	4,470	4,314	156

Ethanol segment operating income decreased by $51 million in the first six months of 2024 compared to the first six months of 2023; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (c), decreased by $25 million in the first six months of 2024 compared to the first six months of 2023 primarily due to a decrease in Ethanol segment margin of $22 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 52 reflects market reference prices that we believe impacted our Ethanol segment margin in the first six months of 2024 compared to the first six months of 2023.

The decrease in Ethanol segment margin was primarily due to the following:

•A decrease in ethanol prices had an unfavorable impact of approximately $503 million.

•A decrease in prices for the co-products that we produce, primarily DDGs and inedible DCOs, had an unfavorable impact of approximately $159 million.

•A decrease in corn prices had a favorable impact of approximately $626 million.
•An increase in production volumes of 156,000 gallons per day had a favorable impact of approximately $14 million.

________________________
The following notes relate to references on pages 42 through 55.

(a)“Other income, net” includes a net gain of $11 million in the six months ended June 30, 2023 related to the early retirement of $199 million aggregate principal amount of various series of our senior notes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Refining operating income to Refining margin
Refining operating income	$1,224	$2,432	$2,969	$6,489
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	1,219	1,205	2,403	2,466
Depreciation and amortization expense	604	582	1,204	1,154
Other operating expenses	5	1	10	11
Refining margin	$3,052	$4,220	$6,586	$10,120
◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$112	$440	$302	$645
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	80	104	170	190
Depreciation and amortization expense	62	59	127	117
Renewable Diesel margin	$254	$603	$599	$952

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$105	$127	$115	$166
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	125	128	262	258
Depreciation and amortization expense	19	19	38	39
Other operating expenses	(2)	1	27	1
Ethanol margin	$247	$275	$442	$464
◦Adjusted Refining operating income is defined as Refining segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$1,224	$2,432	$2,969	$6,489
Adjustment: Other operating expenses	5	1	10	11
Adjusted Refining operating income	$1,229	$2,433	$2,979	$6,500

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$105	$127	$115	$166
Adjustment: Other operating expenses	(2)	1	27	1
Adjusted Ethanol operating income	$103	$128	$142	$167

◦Adjusted operating income is defined as total company operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$1,221	$2,759	$2,900	$6,802
Adjustment: Other operating expenses	3	2	37	12
Adjusted operating income	$1,224	$2,761	$2,937	$6,814

(d)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of June 30, 2024 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	4,830
Total liquidity	$10,128
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $416 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$4,318	$4,682
Investing activities	(1,029)	(1,078)
Financing activities:
Debt borrowings	3,123	1,804
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(3,643)	(2,158)
Return to stockholders:
Purchases of common stock for treasury	(2,056)	(2,393)
Common stock dividend payments	(703)	(746)
Return to stockholders	(2,759)	(3,139)
Other financing activities	88	(27)
Financing activities	(3,191)	(3,520)
Effect of foreign exchange rate changes on cash	(108)	129
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(10)	$213
Cash Flows for the Six Months Ended June 30, 2024
In the first six months of 2024, we used the $4.3 billion of cash generated by our operations, $3.1 billion in debt borrowings, and $10 million of cash on hand to make $1.0 billion of investments in our business, repay $3.6 billion of debt and finance lease obligations, and return $2.8 billion to our stockholders through purchases of our common stock for treasury and dividend payments. The debt borrowings and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $4.3 billion of cash in the first six months of 2024, driven primarily by net income of $2.3 billion, noncash charges to income of $1.4 billion, and a positive change in working capital of $629 million. Noncash charges primarily included $1.4 billion of depreciation and amortization expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.0 billion primarily consisted of $1.1 billion in capital investments, as defined on the following page under “Capital Investments,” of which $193 million related to capital investments made by DGD.

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

Our investing activities of $1.1 billion primarily consisted of $982 million in capital investments, of which $161 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of June 30, 2024 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are composed of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows as shown on page 6. Capital investments exclude acquisitions, if any.
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

As previously disclosed, in January 2023, we announced that DGD approved a large-scale sustainable aviation fuel (SAF)1 project. The SAF project is expected to be operational in the fourth quarter of 2024, with a total cost of $315 million, half of which is attributable to Valero.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$247	$311
Capital expenditures of VIEs:
DGD	142	122
Other VIEs	5	2
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	636	508
Deferred turnaround and catalyst cost expenditures of DGD	51	39
Capital investments	1,081	982
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(97)	(80)
Capital expenditures of other VIEs	(5)	(2)
Capital investments attributable to Valero	$979	$900

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

Contractual Obligations
As of June 30, 2024, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the six months ended June 30, 2024, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2024.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the six months ended June 30, 2024, we purchased for treasury 13,256,028 of our shares for a total cost of $2.1 billion. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of June 30, 2024, we had $145 million and $2.5 billion remaining available for purchase under the September 2023 Program and February 2024 Program, respectively. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.
Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2023, we plan to contribute $113 million to our pension plans and $22 million to our other postretirement benefit plans during 2024. No significant contributions were made during the six months ended June 30, 2024.

Cash Held by Our Foreign Subsidiaries
As of June 30, 2024, $4.3 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

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

	June 30, 2024 (a)
	Expected Maturity Dates
	Remainder of 2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$—	$441	$672	$564	$1,047	$5,374	$8,098	$7,767
Average interest rate	—%	3.2%	4.2%	2.2%	4.4%	5.5%	4.9%
Floating rate	$329	$—	$—	$—	$—	$—	$329	$329
Average interest rate	9.2%	—%	—%	—%	—%	—%	9.2%

	December 31, 2023 (a)
	Expected Maturity Dates
	2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$167	$441	$672	$564	$1,047	$5,374	$8,265	$8,079
Average interest rate	1.2%	3.2%	4.2%	2.2%	4.4%	5.5%	4.8%
Floating rate	$1,030	$—	$—	$—	$—	$—	$1,030	$1,030
Average interest rate	8.7%	—%	—%	—%	—%	—%	8.7%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2023. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Environmental Enforcement Matters
We are reporting the following new proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment if a governmental authority is a party to such proceeding and we reasonably believe that such proceeding will result in monetary sanctions that exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceeding is required. We believe proceedings less than this threshold are not material to our business and financial condition.

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). On May 29, 2024, we received a Notice of Violation from the BAAQMD related to leak detection and repair violations at our Benicia Refinery. We are working with the BAAQMD to resolve this matter.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 2024	135,843	$161.50	134,500	$3.7 billion
May 2024	3,401,279	$158.42	3,394,404	$3.1 billion
June 2024	3,085,063	$152.97	3,083,204	$2.6 billion
Total	6,622,185	$155.94	6,612,108	$2.6 billion
________________________
(a)The shares reported in this column include 10,077 shares related to our purchases of shares from our employees (including former employees) and non-employee directors in connection with the exercise of stock options, the vesting of restricted stock, and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On September 15, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of June 30, 2024, we had $145 million remaining available for purchase under the September 2023 Program. On February 22, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2023 Program.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Date: July 25, 2024