Form 10-Q
period 2024-09-30
VALERO ENERGY CORP/TX
filed 2024-10-30
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 25, 2024 was 316,585,228.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,184	$5,424
Receivables, net	11,073	12,525
Inventories	7,048	7,583
Prepaid expenses and other	671	689
Total current assets	23,976	26,221
Property, plant, and equipment, at cost	52,424	51,668
Accumulated depreciation	(22,743)	(21,459)
Property, plant, and equipment, net	29,681	30,209
Deferred charges and other assets, net	6,725	6,626
Total assets	$60,382	$63,056
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,016	$1,406
Accounts payable	11,516	12,567
Accrued expenses	1,190	1,240
Taxes other than income taxes payable	1,400	1,452
Income taxes payable	176	137
Total current liabilities	15,298	16,802
Debt and finance lease obligations, less current portion	9,790	10,118
Deferred income tax liabilities	5,263	5,349
Other long-term liabilities	2,031	2,263
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,940	6,901
Treasury stock, at cost; 356,916,683 and 340,199,677 common shares	(27,938)	(25,322)
Retained earnings	47,074	45,630
Accumulated other comprehensive loss	(830)	(870)
Total Valero Energy Corporation stockholders’ equity	25,253	26,346
Noncontrolling interests	2,747	2,178
Total equity	28,000	28,524
Total liabilities and equity	$60,382	$63,056

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues (a)	$32,876	$38,404	$99,125	$109,352
Cost of sales:
Cost of materials and other	29,965	32,385	88,590	91,820
Operating expenses (excluding depreciation and amortization expense reflected below)	1,482	1,578	4,317	4,495
Depreciation and amortization expense	675	671	2,042	1,979
Total cost of sales	32,122	34,634	94,949	98,294
Other operating expenses	3	6	40	18
General and administrative expenses (excluding depreciation and amortization expense reflected below)	234	250	695	703
Depreciation and amortization expense	10	11	34	32
Operating income	507	3,503	3,407	10,305
Other income, net	123	122	389	357
Interest and debt expense, net of capitalized interest	(141)	(149)	(421)	(443)
Income before income tax expense	489	3,476	3,375	10,219
Income tax expense	96	813	726	2,288
Net income	393	2,663	2,649	7,931
Less: Net income attributable to noncontrolling interests	29	41	160	298
Net income attributable to Valero Energy Corporation stockholders	$364	$2,622	$2,489	$7,633

Earnings per common share	$1.14	$7.49	$7.66	$21.22
Weighted-average common shares outstanding (in millions)	318	349	324	359

Earnings per common share – assuming dilution	$1.14	$7.49	$7.66	$21.21
Weighted-average common shares outstanding – assuming dilution (in millions)	318	349	324	359
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,539	$1,468	$4,382	$4,339

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$393	$2,663	$2,649	$7,931
Other comprehensive income (loss):
Foreign currency translation adjustment	326	(314)	62	77
Net loss on pension and other postretirement benefits	—	(12)	(11)	(25)
Net gain (loss) on cash flow hedges	43	(78)	(49)	(68)
Other comprehensive income (loss) before income tax expense (benefit)	369	(404)	2	(16)
Income tax expense (benefit) related to items of other comprehensive income (loss)	5	(11)	(13)	(16)
Other comprehensive income (loss)	364	(393)	15	—
Comprehensive income	757	2,270	2,664	7,931
Less: Comprehensive income attributable to noncontrolling interests	51	2	135	264
Comprehensive income attributable to Valero Energy Corporation stockholders	$706	$2,268	$2,529	$7,667

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of June 30, 2024	$7	$6,929	$(27,373)	$47,052	$(1,172)	$25,443	$2,807	$28,250
Net income	—	—	—	364	—	364	29	393
Dividends on common stock ($1.07 per share)	—	—	—	(342)	—	(342)	—	(342)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Purchases of common stock for treasury	—	—	(565)	—	—	(565)	—	(565)
Distributions to noncontrolling interests	—	—	—	—	—	—	(111)	(111)
Other comprehensive income	—	—	—	—	342	342	22	364
Balance as of September 30, 2024	$7	$6,940	$(27,938)	$47,074	$(830)	$25,253	$2,747	$28,000

Balance as of June 30, 2023	$7	$6,889	$(22,586)	$42,512	$(971)	$25,851	$2,143	$27,994
Net income	—	—	—	2,622	—	2,622	41	2,663
Dividends on common stock ($1.02 per share)	—	—	—	(360)	—	(360)	—	(360)
Stock-based compensation expense	—	15	—	—	—	15	—	15
Transactions in connection with stock-based compensation plans	—	(4)	10	—	—	6	—	6
Purchases of common stock for treasury	—	—	(1,805)	—	—	(1,805)	—	(1,805)
Distributions to noncontrolling interests	—	—	—	—	—	—	(63)	(63)
Other comprehensive loss	—	—	—	—	(354)	(354)	(39)	(393)
Balance as of September 30, 2023	$7	$6,900	$(24,381)	$44,774	$(1,325)	$25,975	$2,082	$28,057

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2023	$7	$6,901	$(25,322)	$45,630	$(870)	$26,346	$2,178	$28,524
Net income	—	—	—	2,489	—	2,489	160	2,649
Dividends on common stock ($3.21 per share)	—	—	—	(1,045)	—	(1,045)	—	(1,045)
Stock-based compensation expense	—	63	—	—	—	63	—	63
Transactions in connection with stock-based compensation plans	—	(24)	25	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,641)	—	—	(2,641)	—	(2,641)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	—	—	—	(113)	(113)
Conversion of IEnova Revolver debt to equity (see Notes 4 and 6)	—	—	—	—	—	—	457	457
Other comprehensive income (loss)	—	—	—	—	40	40	(25)	15
Balance as of September 30, 2024	$7	$6,940	$(27,938)	$47,074	$(830)	$25,253	$2,747	$28,000

Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468
Net income	—	—	—	7,633	—	7,633	298	7,931
Dividends on common stock ($3.06 per share)	—	—	—	(1,106)	—	(1,106)	—	(1,106)
Stock-based compensation expense	—	68	—	—	—	68	—	68
Transactions in connection with stock-based compensation plans	—	(31)	38	—	—	7	—	7
Purchases of common stock for treasury	—	—	(4,222)	—	—	(4,222)	—	(4,222)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Other comprehensive income (loss)	—	—	—	—	34	34	(34)	—
Balance as of September 30, 2023	$7	$6,900	$(24,381)	$44,774	$(1,325)	$25,975	$2,082	$28,057

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$2,649	$7,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,076	2,011
Gain on early retirement of debt, net	—	(11)
Deferred income tax expense (benefit)	(78)	32
Changes in current assets and current liabilities	795	(1,695)
Changes in deferred charges and credits and other operating activities, net	171	(278)
Net cash provided by operating activities	5,613	7,990
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(399)	(468)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(198)	(183)
Other VIEs	(7)	(4)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(844)	(665)
Deferred turnaround and catalyst cost expenditures of DGD	(62)	(56)
Purchases of available-for-sale (AFS) debt securities	(17)	(237)
Proceeds from sales and maturities of AFS debt securities	79	220
Other investing activities, net	11	11
Net cash used in investing activities	(1,437)	(1,382)
Cash flows from financing activities:
Proceeds from debt borrowings (excluding VIEs)	5,200	1,750
Proceeds from debt borrowings of VIEs:
DGD	250	500
Other VIEs	23	86
Repayments of debt and finance lease obligations (excluding VIEs)	(5,521)	(2,071)
Repayments of debt and finance lease obligations of VIEs:
DGD	(519)	(474)
Other VIEs	(13)	(59)
Premiums paid on early retirement of debt	—	(5)
Purchases of common stock for treasury	(2,616)	(4,180)
Common stock dividend payments	(1,045)	(1,106)
Contributions from noncontrolling interests	90	75
Distributions to noncontrolling interests	(113)	(164)
Other financing activities, net	(1)	3
Net cash used in financing activities	(4,265)	(5,645)
Effect of foreign exchange rate changes on cash	19	6
Net increase (decrease) in cash, cash equivalents, and restricted cash	(70)	969
Cash and cash equivalents at beginning of period	5,424	4,862
Cash, cash equivalents, and restricted cash at end of period (a)	$5,354	$5,831
_____________________________
(a)Restricted cash is included in prepaid expenses and other in our consolidated balance sheets.

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

In September 2023, Governor Newsom directed the CEC to immediately begin the regulatory processes concerning the potential imposition of a penalty for exceeding a max margin and the timing of refinery turnarounds and maintenance. Consequently, in October 2023, the CEC adopted an order instituting an informational proceeding on a max margin and penalty under SBx 1-2, as well as an order initiating rulemaking activity under SBx 1-2. In May 2024, the CEC issued resolutions adopting emergency regulations implementing new and expanded refining margin, refinery maintenance, and marine import reporting requirements, all of which became effective in June 2024. It remains uncertain as to what extent any regulations will address the remaining reporting requirements under SBx 1-2. In September 2024, the CEC held a workshop to explore structures for determining a potential max margin and penalty; however, it remains uncertain whether and when the CEC will decide to set a max margin and penalty.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SBx 1-2 also requires that certain California agencies prepare specified reports and assessments, including that the CEC prepare and publish a Transportation Fuels Assessment. In August 2024, following the publication of two CEC staff reports and a joint workshop with the California Air Resources Board, the CEC published a final Commission Report on its Transportation Fuels Assessment, which among other things, proposes various policy options intended to mitigate gasoline price spikes in California, including polices designed to reduce the demand for gasoline, encourage fuel conservation, and allow more active participation and management of the petroleum industry supply chain by the State. It remains uncertain whether and when the State will pursue any of the policy options proposed therein.

In September 2024, Governor Newsom held a special legislative session to consider related legislation, Assembly Bill No. 1 (ABx 2-1), regarding minimum inventory requirements and the timing of refinery maintenance and turnarounds, which California adopted in October 2024. Among other matters, ABx 2-1 (i) authorizes the CEC to require that refiners maintain minimum levels of inventories of refined transportation fuels, including any feedstocks and blending components for those fuels, and (ii) provides certain requirements for CEC regulations governing the timing of refinery turnarounds and maintenance under existing SBx 1-2 authority, including that the refiner first make resupply plans or other arrangements to the satisfaction of the CEC’s executive director.

We continue to review and analyze the provisions of SBx 1-2 and related legislation, the possible impacts to our refining and marketing operations, and potential impacts on consumers in California. While the CEC has not yet established a max margin, imposed a financial penalty for profits above a max margin, imposed restrictions on turnaround and maintenance activities, imposed minimum inventory levels, or finalized any of the other policy options proposed in its Transportation Fuels Assessment, the potential implementation of a financial penalty, of any restrictions or delays on our ability to undertake turnaround or maintenance activities, of minimum inventory level requirements, or of other undeveloped policy options creates uncertainty due to the potential adverse effects on us. Any adverse effects on our operations or financial performance in California could indicate that the carrying value of our assets in California is not recoverable, which would result in an impairment loss that could be material. In addition, if the circumstances that trigger an impairment loss result in a reduction in the estimated useful lives of the assets, we may be required to recognize an asset retirement obligation that could be material. Other jurisdictions are contemplating similarly focused legislation or actions.

The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments on our financial condition, results of operations, and liquidity. Consequently, we have continued to evaluate strategic alternatives for our operations in California. As a result, we updated our impairment analysis and determined that the carrying value of these assets was recoverable as of September 30, 2024. Future developments from our evaluation of strategic alternatives could significantly impact our asset impairment assumptions and result in an impairment loss that could be material.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Refinery feedstocks	$1,317	$2,223
Refined petroleum products and blendstocks	3,976	3,790
Renewable diesel feedstocks and products	1,081	913
Ethanol feedstocks and products	313	313
Materials and supplies	361	344
Inventories	$7,048	$7,583

As of September 30, 2024 and December 31, 2023, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $3.8 billion and $4.4 billion, respectively. Our non-LIFO inventories accounted for $1.4 billion and $1.5 billion of our total inventories as of September 30, 2024 and December 31, 2023, respectively.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			September 30, 2024
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	November 2027	$—	$2	$3,998
Accounts receivable sales facility	1,300	July 2025	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver (c)	400	June 2026	—	60	340
DGD Loan Agreement (d)	100	June 2026	—	n/a	100
IEnova Revolver (e)	830	February 2028	329	n/a	501
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	95	n/a
________________________
(a)Letters of credit issued as of September 30, 2024 expire at various times in 2024 through 2026.
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
(e)Central Mexico Terminals (defined in Note 6) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 6). During the three months ended March 31, 2024, IEnova converted $457 million of outstanding borrowings under this facility to additional equity in Central Mexico Terminals, which resulted in an increase in the noncontrolling interest related to IEnova. The variable interest rate on the IEnova Revolver was 9.182 percent and 9.245 percent as of September 30, 2024 and December 31, 2023, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings and repayments under our credit facilities were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Borrowings:
Accounts receivable sales facility	$5,200	$1,750
DGD Revolver	150	500
DGD Loan Agreement	100	—
IEnova Revolver	23	86
Repayments:
Accounts receivable sales facility	(5,200)	(1,750)
DGD Revolver	(400)	(400)
DGD Loan Agreement	(100)	(25)
IEnova Revolver	—	(55)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and debt expense	$145	$153	$438	$456
Less: Capitalized interest	4	4	17	13
Interest and debt expense, net of capitalized interest	$141	$149	$421	$443

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. During the three and nine months ended September 30, 2024, we purchased for treasury 3,798,836 shares and 17,054,864 shares, respectively. During the three and nine months ended September 30, 2023, we purchased for treasury 12,805,162 shares and 32,219,955 shares, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Completion of Authorized Share Purchases	Remaining Available for Purchase as of September 30, 2024
September 2023 Program	September 15, 2023	$2,500	Third quarter of 2024	$—
February 2024 Program	February 22, 2024	2,500	n/a	2,080
September 2024 Program	September 19, 2024	2,500	n/a	2,500
Common Stock Dividends
On October 29, 2024, our Board declared a quarterly cash dividend of $1.07 per common share payable on December 20, 2024 to holders of record at the close of business on November 20, 2024.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2024				2023
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(993)	$(170)	$(9)	$(1,172)	$(774)	$(193)	$(4)	$(971)
Other comprehensive income (loss) before reclassifications	326	—	33	359	(315)	—	(77)	(392)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	(16)	(21)	—	(7)	47	40
Effect of exchange rates	—	4	—	4	—	(2)	—	(2)
Other comprehensive income (loss)	326	(1)	17	342	(315)	(9)	(30)	(354)
Balance as of end of period	$(667)	$(171)	$8	$(830)	$(1,089)	$(202)	$(34)	$(1,325)

	Nine Months Ended September 30,
	2024				2023
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(735)	$(162)	$27	$(870)	$(1,168)	$(183)	$(8)	$(1,359)
Other comprehensive income (loss) before reclassifications	68	—	18	86	79	—	(28)	51
Amounts reclassified from accumulated other comprehensive loss	—	(12)	(37)	(49)	—	(20)	2	(18)
Effect of exchange rates	—	3	—	3	—	1	—	1
Other comprehensive income (loss)	68	(9)	(19)	40	79	(19)	(26)	34
Balance as of end of period	$(667)	$(171)	$8	$(830)	$(1,089)	$(202)	$(34)	$(1,325)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of September 30, 2024, the significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
September 30, 2024
Assets
Cash and cash equivalents	$196	$—	$22	$218
Other current assets	1,453	9	38	1,500
Property, plant, and equipment, net	3,823	651	67	4,541
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$369	$352	$4	$725
Debt and finance lease obligations, less current portion	649	—	—	649

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2023
Assets
Cash and cash equivalents	$237	$—	$23	$260
Other current assets	1,520	11	46	1,577
Property, plant, and equipment, net	3,772	665	75	4,512
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$616	$808	$19	$1,443
Debt and finance lease obligations, less current portion	669	—	—	669

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2024	2023	2024	2023
Three months ended September 30
Service cost	$28	$28	$1	$1
Interest cost	31	30	3	3
Expected return on plan assets	(54)	(50)	—	—
Amortization of:
Net actuarial gain	(1)	(2)	(1)	(1)
Prior service credit	(3)	(5)	—	(1)
Settlement loss	5	—	—	—
Net periodic benefit cost	$6	$1	$3	$2

Nine months ended September 30
Service cost	$84	$84	$3	$3
Interest cost	94	90	9	9
Expected return on plan assets	(161)	(151)	—	—
Amortization of:
Net actuarial gain	(4)	(5)	(3)	(4)
Prior service credit	(8)	(14)	—	(3)
Settlement loss	5	—	—	—
Net periodic benefit cost	$10	$4	$9	$5

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per common share:
Net income attributable to Valero stockholders	$364	$2,622	$2,489	$7,633
Less: Income allocated to participating securities	1	8	7	24
Net income available to common stockholders	$363	$2,614	$2,482	$7,609

Weighted-average common shares outstanding	318	349	324	359

Earnings per common share	$1.14	$7.49	$7.66	$21.22

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$364	$2,622	$2,489	$7,633
Less: Income allocated to participating securities	1	8	7	24
Net income available to common stockholders	$363	$2,614	$2,482	$7,609

Weighted-average common shares outstanding	318	349	324	359
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	318	349	324	359

Earnings per common share – assuming dilution	$1.14	$7.49	$7.66	$21.21

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan (OSIP) or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options. For the three and nine months ended September 30, 2024 and 2023, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	September 30, 2024	December 31, 2023
Receivables from contracts with customers, included in receivables, net	$5,839	$7,209
Contract liabilities, included in accrued expenses	57	40

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of September 30, 2024, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

The following tables reflect information about our operating income, including a reconciliation to our consolidated income before income tax expense, by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended September 30, 2024
Revenues:
Revenues from external customers	$31,332	$632	$912	$—	$32,876
Intersegment revenues	3	593	235	(831)	—
Total revenues	31,335	1,225	1,147	(831)	32,876
Cost of sales:
Cost of materials and other (a)	28,922	1,029	842	(828)	29,965
Operating expenses (excluding depreciation and amortization expense reflected below)	1,256	92	133	1	1,482
Depreciation and amortization expense	589	69	19	(2)	675
Total cost of sales	30,767	1,190	994	(829)	32,122
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	234	234
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$565	$35	$153	$(246)	507
Other income, net					123
Interest and debt expense, net of capitalized interest					(141)
Income before income tax expense					$489
________________________
See note (a) on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended September 30, 2023
Revenues:
Revenues from external customers	$36,521	$759	$1,124	$—	$38,404
Intersegment revenues	8	672	310	(990)	—
Total revenues	36,529	1,431	1,434	(990)	38,404
Cost of sales:
Cost of materials and other (a)	31,115	1,169	1,092	(991)	32,385
Operating expenses (excluding depreciation and amortization expense reflected below)	1,366	84	125	3	1,578
Depreciation and amortization expense	597	55	20	(1)	671
Total cost of sales	33,078	1,308	1,237	(989)	34,634
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	250	250
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,445	$123	$197	$(262)	3,503
Other income, net					122
Interest and debt expense, net of capitalized interest					(149)
Income before income tax expense					$3,476
________________________
See note (a) on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Nine months ended September 30, 2024
Revenues:
Revenues from external customers	$94,519	$1,888	$2,718	$—	$99,125
Intersegment revenues	8	1,932	654	(2,594)	—
Total revenues	94,527	3,820	3,372	(2,594)	99,125
Cost of sales:
Cost of materials and other (a)	85,528	3,025	2,625	(2,588)	88,590
Operating expenses (excluding depreciation and amortization expense reflected below)	3,659	262	395	1	4,317
Depreciation and amortization expense	1,793	196	57	(4)	2,042
Total cost of sales	90,980	3,483	3,077	(2,591)	94,949
Other operating expenses	13	—	27	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	695	695
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$3,534	$337	$268	$(732)	3,407
Other income, net					389
Interest and debt expense, net of capitalized interest					(421)
Income before income tax expense					$3,375
________________________
See note (a) on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Nine months ended September 30, 2023
Revenues:
Revenues from external customers	$102,924	$2,990	$3,438	$—	$109,352
Intersegment revenues	8	2,367	790	(3,165)	—
Total revenues	102,932	5,357	4,228	(3,165)	109,352
Cost of sales:
Cost of materials and other (a)	87,398	4,143	3,422	(3,143)	91,820
Operating expenses (excluding depreciation and amortization expense reflected below)	3,832	274	383	6	4,495
Depreciation and amortization expense	1,751	172	59	(3)	1,979
Total cost of sales	92,981	4,589	3,864	(3,140)	98,294
Other operating expenses	17	—	1	—	18
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	703	703
Depreciation and amortization expense	—	—	—	32	32
Operating income by segment	$9,934	$768	$363	$(760)	10,305
Other income, net					357
Interest and debt expense, net of capitalized interest					(443)
Income before income tax expense					$10,219
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $313 million and $266 million for the three months ended September 30, 2024 and 2023, respectively, and $952 million and $900 million for the nine months ended September 30, 2024 and 2023, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Refining:
Gasolines and blendstocks	$14,361	$17,025	$43,004	$47,302
Distillates	13,855	16,392	42,286	47,222
Other product revenues	3,116	3,104	9,229	8,400
Total Refining revenues	31,332	36,521	94,519	102,924
Renewable Diesel:
Renewable diesel	610	739	1,829	2,864
Renewable naphtha	22	20	59	126
Total Renewable Diesel revenues	632	759	1,888	2,990
Ethanol:
Ethanol	685	861	1,985	2,522
Distillers grains	227	263	733	916
Total Ethanol revenues	912	1,124	2,718	3,438
Revenues	$32,876	$38,404	$99,125	$109,352

Total assets by reportable segment were as follows (in millions):

	September 30, 2024	December 31, 2023
Refining	$46,546	$49,031
Renewable Diesel	5,761	5,790
Ethanol	1,489	1,549
Corporate and eliminations	6,586	6,686
Total assets	$60,382	$63,056

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Decrease (increase) in current assets:
Receivables, net	$1,382	$(709)
Inventories	574	(720)
Prepaid expenses and other	265	(40)
Increase (decrease) in current liabilities:
Accounts payable	(1,081)	656
Accrued expenses	(93)	(31)
Taxes other than income taxes payable	(114)	(222)
Income taxes payable	(138)	(629)
Changes in current assets and current liabilities	$795	$(1,695)

Changes in current assets and current liabilities for the nine months ended September 30, 2024 were primarily due to the following:

•The decrease in receivables was due to a decrease in refined petroleum product sales volumes combined with a decrease in related prices in September 2024 compared to December 2023;

•The decrease in inventories was primarily due to lower inventory levels in September 2024 compared to December 2023; and
•The decrease in accounts payable was due to a decrease in crude oil and other feedstock prices combined with a decrease in related volumes purchased in September 2024 compared to December 2023.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Interest paid in excess of amount capitalized, including interest on finance leases	$374	$372
Income taxes paid, net	835	3,098

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Nine Months Ended September 30,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$392	$87	$316	$81
Financing cash flows	—	173	—	190
Changes in lease balances resulting from new and modified leases	346	312	343	84
Noncash financing activities for the nine months ended September 30, 2024 included the conversion by IEnova of $457 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals, as described in Note 4. There were no other significant noncash investing and financing activities during the nine months ended September 30, 2024, except as noted in the table above.

There were no significant noncash investing and financing activities during the nine months ended September 30, 2023, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2024 and December 31, 2023.

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

	September 30, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$951	$—	$—	$951	$(824)	$(54)	$73	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	85	—	4	89	n/a	n/a	89	n/a
Investments in AFS debt securities	1	25	—	26	n/a	n/a	26	n/a
Total	$1,037	$26	$4	$1,067	$(824)	$(54)	$189

Liabilities
Commodity derivative contracts	$883	$—	$—	$883	$(824)	$(59)	$—	$(55)
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Blending program obligations	—	30	—	30	n/a	n/a	30	n/a
Foreign currency contracts	1	—	—	1	n/a	n/a	1	n/a
Total	$884	$35	$—	$919	$(824)	$(59)	$36

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$803	$—	$—	$803	$(642)	$(66)	$95	$—
Investments of certain benefit plans	76	—	4	80	n/a	n/a	80	n/a
Investments in AFS debt securities	36	75	—	111	n/a	n/a	111	n/a
Total	$915	$75	$4	$994	$(642)	$(66)	$286

Liabilities
Commodity derivative contracts	$643	$—	$—	$643	$(642)	$(1)	$—	$(67)
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Blending program obligations	—	58	—	58	n/a	n/a	58	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$650	$64	$—	$714	$(642)	$(1)	$71

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
•Investments in AFS debt securities consist primarily of commercial paper and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and nine months ended September 30, 2024 and 2023.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.

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

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,355	$8,372	$9,218	$9,109

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2024, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2024	2025
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	3,726	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	106,763	19,548
Futures – short	96,817	16,645
Options – long	300	—
Options – short	300	—
Corn:
Futures – long	47,650	465
Futures – short	61,985	8,155
Physical contracts – long	14,333	7,873

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of September 30, 2024, we had foreign currency contracts to purchase $328 million of U.S. dollars. All of these commitments matured on or before October 25, 2024.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $156 million and $438 million for the three months ended September 30, 2024 and 2023, respectively, and $535 million

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and $1.2 billion for the nine months ended September 30, 2024 and 2023, respectively. These amounts are reflected in cost of materials and other.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of September 30, 2024 and December 31, 2023 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2024		December 31, 2023
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$78	$15	$141	$34

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$873	$868	$662	$609
Physical purchase contracts	Inventories	1	5	—	6
Foreign currency contracts	Accrued expenses	—	1	—	7
Total		$874	$874	$662	$622

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$83	$(197)	$45	$(71)
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	40	(119)	94	(3)

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024 and 2023, cash flow hedges primarily related to forecasted sales of renewable diesel. As of September 30, 2024, the estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2024 and 2023 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Commodity contracts	Revenues	$(16)	$(2)	$(23)	$(19)
Commodity contracts	Cost of materials and other	(9)	(48)	(66)	126
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	—	—	1
Foreign currency contracts	Cost of materials and other	(17)	19	2	(1)

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

•anticipated trends in the supply of, and demand for, crude oil and other feedstocks, refined petroleum products, renewable diesel, sustainable aviation fuel (SAF)1, ethanol, and corn related co-products in the regions where we operate, as well as globally;
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
•the effect of general economic and other conditions, including inflation and economic activity levels, on refining, renewable diesel, SAF, and ethanol industry fundamentals;
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
•demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), renewable diesel, SAF, ethanol, and corn related co-products;
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

•acts of terrorism aimed at either our refineries and plants or third-party facilities that could impair our ability to produce or transport refined petroleum products, renewable diesel, SAF, ethanol, or corn related co-products, to receive feedstocks, or otherwise operate efficiently;
•the effects of war or hostilities, and political and economic conditions, in countries that produce crude oil or other feedstocks or consume refined petroleum products, renewable diesel, SAF, ethanol, or corn related co-products;
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
•pressure and influence of environmental groups and other stakeholders upon policies and decisions related to the production, transportation, storage, refining, processing, marketing, and sales of crude oil or other feedstocks, refined petroleum products, renewable diesel, SAF, ethanol, or corn related co-products;
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
•earthquakes, hurricanes, tornadoes, winter storms, droughts, floods, wildfires, and other weather events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, waste and renewable feedstocks, corn, and other feedstocks, critical supplies, refined petroleum products, renewable diesel, SAF, and ethanol;
•rulings, judgments, or settlements in litigation or other legal or regulatory matters, such as unexpected environmental remediation or enforcement costs, including those in excess of any reserves or insurance coverage;

•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by government authorities, environmental regulations, changes to income tax rates, introduction of a global minimum tax, windfall taxes or penalties, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under SBx 1-2 and related regulation, actions implemented under the Renewable and Low-Carbon Fuel Programs and other environmental emissions programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other government agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business or operations;
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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (a) beginning on page 55 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (a), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 61 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 60, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the third quarter and first nine months of 2024 were supported by the continued strong worldwide demand for petroleum-based transportation fuels, while the worldwide supply of those products remained constrained. Our results for the third quarter, however, were also impacted by lower product margins and heavy maintenance activities.

We reported $364 million and $2.5 billion of net income attributable to Valero stockholders for the third quarter of 2024 and the first nine months of 2024, respectively. Our operating results, including operating results by segment, are described in the following summary under “Third Quarter Results” and “First Nine Months Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 42.

Our operations generated $5.6 billion of cash during the first nine months of 2024. This cash, along with cash on hand, was used to make $1.5 billion of capital investments in our business and return $3.7 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we reduced our outstanding debt during the first nine months of 2024 through the repayment of the $167 million outstanding principal balance of our 1.200 percent Senior Notes that matured in March 2024. As a result of this and other activity, our cash, cash equivalents, and restricted cash decreased by $70 million during the first nine months of 2024 to $5.4 billion as of September 30, 2024. We had $10.3 billion in liquidity as of September 30, 2024. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 58.

Third Quarter Results
For the third quarter of 2024, we reported net income attributable to Valero stockholders of $364 million compared to $2.6 billion for the third quarter of 2023. The decrease of $2.3 billion was primarily due to a decrease in operating income of $3.0 billion, partially offset by a decrease in income tax expense of $717 million. The details of our operating income and adjusted operating income by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustment reflected in the tables in note (a) beginning on page 55.

	Three Months Ended September 30,
	2024	2023	Change
Refining segment:
Operating income	$565	$3,445	$(2,880)
Adjusted operating income	568	3,451	(2,883)
Renewable Diesel segment:
Operating income	35	123	(88)
Ethanol segment:
Operating income	153	197	(44)
Total company:
Operating income	507	3,503	(2,996)
Adjusted operating income	510	3,509	(2,999)

While our operating income decreased by $3.0 billion in the third quarter of 2024 compared to the third quarter of 2023, adjusted operating income also decreased by $3.0 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $2.9 billion primarily due to lower gasoline and distillate (primarily diesel) margins and a decline in crude oil differentials, partially offset by higher margins on other products and lower operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $88 million primarily due to lower product prices (primarily renewable diesel), partially offset by lower feedstock costs and an increase in sales volumes.

•Ethanol segment. Ethanol segment operating income decreased by $44 million primarily due to lower ethanol and corn related co-product prices, partially offset by lower corn prices and an increase in production volumes.

First Nine Months Results
For the first nine months of 2024, we reported net income attributable to Valero stockholders of $2.5 billion compared to $7.6 billion for the first nine months of 2023. The decrease of $5.1 billion was primarily due to a decrease in operating income of $6.9 billion, partially offset by a decrease in income tax expense of $1.6 billion. The details of our operating income and adjusted operating income by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustment reflected in the tables in note (a) beginning on page 55.

	Nine Months Ended September 30,
	2024	2023	Change
Refining segment:
Operating income	$3,534	$9,934	$(6,400)
Adjusted operating income	3,547	9,951	(6,404)
Renewable Diesel segment:
Operating income	337	768	(431)
Ethanol segment:
Operating income	268	363	(95)
Adjusted operating income	295	364	(69)
Total company:
Operating income	3,407	10,305	(6,898)
Adjusted operating income	3,447	10,323	(6,876)

While our operating income decreased by $6.9 billion in the first nine months of 2024 compared to the first nine months of 2023, adjusted operating income also decreased by $6.9 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $6.4 billion primarily due to lower gasoline and distillate (primarily diesel) margins, a decline in crude oil differentials, and a decrease in throughput volumes, partially offset by lower operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $431 million primarily due to lower product prices (primarily renewable diesel), partially offset by lower feedstock costs and an increase in sales volumes.

•Ethanol segment. Ethanol segment adjusted operating income decreased by $69 million primarily due to lower ethanol and corn related co-product prices, partially offset by lower corn prices and an increase in production volumes.

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Condensed Notes to Consolidated Financial Statements or other political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the fourth quarter of 2024.

•Gasoline and diesel demand have exceeded pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve and is approaching pre-pandemic levels in the U.S.

•Combined light product (gasoline, diesel, and jet fuel) inventories in the U.S. and Europe are expected to remain comparable to recent historical levels.

•Crude oil differentials are expected to remain relatively stable as a result of increased availability of sour crude oils from Latin America and the potential increase in production by OPEC+ suppliers. However, potential sanction adjustments related to Iran, Russia, and Venezuela, the Russia-Ukraine conflict, and conflict in the Middle East, including impacts on shipping routes and freight costs, could result in increased volatility in the crude oil market and potentially impact crude oil differentials.
•Renewable diesel demand is expected to remain consistent with current levels.
•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (a) beginning on page 55, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 55 through 58.

Third Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended September 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$31,332	$632	$912	$—	$32,876
Intersegment revenues	3	593	235	(831)	—
Total revenues	31,335	1,225	1,147	(831)	32,876
Cost of sales:
Cost of materials and other	28,922	1,029	842	(828)	29,965
Operating expenses (excluding depreciation and amortization expense reflected below)	1,256	92	133	1	1,482
Depreciation and amortization expense	589	69	19	(2)	675
Total cost of sales	30,767	1,190	994	(829)	32,122
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	234	234
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$565	$35	$153	$(246)	507
Other income, net					123
Interest and debt expense, net of capitalized interest					(141)
Income before income tax expense					489
Income tax expense					96
Net income					393
Less: Net income attributable to noncontrolling interests					29
Net income attributable to Valero Energy Corporation stockholders					$364

Third Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended September 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$36,521	$759	$1,124	$—	$38,404
Intersegment revenues	8	672	310	(990)	—
Total revenues	36,529	1,431	1,434	(990)	38,404
Cost of sales:
Cost of materials and other	31,115	1,169	1,092	(991)	32,385
Operating expenses (excluding depreciation and amortization expense reflected below)	1,366	84	125	3	1,578
Depreciation and amortization expense	597	55	20	(1)	671
Total cost of sales	33,078	1,308	1,237	(989)	34,634
Other operating expenses	6	—	—	—	6
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	250	250
Depreciation and amortization expense	—	—	—	11	11
Operating income by segment	$3,445	$123	$197	$(262)	3,503
Other income, net					122
Interest and debt expense, net of capitalized interest					(149)
Income before income tax expense					3,476
Income tax expense					813
Net income					2,663
Less: Net income attributable to noncontrolling interests					41
Net income attributable to Valero Energy Corporation stockholders					$2,622

Third Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended September 30,
	2024	2023
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$78.37	$86.18
Brent less West Texas Intermediate (WTI) crude oil	3.18	3.72
Brent less WTI Houston crude oil	1.94	2.21
Brent less Dated Brent crude oil	(1.63)	(0.78)
Brent less Argus Sour Crude Index (ASCI) crude oil	4.30	3.43
Brent less Maya crude oil	11.19	8.77
Brent less Western Canadian Select (WCS) Houston crude oil	10.36	9.98
WTI crude oil	75.19	82.46

Natural gas (dollars per million British Thermal Units (MMBTu))	1.83	2.38

Renewable volume obligation (RVO) (dollars per barrel) (b)	3.89	7.42

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock of Oxygenate Blending (CBOB) gasoline less Brent	6.28	14.70
Ultra-low-sulfur (ULS) diesel less Brent	11.89	30.87
Propylene less Brent (not RVO adjusted)	(27.50)	(57.98)
U.S. Mid-Continent:
CBOB gasoline less WTI	14.08	25.46
ULS diesel less WTI	16.74	37.10
North Atlantic:
CBOB gasoline less Brent	12.16	22.93
ULS diesel less Brent	13.68	33.91
U.S. West Coast:
California Reformulated Gasoline Blendstock of Oxygenate Blending (CARBOB) 87 gasoline less Brent	23.56	43.33
California Air Resources Board (CARB) diesel less Brent	14.22	47.66

Third Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended September 30,
	2024	2023
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.31	$3.03
Biodiesel RIN (dollars per RIN)	0.60	1.40
California LCFS carbon credit (dollars per metric ton)	53.65	74.46
U.S. Gulf Coast (USGC) used cooking oil (UCO) (dollars per pound)	0.46	0.64
USGC distillers corn oil (DCO) (dollars per pound)	0.48	0.72
USGC fancy bleachable tallow (Tallow) (dollars per pound)	0.47	0.68

Ethanol
Chicago Board of Trade corn (dollars per bushel)	3.92	4.99
New York Harbor ethanol (dollars per gallon)	1.92	2.39

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the third quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2024	2023	Change
Revenues	$32,876	$38,404	$(5,528)
Cost of sales	32,122	34,634	(2,512)
Operating income	507	3,503	(2,996)
Adjusted operating income (see note (a))	510	3,509	(2,999)
Income tax expense	96	813	(717)

Revenues decreased by $5.5 billion in the third quarter of 2024 compared to the third quarter of 2023 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $2.5 billion primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $3.0 billion decrease in operating income, from $3.5 billion in the third quarter of 2023 to $507 million in the third quarter of 2024.

Adjusted operating income also decreased by $3.0 billion, from $3.5 billion in the third quarter of 2023 to $510 million in the third quarter of 2024. The components of this $3.0 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense decreased by $717 million in the third quarter of 2024 compared to the third quarter of 2023 primarily as a result of lower income before income tax expense.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the third quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2024	2023	Change
Operating income	$565	$3,445	$(2,880)
Adjusted operating income (see note (a))	568	3,451	(2,883)

Refining margin (see note (a))	2,413	5,414	(3,001)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,256	1,366	(110)
Depreciation and amortization expense	589	597	(8)

Throughput volumes (thousand barrels per day) (see note (c))	2,884	3,022	(138)

Refining segment operating income decreased by $2.9 billion in the third quarter of 2024 compared to the third quarter of 2023. Refining segment adjusted operating income, which excludes the adjustment in the table in note (a), also decreased by $2.9 billion in the third quarter of 2024 compared to the third quarter of 2023. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $3.0 billion in the third quarter of 2024 compared to the third quarter of 2023.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 44 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the third quarter of 2024 compared to the third quarter of 2023.

The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $2.0 billion.

◦A decrease in gasoline margins had an unfavorable impact of approximately $1.2 billion.

◦A decline in crude oil differentials had an unfavorable impact of approximately $189 million.

◦An increase in margins for other products had a favorable impact of approximately $319 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $110 million primarily due to a decrease in energy costs.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the third quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2024	2023	Change
Operating income	$35	$123	$(88)

Renewable Diesel margin (see note (a))	196	262	(66)
Operating expenses (excluding depreciation and amortization expense reflected below)	92	84	8
Depreciation and amortization expense	69	55	14

Sales volumes (thousand gallons per day) (see note (c))	3,544	2,992	552

Renewable Diesel segment operating income decreased by $88 million in the third quarter of 2024 compared to the third quarter of 2023. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin decreased by $66 million in the third quarter of 2024 compared to the third quarter of 2023.
Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 45 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the third quarter of 2024 compared to the third quarter of 2023.
The decrease in Renewable Diesel segment margin was primarily due to the following:

◦A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $599 million.
◦A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $486 million.
◦An increase in sales volumes of 552,000 gallons per day had a favorable impact of approximately $55 million.

•Renewable Diesel segment depreciation and amortization expense increased by $14 million primarily due to an increase in turnaround and catalyst amortization.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the third quarter of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2024	2023	Change
Operating income	$153	$197	$(44)

Ethanol margin (see note (a))	305	342	(37)
Operating expenses (excluding depreciation and amortization expense reflected below)	133	125	8
Depreciation and amortization expense	19	20	(1)

Production volumes (thousand gallons per day) (see note (c))	4,584	4,329	255

Ethanol segment operating income decreased by $44 million in the third quarter of 2024 compared to the third quarter of 2023 primarily due to a decrease in Ethanol segment margin of $37 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 45 reflects market reference prices that we believe impacted our Ethanol segment margin in the third quarter of 2024 compared to the third quarter of 2023.

The decrease in Ethanol segment margin was primarily due to the following:

•A decrease in ethanol prices had an unfavorable impact of approximately $204 million.
•A decrease in prices for the co-products that we produce, primarily dry distillers grains (DDGs) and inedible DCOs, had an unfavorable impact of approximately $79 million.
•A decrease in corn prices had a favorable impact of approximately $231 million.
•An increase in production volumes of 255,000 gallons per day had a favorable impact of approximately $15 million.

First Nine Months Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Nine Months Ended September 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$94,519	$1,888	$2,718	$—	$99,125
Intersegment revenues	8	1,932	654	(2,594)	—
Total revenues	94,527	3,820	3,372	(2,594)	99,125
Cost of sales:
Cost of materials and other	85,528	3,025	2,625	(2,588)	88,590
Operating expenses (excluding depreciation and amortization expense reflected below)	3,659	262	395	1	4,317
Depreciation and amortization expense	1,793	196	57	(4)	2,042
Total cost of sales	90,980	3,483	3,077	(2,591)	94,949
Other operating expenses	13	—	27	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	695	695
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$3,534	$337	$268	$(732)	3,407
Other income, net					389
Interest and debt expense, net of capitalized interest					(421)
Income before income tax expense					3,375
Income tax expense					726
Net income					2,649
Less: Net income attributable to noncontrolling interests					160
Net income attributable to Valero Energy Corporation stockholders					$2,489

First Nine Months Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Nine Months Ended September 30, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$102,924	$2,990	$3,438	$—	$109,352
Intersegment revenues	8	2,367	790	(3,165)	—
Total revenues	102,932	5,357	4,228	(3,165)	109,352
Cost of sales:
Cost of materials and other	87,398	4,143	3,422	(3,143)	91,820
Operating expenses (excluding depreciation and amortization expense reflected below)	3,832	274	383	6	4,495
Depreciation and amortization expense	1,751	172	59	(3)	1,979
Total cost of sales	92,981	4,589	3,864	(3,140)	98,294
Other operating expenses	17	—	1	—	18
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	703	703
Depreciation and amortization expense	—	—	—	32	32
Operating income by segment	$9,934	$768	$363	$(760)	10,305
Other income, net					357
Interest and debt expense, net of capitalized interest					(443)
Income before income tax expense					10,219
Income tax expense					2,288
Net income					7,931
Less: Net income attributable to noncontrolling interests					298
Net income attributable to Valero Energy Corporation stockholders					$7,633

First Nine Months Results -
Average Market Reference Prices and Differentials

	Nine Months Ended September 30,
	2024	2023
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$81.72	$82.12
Brent less WTI crude oil	4.05	4.68
Brent less WTI Houston crude oil	2.53	3.19
Brent less Dated Brent crude oil	(0.97)	(0.10)
Brent less ASCI crude oil	4.39	5.53
Brent less Maya crude oil	11.66	14.16
Brent less WCS Houston crude oil	11.03	12.19
WTI crude oil	77.67	77.44

Natural gas (dollars per MMBtu)	1.79	2.21

RVO (dollars per barrel) (b)	3.65	7.77

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	7.45	12.57
ULS diesel less Brent	16.87	25.26
Propylene less Brent (not RVO adjusted)	(40.16)	(46.32)
U.S. Mid-Continent:
CBOB gasoline less WTI	12.16	22.25
ULS diesel less WTI	18.94	32.12
North Atlantic:
CBOB gasoline less Brent	12.41	18.96
ULS diesel less Brent	19.39	28.19
U.S. West Coast:
CARBOB 87 gasoline less Brent	25.13	32.89
CARB diesel less Brent	19.65	31.43

First Nine Months Results -
Average Market Reference Prices and Differentials (continued)

	Nine Months Ended September 30,
	2024	2023
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.51	$2.80
Biodiesel RIN (dollars per RIN)	0.56	1.51
California LCFS carbon credit (dollars per metric ton)	56.16	73.65
USGC UCO (dollars per pound)	0.43	0.61
USGC DCO (dollars per pound)	0.47	0.65
USGC Tallow (dollars per pound)	0.44	0.62

Ethanol
CBOT corn (dollars per bushel)	4.23	5.95
New York Harbor ethanol (dollars per gallon)	1.82	2.42

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first nine months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2024	2023	Change
Revenues	$99,125	$109,352	$(10,227)
Cost of sales	94,949	98,294	(3,345)
Operating income	3,407	10,305	(6,898)
Adjusted operating income (see note (a))	3,447	10,323	(6,876)
Income tax expense	726	2,288	(1,562)
Net income attributable to noncontrolling interests	160	298	(138)

Revenues decreased by $10.2 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $3.3 billion primarily due to decreases in crude oil and other feedstock costs. These changes resulted in a $6.9 billion decrease in operating income, from $10.3 billion in the first nine months of 2023 to $3.4 billion in the first nine months of 2024.

Adjusted operating income also decreased by $6.9 billion, from $10.3 billion in the first nine months of 2023 to $3.4 billion in the first nine months of 2024. The components of this $6.9 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.
Income tax expense decreased by $1.6 billion in the first nine months of 2024 compared to the first nine months of 2023 primarily as a result of lower income before income tax expense.

Net income attributable to noncontrolling interests decreased by $138 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis on page 54.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first nine months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2024	2023	Change
Operating income	$3,534	$9,934	$(6,400)
Adjusted operating income (see note (a))	3,547	9,951	(6,404)

Refining margin (see note (a))	8,999	15,534	(6,535)
Operating expenses (excluding depreciation and amortization expense reflected below)	3,659	3,832	(173)
Depreciation and amortization expense	1,793	1,751	42

Throughput volumes (thousand barrels per day) (see note (c))	2,885	2,974	(89)

Refining segment operating income decreased by $6.4 billion in the first nine months of 2024 compared to the first nine months of 2023. Refining segment adjusted operating income, which excludes the adjustment in the table in note (a), also decreased by $6.4 billion in the first nine months of 2024 compared to the first nine months of 2023. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $6.5 billion in the first nine months of 2024 compared to the first nine months of 2023.
Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 51 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first nine months of 2024 compared to the first nine months of 2023.
The decrease in Refining segment margin was primarily due to the following:
◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $2.9 billion.
◦A decrease in gasoline margins had an unfavorable impact of approximately $2.5 billion.
◦A decline in crude oil differentials had an unfavorable impact of approximately $698 million.
◦A decrease in throughput volumes of 89,000 barrels per day had an unfavorable impact of approximately $278 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $173 million primarily due to a decrease in energy costs.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first nine months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2024	2023	Change
Operating income	$337	$768	$(431)

Renewable Diesel margin (see note (a))	795	1,214	(419)
Operating expenses (excluding depreciation and amortization expense reflected below)	262	274	(12)
Depreciation and amortization expense	196	172	24

Sales volumes (thousand gallons per day) (see note (c))	3,588	3,460	128

Renewable Diesel segment operating income decreased by $431 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to a decrease in Renewable Diesel segment margin of $419 million.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 52 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first nine months of 2024 compared to the first nine months of 2023.

The decrease in Renewable Diesel segment margin was primarily due to the following:

•A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $1.8 billion.

•A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $1.3 billion.

•An increase in sales volumes of 128,000 gallons per day had a favorable impact of approximately $70 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first nine months of 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2024	2023	Change
Operating income	$268	$363	$(95)
Adjusted operating income (see note (a))	295	364	(69)

Ethanol margin (see note (a))	747	806	(59)
Operating expenses (excluding depreciation and amortization expense reflected below)	395	383	12
Depreciation and amortization expense	57	59	(2)

Production volumes (thousand gallons per day) (see note (c))	4,508	4,319	189

Ethanol segment operating income decreased by $95 million in the first nine months of 2024 compared to the first nine months of 2023; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (a), decreased by $69 million in the first nine months of 2024 compared to the first nine months of 2023 primarily due to a decrease in Ethanol segment margin of $59 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 52 reflects market reference prices that we believe impacted our Ethanol segment margin in the first nine months of 2024 compared to the first nine months of 2023.

The decrease in Ethanol segment margin was primarily due to the following:

•A decrease in ethanol prices had an unfavorable impact of approximately $706 million.

•A decrease in prices for the co-products that we produce, primarily DDGs and inedible DCOs, had an unfavorable impact of approximately $238 million.

•A decrease in corn prices had a favorable impact of approximately $857 million.
•An increase in production volumes of 189,000 gallons per day had a favorable impact of approximately $29 million.

________________________
The following notes relate to references on pages 42 through 55.

(a)We use certain financial measures (as noted below) that are not defined under GAAP and are considered to be non-GAAP measures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Refining operating income to Refining margin
Refining operating income	$565	$3,445	$3,534	$9,934
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	1,256	1,366	3,659	3,832
Depreciation and amortization expense	589	597	1,793	1,751
Other operating expenses	3	6	13	17
Refining margin	$2,413	$5,414	$8,999	$15,534
◦Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$35	$123	$337	$768
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	92	84	262	274
Depreciation and amortization expense	69	55	196	172
Renewable Diesel margin	$196	$262	$795	$1,214

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$153	$197	$268	$363
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	133	125	395	383
Depreciation and amortization expense	19	20	57	59
Other operating expenses	—	—	27	1
Ethanol margin	$305	$342	$747	$806
◦Adjusted Refining operating income is defined as Refining segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$565	$3,445	$3,534	$9,934
Adjustment: Other operating expenses	3	6	13	17
Adjusted Refining operating income	$568	$3,451	$3,547	$9,951
◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$153	$197	$268	$363
Adjustment: Other operating expenses	—	—	27	1
Adjusted Ethanol operating income	$153	$197	$295	$364

◦Adjusted operating income is defined as total company operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$507	$3,503	$3,407	$10,305
Adjustment: Other operating expenses	3	6	40	18
Adjusted operating income	$510	$3,509	$3,447	$10,323

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

(c)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of September 30, 2024 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	4,966
Total liquidity	$10,264
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $218 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used in):
Operating activities	$5,613	$7,990
Investing activities	(1,437)	(1,382)
Financing activities:
Debt borrowings	5,473	2,336
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(6,053)	(2,609)
Return to stockholders:
Purchases of common stock for treasury	(2,616)	(4,180)
Common stock dividend payments	(1,045)	(1,106)
Return to stockholders	(3,661)	(5,286)
Other financing activities	(24)	(86)
Financing activities	(4,265)	(5,645)
Effect of foreign exchange rate changes on cash	19	6
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(70)	$969
Cash Flows for the Nine Months Ended September 30, 2024
In the first nine months of 2024, we used the $5.6 billion of cash generated by our operations, $5.5 billion in debt borrowings, and $70 million of cash on hand to make $1.4 billion of investments in our business, repay $6.1 billion of debt and finance lease obligations, and return $3.7 billion to our stockholders through purchases of our common stock for treasury and dividend payments. The debt borrowings and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $5.6 billion of cash in the first nine months of 2024, driven primarily by net income of $2.6 billion, noncash charges to income of $2.2 billion, and a positive change in working capital of $795 million. Noncash charges primarily included $2.1 billion of depreciation and amortization expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.4 billion primarily consisted of $1.5 billion in capital investments, as defined on the following page under “Capital Investments,” of which $260 million related to capital investments made by DGD.

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

Our investing activities primarily consisted of $1.4 billion in capital investments, of which $239 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of September 30, 2024 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are composed of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows as shown on page 6. Capital investments exclude acquisitions, if any.
We have publicly announced GHG emissions reduction/displacement targets and a long-term ambition. We believe that our allocation of growth capital into low-carbon projects to date has been consistent with such targets and ambition. Certain low-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2024. Our capital investments in future years to achieve these targets and ambition are expected to include investments associated with certain low-carbon projects currently at various stages of progress, evaluation, or approval. For additional information, see the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2023.

As previously disclosed, in January 2023, we announced that DGD approved a large-scale SAF project. The SAF project at the DGD Port Arthur Plant was successfully completed in October 2024. The project is expected to be fully operational this year, providing the plant the optionality to upgrade approximately 50 percent of its current 470 million gallon renewable diesel annual production capacity to SAF.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$399	$468
Capital expenditures of VIEs:
DGD	198	183
Other VIEs	7	4
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	844	665
Deferred turnaround and catalyst cost expenditures of DGD	62	56
Capital investments	1,510	1,376
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(130)	(120)
Capital expenditures of other VIEs	(7)	(4)
Capital investments attributable to Valero	$1,373	$1,252

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

Contractual Obligations
As of September 30, 2024, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2024, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2024.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the nine months ended September 30, 2024, we purchased for treasury 17,054,864 of our shares for a total cost of $2.6 billion. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of September 30, 2024, we had $2.1 billion remaining available for purchase under the February 2024 Program. On September 19, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2024 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.
Pension Plan Funding
We contributed $71 million to our pension plans and $13 million to our other postretirement benefit plans during the nine months ended September 30, 2024.

Cash Held by Our Foreign Subsidiaries
As of September 30, 2024, $4.3 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

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

	September 30, 2024 (a)
	Expected Maturity Dates
	Remainder of 2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$—	$441	$672	$564	$1,047	$5,374	$8,098	$8,043
Average interest rate	—%	3.2%	4.2%	2.2%	4.4%	5.5%	4.9%
Floating rate	$329	$—	$—	$—	$—	$—	$329	$329
Average interest rate	9.2%	—%	—%	—%	—%	—%	9.2%

	December 31, 2023 (a)
	Expected Maturity Dates
	2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$167	$441	$672	$564	$1,047	$5,374	$8,265	$8,079
Average interest rate	1.2%	3.2%	4.2%	2.2%	4.4%	5.5%	4.8%
Floating rate	$1,030	$—	$—	$—	$—	$—	$1,030	$1,030
Average interest rate	8.7%	—%	—%	—%	—%	—%	8.7%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2023. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended September 30, 2024, there were no new proceedings required to be disclosed in this item under SEC regulations and no material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2023 or in our quarterly report on Form 10-Q for the quarter ended June 30, 2024. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings is required in this item. We believe any such proceedings less than this threshold are not material to our business and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the third quarter of 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 2024	563,512	$160.05	560,560	$2.6 billion
August 2024	2,131,744	$149.87	2,130,700	$2.2 billion
September 2024	1,103,580	$136.15	1,102,127	$4.6 billion
Total	3,798,836	$147.39	3,793,387	$4.6 billion
________________________
(a)The shares reported in this column include 5,449 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On September 15, 2023, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, and we completed all authorized share purchases under that program during the third quarter of 2024. On February 22, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of September 30, 2024, we had $2.1 billion remaining available for purchase under the February 2024 Program. On September 19, 2024, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2024 Program.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Date: October 29, 2024