Form 10-K
period 2024-12-31
VALERO ENERGY CORP/TX
filed 2025-02-26
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company		☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $50.2 billion based on the last sales price quoted as of June 28, 2024 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 21, 2025, 314,977,519 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 6, 2025, at which directors will be elected. Portions of the 2025 Proxy Statement are incorporated by reference in PART III of this Form 10-K and are deemed to be a part of this report.

i

The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. The term “DGD,” as used in this report, may refer to Diamond Green Diesel Holdings LLC, its wholly owned consolidated subsidiary, or both of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures beginning on page 39 of this report under the heading “CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.” Note references in this report to Notes to Consolidated Financial Statements can be found beginning on page 75, under “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

We are a multinational manufacturer and marketer of petroleum-based and low-carbon liquid transportation fuels and petrochemical products, and we sell our products primarily in the United States (U.S.), Canada, the United Kingdom (U.K.), Ireland, and Latin America. We own 15 petroleum refineries located in the U.S., Canada, and the U.K. with a combined throughput capacity of approximately 3.2 million barrels per day (BPD). We are a joint venture member in DGD1, which produces low-carbon fuels at two plants located in the Gulf Coast region of the U.S. with a combined production capacity of approximately 1.2 billion gallons per year. We also own 12 ethanol plants located in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.7 billion gallons per year. We manage our operations through our Refining, Renewable Diesel, and Ethanol segments. See “OUR OPERATIONS” below for additional information about the operations, products, and properties of each of our reportable segments.

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

Most of our petroleum refineries operate in locations with current operating cost and/or other advantages, as described below under “OUR OPERATIONS—Refining,” and we believe our refineries are positioned to meet the strong worldwide demand for petroleum-based products. Through our refining business, we believe that we have developed expertise in liquid fuels manufacturing and a platform for the marketing and distribution of liquid fuels, and we seek to leverage this expertise and platform to expand and optimize our low-carbon fuels businesses. We expect that low-carbon liquid fuels will continue to be a growing part of the energy mix, and we have made multibillion-dollar investments to develop and grow our low-carbon renewable diesel and ethanol businesses, as described below under “OUR OPERATIONS—Renewable Diesel” and “—Ethanol.” These businesses have made us the world’s largest producer of low-carbon transportation fuels and have helped governments across the world in achieving their greenhouse gas (GHG) emissions reduction targets, and we continue to seek low-carbon fuel opportunities.

Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand
Governments across the world have issued, are considering issuing, and/or are altering existing low-carbon fuel regulations, policies, and standards to address GHG emissions and the percentage of low-carbon fuels in the transportation fuel mix. These regulations, policies, and standards include, but are not limited to, the RFS, LCFS, CFR, RTFO, and similar programs (collectively, the Renewable and Low-Carbon Fuel Programs). These programs are defined and discussed below under “U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) Program,” “California Low Carbon Fuel Standard (LCFS),” “Canada Low-Carbon Fuel Programs,” and “U.K. Renewable Transport Fuel Obligation (RTFO) Program.” While many of these regulations, policies, and standards result in additional costs to our refining business, they have created opportunities for us to develop our low-carbon fuel businesses, and they should continue to help drive the demand for our low-carbon fuels (such as renewable diesel, ethanol, and other low-carbon fuel products).

The U.S., California, Canada, and the U.K. low-carbon fuel regulations, policies, and standards discussed below currently have the most significant impact on our business. However, other municipal, state, and national governments across the world, including in many of the jurisdictions in which we operate, have issued, or are considering issuing, similar low-carbon fuel regulations, policies, and standards. See “ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks—We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels.” In addition, see Note 1 of Notes to Consolidated Financial Statements regarding our accounting for the costs of the blending programs under “Costs of Renewable and Low-Carbon Fuel Programs,” Note 20 for disclosure of the costs of the blending programs under “Renewable and Low-Carbon Fuel Programs Price Risk,” and Note 17 for disclosure of our blender’s tax credits under “Segment Information.”

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

California Low Carbon Fuel Standard (LCFS)
Under California’s Global Warming Solutions Act of 2006, the California Air Resources Board (CARB) was required to undertake a statewide effort to reduce GHG emissions. One of the programs designed to help achieve those reductions is the LCFS program. The LCFS program is designed to reduce GHG emissions by decreasing the carbon intensity (CI) of transportation fuels consumed in the state. Under this program, each fuel is assigned a CI value, which is intended to represent the GHG emissions associated with the feedstocks from which the fuel was produced, the fuel production and distribution activities, and the use of the finished fuel. CIs are determined using a CARB-developed life cycle GHG emissions analysis model, and CI pathways are certified by the CARB after low-carbon fuel producers submit operational data to demonstrate the life cycle GHG emissions. The certified CIs for both low-carbon and petroleum-based transportation fuels are compared to a declining annual benchmark. Fuels below the benchmark generate credits, while fuels above the benchmark generate deficits. The lower the fuel’s CI score compared to the benchmark, the greater number of credits generated. Each producer or importer of fuel must demonstrate that the overall mix of fuels it supplies for use in California meets the CI benchmarks for each compliance period. A producer or importer with a fuel mix that is above the CI benchmark must purchase LCFS credits sufficient to meet the CI benchmark.

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

Canada Low-Carbon Fuel Programs
In July 2022, Canada’s federal environmental agency issued the Clean Fuel Regulations (CFR) program to require primary suppliers of gasoline or diesel that is produced in or imported into Canada to reduce the CI of those products. Annual CI reduction requirements prescribed by the CFR program can be satisfied by using compliance credits that a primary supplier creates (through blending low-CI fuels) or that are purchased by them. The obligation to achieve prescribed CI reduction requirements began on July 1, 2023. The CFR program is in addition to Canada’s provincial programs (such as in Quebec and Ontario), which require the utilization of low-carbon fuels, and is similar to the LCFS program.

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

U.K. Renewable Transport Fuel Obligation (RTFO) Program
Established in 2008 under the U.K. Energy Act of 2004, the RTFO program is the U.K.’s primary policy to reduce GHG emissions from transportation fuels by promoting the use of low-carbon fuels. Under the RTFO program, suppliers of relevant transportation fuels that are produced or imported into the U.K. are obligated to blend a minimum specified percentage of qualifying low-carbon fuels into petroleum-based transportation fuels annually. Obligated suppliers can satisfy their obligation by redeeming Renewable Transport Fuel Certificates (RTFCs), either generated by the supplier (through blending low-carbon fuels) or purchased from low-carbon fuel suppliers, or by paying a predetermined amount for each RTFC they choose to buy-out of their obligation. The RTFO program has two components, the main obligation and the development fuel obligation target. The main obligation can be satisfied through the supply of established low-carbon fuels, such as biofuels, while the development fuel obligation target can be satisfied through the supply of advanced low-carbon fuels, such as complex waste fuels or low-carbon fuels of non-biological origin.

As a supplier of gasoline and diesel in the U.K., our Refining segment is subject to the U.K.’s RTFO program described above and thus must blend qualifying low-carbon fuels or purchase RTFCs to satisfy our annual obligation. As previously noted, fuels produced by our Renewable Diesel segment have lower CI scores than traditional petroleum-based transportation fuels, and we benefit from the increased demand for these low-carbon products as a result of the U.K.’s RTFO program.

U.S. Federal Tax Incentives
The U.S. federal government has enacted tax incentives to encourage the production of low-carbon fuels and/or reduce GHG emissions. Section 6426 of the Internal Revenue Code of 1986, as amended, (the Code) provided a tax credit (generally referred to as the blender’s tax credit) to blenders of certain renewable fuels to encourage the production and blending of those fuels with traditional petroleum-based transportation fuels. Only blenders that produced a mixture and either sold or used the fuel mixture as fuel were eligible for the blender’s tax credit. The renewable diesel produced by our Renewable Diesel segment is liquid fuel derived from biomass that meets the EPA’s fuel registration requirements; therefore, renewable diesel that we produced and blended qualified for this refundable tax credit of $1.00 per gallon. In addition, Section 40(b) of the Code provided an income tax credit to registered producers of second-generation biofuels that were produced and sold in the U.S. for use in a fuel mixture. In December 2024, the Internal Revenue Service (IRS) approved our application for registration as a producer of second-generation biofuels with respect to the cellulosic ethanol produced at our ethanol plants. Therefore, cellulosic ethanol produced and sold by our Ethanol segment qualified for this non-refundable income tax credit of $1.01 per gallon. The tax credits provided under Sections 6426 and 40(b) expired on December 31, 2024.

Effective January 1, 2025, the Inflation Reduction Act of 2022 (the IRA) replaced Section 6426 with Section 45Z of the Code, which provides a clean fuel production credit for years 2025 through 2027. Tax credits may be claimed under Section 45Z for the qualifying sale of certain low-carbon transportation fuels (such as biodiesel, renewable diesel, and alternative fuels, including neat sustainable aviation fuel

(SAF)2) that were produced in the U.S. The amount of credit allowable varies based on the emissions rate for the specific fuel pathway and production process and on whether the facility at which the fuel is produced meets prevailing wage and apprenticeship requirements. In addition, Section 45Q of the Code provides tax credits to certain taxpayers who capture and sequester, store, or use qualified carbon oxides (e.g., carbon dioxide).

As further discussed below under “Our Low-Carbon Projects,” we continually evaluate such federal tax incentives and may strategically pursue certain opportunities to optimize the potential benefits therefrom. For example, the carbon capture and sequestration projects under evaluation at certain of our ethanol plants would be expected to increase the value of the ethanol product produced at those plants by helping to decrease its CI score and through the expected generation of Section 45Q tax credits. Also, the recently completed SAF project provides DGD the optionality to produce low-carbon jet fuel, which should generate Section 45Z tax credits and increase the value of that product.

Our Low-Carbon Projects
As of December 31, 2024, we have invested $5.8 billion3 in our low-carbon fuels businesses, and we expect additional growth opportunities in this area. In January 2023, we announced that DGD approved a large-scale SAF project at the DGD Port Arthur Plant (as defined below under “OUR OPERATIONS—Renewable Diesel”). The SAF project was successfully completed in the fourth quarter of 2024 and provides the plant the optionality to upgrade approximately 50 percent of its current 470 million gallon renewable diesel annual production capacity to neat SAF. See “OUR OPERATIONS—Renewable Diesel” below for additional information about our renewable diesel business.

We continue to evaluate investments in economic, low-carbon projects, including carbon capture and sequestration, alcohol-to-jet fuel, and additional low-carbon hydrogen opportunities, that are intended to lower the CI of our products. For example, certain of our ethanol plants are located near geology believed to be suitable for sequestering carbon dioxide, and we are evaluating stand-alone projects to sequester carbon dioxide that results from the ethanol manufacturing process at those plants. We also continue to evaluate various other projects to sequester carbon dioxide.

See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Our Capital Resources—Capital Investments” for further discussion of our capital investments associated with low-carbon projects.

2 DGD produces synthetic paraffinic kerosene (SPK), a renewable blending component, using the Hydrotreated Esters and Fatty Acids (HEFA) process. SPK is also commonly referred to as “neat SAF.” Current aviation regulations allow SPK to be blended up to 50 percent with conventional jet fuel for use in an aircraft. This blend is commonly referred to as “blended SAF” or “SAF.”
3 Our investment in our low-carbon fuels businesses consists of $4.0 billion in capital investments to build our renewable diesel business (including neat SAF), and $1.8 billion to build our ethanol business. Capital investments in renewable diesel represent 100 percent of the capital investments made by DGD. See also “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Our Capital Resources—Capital Investments,” which is incorporated by reference into this item for our definition of capital investments.

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

•our Renewable Diesel segment, which includes the operations of DGD and the associated activities to market renewable diesel, renewable naphtha, and neat SAF; and

•our Ethanol segment, which includes the operations of our ethanol plants and the associated activities to market our ethanol and co-products.

Financial information about these segments is presented in Note 17 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

See “ITEM 1A. RISK FACTORS—Risks Related to Our Business, Industry, and Operations—Our financial results are affected by volatile margins, which are dependent upon factors beyond our control, including the price of feedstocks and the market price at which we can sell our products,”—“Industry, market, and other developments could decrease the demand for our products,”—“We are subject to risks related to the costs and availability of our feedstocks and other critical supplies,”—“Our investments in joint ventures and other entities decrease our ability to manage risk,” and —“Legal, Government, and Regulatory Risks—We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels,” which are incorporated by reference into this item.

Refining
Refineries
Overview
Our 15 petroleum refineries are located in the U.S., Canada, and the U.K., and they have a combined feedstock throughput capacity of approximately 3.2 million BPD. The following table presents the locations of these refineries and their feedstock throughput capacities as of December 31, 2024.

Refinery	Location	Throughput Capacity (a) (BPD)
U.S.:
Benicia	California	170,000
Wilmington	California	135,000
Meraux	Louisiana	135,000
St. Charles	Louisiana	340,000
Ardmore	Oklahoma	90,000
Memphis	Tennessee	195,000
Corpus Christi (b)	Texas	370,000
Houston	Texas	255,000
McKee	Texas	200,000
Port Arthur	Texas	435,000
Texas City	Texas	260,000
Three Rivers	Texas	100,000
Canada:
Quebec City	Quebec	235,000
U.K.:
Pembroke	Wales	270,000
Total		3,190,000
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

•Tennessee
◦Memphis Refinery. Our Memphis Refinery is located on the Mississippi River. It processes primarily sweet crude oils and produces gasoline, diesel, and jet fuel. The refinery receives feedstocks via the Diamond Pipeline, the Dakota Access Pipeline, barge, and rail and distributes its products via truck, barge, the Shorthorn Pipeline, and rail.

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

•Canada
◦Quebec Refinery. Our Quebec Refinery is located in Lévis (near Quebec City). It processes sweet crude oils and produces gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives feedstocks via ship at its marine dock on the St. Lawrence River (some of which is sourced from our crude oil terminal in Montreal that receives crude oil from western Canada) and distributes its products via our pipeline to our Montreal East terminal and other terminals and via rail, truck, and ship.

•U.K.
◦Pembroke Refinery. Our Pembroke Refinery is located in the County of Pembrokeshire in South West Wales. It processes primarily sweet crude oils and produces gasoline, diesel, jet fuel, heating oil, and low-sulfur fuel oil. The refinery receives its feedstocks via ship and barge through docks on the Milford Haven Waterway and distributes its products via truck, ship, barge, and our Mainline Pipeline.

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

Renewable Diesel Plants
DGD owns two renewable diesel plants. The first DGD plant began operations in 2013 and is located next to our St. Charles Refinery (the DGD St. Charles Plant). The second DGD plant commenced operations in the fourth quarter of 2022 and is located next to our Port Arthur Refinery (the DGD Port Arthur Plant, and together with the DGD St. Charles Plant, the DGD Plants). The DGD Plants produce renewable diesel, renewable naphtha, and with the completion of the SAF project at the DGD Port Arthur Plant, began producing neat SAF in the fourth quarter of 2024. Renewable diesel is a low-carbon liquid transportation fuel that is interchangeable with petroleum-based diesel. Renewable naphtha is used to produce renewable gasoline and renewable plastics. These products are produced from waste and renewable feedstocks using a pre-treatment process and an advanced hydroprocessing-isomerization process. Neat SAF is a renewable blending component that, under current aviation regulations, can be blended up to 50 percent with conventional jet fuel to produce SAF for use in an aircraft. The market value of these products can vary based on regional policies, feedstock preferences, and CI scores. Waste feedstocks (predominantly animal fats, used cooking oils, and inedible distillers corn oils (DCOs)) are the preferred feedstocks due to their lower CI scores; however, vegetable oils and other renewable feedstocks are also used. While several other companies have made, or have announced interest in making, investments in renewable diesel projects, the DGD Plants are currently two of only a small number of operational facilities that have the capacity to process 100 percent waste feedstocks, and this feedstock flexibility currently provides a margin advantage.
The DGD Plants receive waste and renewable feedstocks primarily by rail, truck, ship, and barge owned by third parties. DGD is party to a raw material supply agreement with Darling under which Darling is obligated to offer to DGD a portion of its feedstock requirements at market pricing, but DGD is not obligated to purchase all or any part of its feedstock from Darling. Therefore, DGD pursues the most optimal feedstock supply available.

The DGD St. Charles Plant has a production capacity of approximately 700 million gallons of renewable diesel and approximately 30 million gallons of renewable naphtha per year. The DGD Port Arthur Plant, which has a production capacity of approximately 470 million gallons of renewable diesel and approximately 20 million gallons of renewable naphtha per year, commenced operations in the fourth quarter of 2022. DGD’s combined renewable diesel and renewable naphtha production capacities increased to approximately 1.2 billion gallons and 50 million gallons, respectively, per year.

The SAF project at the DGD Port Arthur Plant commenced operations in the fourth quarter of 2024. The project provides the plant the optionality to upgrade approximately 50 percent of its renewable diesel annual production capacity to neat SAF.

Marketing
DGD sells renewable diesel, renewable naphtha, and neat SAF under the Diamond Green Diesel® brand primarily to be blended with petroleum-based diesel, petroleum-based gasoline, and conventional jet fuel, respectively, and to end users for use in their operations. DGD distributes its renewable diesel and renewable naphtha via rail and ship domestically and to international markets. DGD distributes its neat SAF via ship and barge to domestic markets. In 2025, DGD expects to also distribute neat SAF via ship and barge to international markets.

Ethanol
Ethanol Plants
Our ethanol business began in 2009 with the purchase of our first ethanol plants. We have since grown the business by purchasing additional ethanol plants. Our 12 ethanol plants are located in the Mid-Continent region of the U.S., and they have a combined ethanol production capacity of approximately 1.7 billion gallons per year. Our ethanol plants are dry mill facilities that process corn to produce ethanol and various co-products, including livestock feed (dry distillers grains, or DDGs, and syrup) and inedible DCOs.
The following table presents the locations of our ethanol plants, their annual production capacities for ethanol (in millions of gallons) and DDGs (in tons), and their annual corn processing capacities (in millions of bushels) as of December 31, 2024.

State	City	Ethanol Production Capacity	DDG Production Capacity	Corn Processing Capacity
Indiana	Bluffton	140	368,000	49
	Linden	140	368,000	49
	Mount Vernon	100	263,000	35
Iowa	Albert City	140	368,000	49
	Charles City	165	434,000	57
	Fort Dodge	150	394,000	52
	Hartley	150	394,000	52
	Lakota	110	289,000	38
Minnesota	Welcome	150	394,000	52
Nebraska	Albion	140	368,000	49
Ohio	Bloomingburg	140	368,000	49
South Dakota	Aurora	150	394,000	52
Total		1,675	4,402,000	583
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

Our capital expenditures attributable to compliance with government regulations, including environmental regulations, did not have a material effect on our total capital expenditures in 2024, and we currently do not expect that compliance with government regulations, including environmental regulations, will have material effects on our total capital expenditures in 2025.

HUMAN CAPITAL

We believe that our employees provide a competitive advantage for our success. We seek to foster a strong team culture that supports our employees, and we strive to provide a safe, healthy, and rewarding work environment for our employees with opportunities for professional growth and long-term financial stability.

Headcount
On December 31, 2024, we had 9,922 employees. These employees were located in the following countries:

Country	Number of Employees
U.S.	8,273
Canada	647
U.K. and Ireland	839
Mexico and Peru	163
Total	9,922

Of our total employees as of December 31, 2024, 1,771 were covered by collective bargaining or similar agreements and 9,898 were in permanent full-time positions. See also “ITEM 1A. RISK FACTORS—General Risk Factors—Our business may be negatively affected by work stoppages, slowdowns, or strikes, as well as by new legislation or an inability to attract and retain sufficient labor, and increased costs related thereto.”

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

We believe that having employees from different backgrounds with a variety of talents, experience, education, and perspectives helps create innovative and engaged teams, which provide strengths and advantages for our success. To this end, we are committed to equal employment opportunity without illegal discrimination or harassment based on race, color, religion, national origin, age, sex, marital status, physical or mental disability, veteran status, or any other characteristic protected under applicable law.

In accordance with our obligations as a federal contractor, we are committed to hiring and retaining veterans and reservists of the U.S. Armed Forces, as well as individuals with disabilities. As of December 31, 2024, approximately 11 percent and 13 percent of our U.S. employees were veterans and reservists of the U.S. Armed Forces, and individuals with disabilities, respectively.

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

To assess safety performance, we measure our annual total recordable incident rate (TRIR), which includes data with respect to our employees and contractors and is defined as the number of recordable injuries per 200,000 working hours. We also annually measure our Tier 1 Process Safety Event Rate, which is a metric defined by the American Petroleum Institute that identifies process safety events per 200,000 total employee and contractor working hours. We use these measures and believe they are helpful in assessing our safety performance because they evaluate performance relative to the numbers of hours being worked. These metrics are also used by others in our industry, which allows for a more objective comparison of our performance. Our refinery employee and contractor TRIR for 2024 was 0.16 and 0.25, respectively, and our refinery Tier 1 Process Safety Event Rate for 2024 was 0.04.

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

We believe that it is important to reward employee performance and have an annual bonus program that rewards company achievements in various operational, financial, and strategic objectives. While such objectives include typical financial performance metrics, we believe performance in areas such as sustainability, human capital management, environmental stewardship (including health, safety, and environment), compliance, corporate citizenship, and community are also important, and our annual bonus program rewards achievements in these areas.
Our compensation programs are designed with consideration of anti-discrimination laws, and are built upon a foundational philosophy of market-competitive and performance-based pay.

Training and Development
We offer a comprehensive training and development program for our employees in subjects such as engineering and technical excellence, safety, environmental, maintenance and machinery/equipment repair, ethics, leadership, and employee performance. We also require all employees to complete training on technical matters, such as cybersecurity and information technology security, and various compliance and corporate conduct matters, including business ethics, conflicts of interest, and anti-bribery and anti-corruption, among others. Our employee development initiatives include customized professional and technical curriculums, efforts to engage our leadership in the employee’s development process, and providing employee performance discussions. We offer virtual training, which allows for additional availability and access for employees located across our many facilities.

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

PROPERTIES

Our principal properties are described in “OUR OPERATIONS” above and that information is incorporated by reference into this item. We believe that our properties are generally adequate for our operations and that our refineries and plants are maintained in a good state of repair. As of December 31, 2024, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed in Note 5 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item. Financial information about our properties is presented in Note 6 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

AVAILABLE INFORMATION

Our website address is www.valero.com. Information (including any presentation or report) on our website is not part of, and is not incorporated into, this report or any other report or document we may file with or furnish to the U.S. Securities and Exchange Commission (SEC), whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein, unless specifically identified in such filing as being incorporated by reference in such filing. Furthermore, references to our website URLs are intended to be inactive textual references only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement, and other filings and reports, as well as any amendments to those filings and reports, filed with or furnished to the SEC are available on our website (under Investors > Financials > SEC Filings) free of charge, soon after we file or furnish such material. In addition, the SEC maintains a website address (https://www.sec.gov) where you may access these filings and reports.

Additionally, on our website (under Investors > ESG), we post our Corporate Governance Guidelines and other governance policies, including our Code of Business Conduct and Ethics, and the charters of the committees of our board of directors (Board). In this same location, we also publish our 2024 ESG Report, which includes our 2024 SASB Report, our GHG targets and other disclosures, as well as disclosures concerning our political engagement and trade associations. These documents are available in print to any stockholder that makes a written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000. These reports and disclosures are not a part of this annual report on Form 10-K, are not deemed filed with the SEC, and are not to be incorporated by reference into any of our filings with the SEC, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein, unless specifically identified in such filing as being incorporated by reference in such filing.

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

Our financial results are affected by the relationship, or margin, between our product prices and the prices for crude oil, corn, and other feedstocks that we purchase, which can vary based on global and regional market conditions, as well as by type and class of product or feedstock. Historically, product margins have been volatile, and we believe they will continue to be volatile in the future. Our cost to acquire feedstocks and the price at which we can ultimately sell products depend upon several factors beyond our control, including global and regional supplies, inventory levels, and availability of and demand for feedstocks (such as crude oil, waste and renewable feedstocks, and corn), liquid transportation fuels (such as gasoline, diesel, renewable diesel, SAF, and ethanol), and other products. These in turn depend on, among other things, global and regional production levels or capacities of suppliers and competitors, natural gas and electricity availability and costs, economic activity and growth levels (or the lack thereof), U.S. and foreign relations, political affairs, government regulations, and the events described in many of the other risk factors below. The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) and other petroleum-producing nations that collectively make up OPEC+ to agree on and to maintain crude oil price and production controls has also had, and is likely to continue to have, a significant impact on the market prices of crude oil and certain of our products. Although several refinery closures have recently been announced and others are expected in the future, there have also been recent additions to global refining capacity, which create risks and uncertainties related to product margins, volatility, and market perceptions of the refining industry. Regarding low-carbon fuels margins, see also, among other risk factors set forth below, “We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels.”

Some of these factors can vary globally or regionally and may change quickly, adding to market volatility, while others may have longer-term effects. The longer-term effects of these and other factors on product margins are uncertain. We do not produce crude oil, waste or renewable feedstocks (except inedible DCOs), corn, or other primary feedstocks, and must purchase nearly all of the feedstocks we process. We generally purchase our feedstocks long before we process them and sell the resulting products. Price level changes during the period between purchasing feedstocks and selling the resulting products have had, and could continue to have, a significant effect on our financial results. A decline in market prices for our products and feedstocks has also had, and could again have, a negative impact to the carrying value of our inventories. Factors outside of our control, such as economic, legal, regulatory, and political uncertainties, global geopolitical and other conflicts and tensions, inflation (and the potential for increased prices to reduce demand), prolonged periods of high interest rates, and public health crises (such as the COVID-19 pandemic) have negatively affected, and many such factors could continue to negatively affect, economic activity and growth levels of the U.S. and other countries. In turn, the demand for and consumption of our products, and also our revenues, margins, growth prospects, and capital allocation decisions have been and could again be negatively impacted.

A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils. These crude oil feedstock differentials vary significantly depending on many factors, including global and regional economic conditions, trends and conditions within crude oil and refined petroleum products markets, and the events described above and in many of the other risk factors below. Previous declines in such differentials have had, and any future declines will likely again have, a negative impact on our results of operations.

Industry, market, and other developments could decrease the demand for our products.

A reduction in the demand for our products could result from events and trends such as increases in fuel efficiency, decreases in travel or fuel consumption levels, and a transition by consumers to alternative fuel vehicles, such as electric vehicles (EVs) and hybrid vehicles, in each case, whether as a result of government mandates or incentives, industry developments, societal changes, or sentiment or perception with respect to our products, or fossil fuels and GHG emissions generally. New developments may alter consumer fuel or energy preferences or make alternative fuel vehicles more affordable or desirable, including improvements in battery and storage technology, increases in driving ranges, increased availability of charging stations and other infrastructure, expanded and more reliable supply chains, improvements in hydrogen fuel cell technology, and other technological changes. Any such developments could increase consumer acceptance and result in greater market penetration of alternative fuel vehicles or otherwise decrease the demand for our products. There may also be new entrants into the low-carbon fuels industry that could meet demand for lower-carbon transportation fuels and modes of transportation in a more efficient or less costly manner than our technologies and products. Other companies have made, or announced interest in making, investments in renewable diesel, SAF, and other low-carbon projects. As a result, our low-carbon fuels businesses have faced, and will likely continue to face, increased competition for feedstocks and customers. While we cannot currently predict the ultimate form, timing, or extent of these developments, any such event could materially and adversely affect our margins and sales volumes, and in turn our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from sentiment towards climate-related matters, fossil fuels, GHG emissions, and other sustainability-related matters.

In recent years, a number of advocacy groups, both in the U.S. and internationally, have campaigned for government and private action to promote climate-related and other sustainability-related initiatives through activities including public pressure, investment, engagement, and voting practices. These activities have included promoting the divestment of securities of fossil fuel companies, pressuring such companies to commit to future output reductions, to align with net-zero commitments, or to implement costly practices or technology to reduce GHG emissions, and pressuring lenders, insurers, investors, and other market participants to otherwise limit or curtail activities with or involving fossil fuel companies. As a result, we believe some parties have reduced or ceased lending to, investing in, or insuring fossil fuel companies. If these or similar efforts are continued or increased, it could negatively impact our operating costs and capital allocation decisions, as well as our ability to access capital markets, obtain new investment or financing, or to adequately insure our business and operations.

These activities have also contributed to increasing societal, investor, and legislative focus and pressure on additional actions and disclosures related to, among others, climate-related matters, GHG emissions and reduction targets, business resilience under the assumptions of demand-constrained scenarios, net-zero ambitions, alignment with third-party frameworks, human capital management, political activities, environmental justice, and racial equity audits. This has included more frequent attempts to effect business or governance changes through mechanisms such as stockholder proposals, vote-no campaigns, exempt proxy solicitations, and other public pressure. As a result, we have faced, and expect to continue to face, increasing pressure regarding our efforts and disclosures with respect to GHG emissions reductions/displacements (including our methodologies and timelines with respect thereto) and other sustainability-related matters, including negative publicity, prescriptive stockholder requests, and demands for engagement thereon. Sentiment towards many environmental, social, and governance (ESG)-related practices has also become increasingly politically charged, and scrutiny and skepticism thereof and “anti-ESG” sentiment has caused, and could continue to cause, additional demands on companies.

Responding to such focus and pressure has been, and will likely continue to be, costly and time-consuming. The methodologies, standards, and requirements for tracking and reporting GHG emissions and other sustainability-related matters have not been standardized or harmonized, and many continue to evolve. Our interpretations of various voluntary or required reporting standards may also differ from those of others. As a result, our metrics, targets, and other disclosures with respect to such matters may not necessarily be calculated or presented in the same manner or be comparable to similarly titled measures presented by us in other contexts, or to disclosures by others. We believe that our disclosures and methodologies related to such matters reflect our business strategy and are reasonable at the time made or used. However, as our business, strategy, low-carbon projects, market and financial conditions, and/or applicable methodologies, standards, or requirements continue to develop and evolve, we may significantly revise or cease reporting or using certain such disclosures and methodologies if we determine that they are no longer advisable or appropriate, or we are otherwise required to do so. Any actual or perceived failure by us to achieve our publicly disclosed targets or long-term ambition with respect to GHG emissions reductions/displacements within the timelines we have announced, or at all, or a revision thereof or to our other sustainability-related disclosures, could cause reputational harm, and expose us to litigation or regulatory enforcement, among other negative impacts.

We are subject to risks arising from the cost and availability of natural gas and electricity.

Our operations depend on the reliable supply of natural gas and electricity. We consume significant amounts of natural gas and electricity to operate our refineries and plants, and natural gas and electricity prices have a measurable effect on the total cost of our operations. We also purchase other commodities whose prices may vary depending on the prices of natural gas or electricity. The volatility of prices for both natural gas and electricity represent an ongoing challenge to our operating results. Additionally, the availability and cost of natural gas and electricity have been, and could continue to be, affected by numerous events, such as government regulations, rate increases, weather (e.g., hurricanes and periods of extreme heat or cold), logistics interruptions, electric grid outages, cybersecurity incidents, intermittent electricity generation (particularly from wind and solar), hostilities, terrorism, protests, sanctions, human error, and supply and demand imbalances for natural gas and electricity. For example, the real-time market structure of the largest grid operator in Texas exposes many of our refineries and operations located in Texas to “scarcity pricing” during periods of supply and demand imbalance. As electrification continues to grow, or if there are increased restrictions or costs imposed on the ability of utilities or power suppliers to utilize certain energy sources (such as through restrictions on, or other pressure not to use, fossil fuel or nuclear-generated electricity), there will likely be increased strains on and risks to the integrity, reliability, and resilience of electrical grids, and increased volatility and tightness in natural gas and electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our natural gas and electricity supplies and may cause sporadic outages disrupting our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence (AI), computer processing, cryptocurrency mining, and cloud storage, and the data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which would exacerbate the foregoing challenges, including increasing costs. Increased government regulations and opposition to pipeline construction and electricity generation and transmission projects have also resulted in, and could continue to result in, the underinvestment in, or unavailability of, the infrastructure and logistics assets needed to obtain natural gas and electricity in a reliable and cost-efficient manner. While we actively manage these risks through contracting and hedging our exposure to price volatility as appropriate, and by pursuing projects that reduce our reliance on third parties and fortify the resilience of our assets, increases in prices for natural gas and electricity, or disruptions to our supplies thereof, have had, and could again have, a material adverse effect on our business, financial condition, results of operations, and liquidity.

We are subject to risks related to the costs and availability of our feedstocks and other critical supplies.

We source our petroleum-based and low-carbon fuel feedstocks, as well as many other critical supplies, such as catalyst, chemicals, treating materials, and metal-based consumables from suppliers throughout the world. We are, therefore, subject to the political, geographic, and economic risks attendant to doing business with suppliers located in, and supplies originating from, different areas across the world, including global geopolitical and other conflicts and tensions (such as the Russia-Ukraine conflict and turmoil in the Middle East and other producing regions) that have impacted, and may continue to impact, trade flows and transportation costs. If one or more of our supply contracts were terminated, or if political or other events were to disrupt our traditional feedstock and other critical supplies, we believe that adequate alternative supplies would be available, but it is possible that we would be unable to find adequate or optimal alternative sources of supply. Our refineries and plants without access to waterborne deliveries or offtake must rely on rail, pipeline, or ground transportation and thus have been, and will likely continue to be, more susceptible to such risks. If we are unable to obtain adequate or optimal volumes, or are able to obtain such volumes only at increased prices or costs, our business, financial condition, results of operations, and liquidity could be materially and adversely affected, including from reduced product sales volumes or higher operating costs. The U.S. government can also prevent or restrict us from doing business in or with other countries. For example, U.S. sanctions targeting Russia, Iran, and Venezuela limit or ban the ability of most U.S. companies to engage in petroleum-related transactions involving these countries. U.S. and other government sanctions and actions by governments and private market participants to refrain from purchasing or transporting crude oil and petroleum-based products from particular countries have impacted, and may continue to impact, trade flows, and our access to business opportunities in various countries. The U.S. federal government under the current presidential administration has also implemented and indicated the potential for new or revised tariffs, duties, sanctions, and other actions with respect to U.S. and foreign trade, manufacturing, and investment, and some foreign governments have in turn implemented or indicated the potential for similar responses impacting U.S. goods and/or foreign operations and businesses dealings of U.S. companies. While there is currently a lack of certainty around the likelihood, timing, and details of many such actions, similar events have in the past had, and could again have, an adverse effect on our ability to obtain optimal or adequate volumes of feedstocks and other critical supplies at favorable prices and costs.

Although the other joint venture member in DGD supplies some of DGD’s waste feedstock at competitive pricing, DGD must still secure a significant amount of its waste and renewable feedstock requirements from other sources. If DGD’s traditional feedstock supplies are disrupted, or become limited or only available on unfavorable terms, or if U.S. policies (such as recent IRS guidance regarding the 45Z tax credit under the IRA) disfavor foreign feedstock supplies making their use economically impracticable, DGD could be required to develop alternate sources of supply and increase its use of certain feedstocks that result in lower-margin products or curtail production. As the production of renewable diesel and other low-carbon fuels has increased, as well as the competition for feedstocks, DGD has increasingly been required to source a greater amount of its feedstocks from international sources, which intensifies its exposure to political, geographic, regulatory, tax, and economic risks associated with international sourcing of supplies. Any such disruption to DGD’s feedstock supply could adversely impact its and our business, financial condition, results of operations, and liquidity.

Our Ethanol segment relies on corn sourced from local farmers and commercial elevators in the Mid-Continent region of the U.S., and such supply is acutely exposed to the effects that weather and other environmental events in that region can have on the amount or timing of crop production. Crop production is also affected by government policies (such as farming subsidies and low-carbon fuels incentives) and by market events (such as changes in fertilizer prices and rail disruptions). Reductions or delays in crop production from these or other events could reduce and disrupt the supply of, or otherwise increase our costs to obtain, corn for our Ethanol segment, and such events have occurred periodically.

We are subject to risks arising from our refining and marketing operations outside of the U.S.

We have operations, including marketing activities, outside of the U.S., particularly in Canada, the U.K., Ireland, Mexico, and Peru, and are subject to disruptions and developments in any of these markets, including due to actual or alleged violations of law; expropriation or impoundment of assets; failure of foreign governments and state-owned entities to honor their contracts; differential treatment of state-owned entities; property disputes; economic instability; currency exchange rates, including the value of the Canadian dollar, the pound sterling, the euro, the Mexican peso, and the Peruvian sol relative to the U.S. dollar; restrictions on the transfer of funds; duties and tariffs; fees; taxes or penalties; transportation delays; import and export controls; labor unrest; security issues; government decisions, orders, mandates, investigations, regulations, and issuances or revocations of permits and authorizations; the effects of military conflicts; and changing regulatory, judicial, and political environments, including changes impacting foreign trade and related matters. The occurrence of any such event could result in the halting, curtailing, or cessation of operations at impacted facilities; commercial restrictions; delay, denial, or cancellation of projects, permits, and authorizations; and increased costs, fines, penalties, and burdens; any of which could result in a material adverse effect on our business, financial condition, results of operations, and liquidity. Although we actively seek to manage these risks, we have experienced some of these events in the past and could experience additional events in the future. As noted above, various governments across the world have implemented or indicated the potential for new or revised tariffs, duties, sanctions and other actions with respect to U.S. and foreign trade, manufacturing, and investment. While there is currently a lack of certainty around the likelihood, timing, and details of many such actions, similar events have in the past had, and could again have, an adverse effect on our foreign operations and investments, and the competitiveness of our products globally.

We are subject to risks arising from transportation and logistics disruptions and availability.

In addition to our own logistics assets, we use the services of third parties to transport feedstocks to our refineries and plants and to transport our products to market. If the ability of the logistics assets used to transport our feedstocks or products is disrupted, or there are increased prices or costs with respect thereto, whether because of labor issues, weather events, dock availability, water levels of key waterways for trade, pipeline, rail, trucking, or maritime disruptions, cybersecurity incidents, accidents, derailments, collisions, fires, explosions, natural catastrophes, spills, public health crises, terrorism, hostilities, rate increases, or other government or third-party actions (including protests and human error), it could have a material adverse effect on our business, financial condition, results of operations, and liquidity. Although we actively seek to manage these risks, we have experienced some of these events in the past and could experience additional events in the future.

Competitors that produce their own supply of feedstocks, own their own retail sites, operate in different regions, or have greater financial resources may have a competitive advantage.

The refining and marketing industry is highly competitive with respect to both feedstock supply and refined petroleum product markets. We compete with many companies for available supplies of crude oil and other feedstocks, and for third-party retail outlets for our petroleum-based products. We do not produce any of our primary feedstocks (except inedible DCOs) and we do not have a company-owned retail network. Some of our competitors, however, obtain a significant portion of their feedstocks from company-owned production, have extensive networks of retail sites, have different revenue streams (such as from chemicals or integrated operations), and operate in different regions. Such competitors are at times able to offset or avoid losses or decreased profitability from downstream operations generally, or in challenging regions, with such other operations, and may be better positioned to withstand periods of depressed product margins or feedstock disruptions. Some of our competitors also have materially greater financial and other resources than we have and may have a greater ability to bear the economic risks inherent to our industry.

We are subject to risks arising from an interruption in any of our refineries or plants.

Our refineries, DGD Plants, and ethanol plants are our principal operating assets and are subject to planned and unplanned downtime and interruptions. Our operations could also be subject to significant interruption if any of our refineries or plants were to experience a major accident or mechanical failure, be damaged by severe weather or natural disasters (such as hurricanes), or man-made disruptions (such as cybersecurity incidents, terrorism, protests, or human error), or otherwise be forced to shut down or curtail operations. Any such interruption could materially and adversely affect our earnings (to the extent not recoverable through insurance) because of lost productivity and repair and other costs. Significant operational interruptions could also lead to increased volatility in the price of our feedstocks and many of our products. We have experienced some of these events in the past, and although we focus on maintaining safe, stable, and reliable operations, we may experience additional events in the future.

Large capital and other strategic projects can take many years to complete, and the legal regulatory, and political environments or other market conditions may change or deteriorate over time.

We engage in capital and other strategic projects based on many factors, including the forecasted project economics, legal, regulatory, and political environments, and the expected return on the capital to be deployed. Such projects can take many years to complete, during which time such environments or other market conditions may change from our forecast, particularly with respect to low-carbon projects such as those related to SAF and carbon capture and sequestration. Supply chain disruptions may also delay projects or increase the costs associated therewith. As a result, such projects may not be completed on schedule or budget, or at all, and may not achieve their expected returns, which could negatively impact our business, financial condition, results of operations, and liquidity.

In addition, challenges to or opposition of fossil fuel infrastructure projects continue to make the approval and completion of such projects more difficult and costly. Despite various government and third-party support for and acknowledgement of the importance of certain low-carbon fuels and technologies, such as carbon capture and sequestration, there has also been growing regional political, environmental, and other opposition to many such projects. Such opposition may affect grants of the relevant permits or authorizations by government or judicial officials, or grants of easements or rights-of-way by land owners, and has previously resulted in, and could again result in, permits and other authorizations being challenged, delayed, denied, revoked, appealed, or granted subject to onerous conditions. In certain instances, this has resulted in, and could again result in, the cancellation or restructuring of projects and costs and charges related thereto.
Our investments in joint ventures and other entities decrease our ability to manage risk.

We conduct some of our operations through joint ventures in which we share control over certain economic, legal, and business interests with other joint venture members. We also conduct some of our operations through entities in which we have a minority or no equity ownership interest, such as the variable interest entities (VIEs) described in Note 12 of Notes to Consolidated Financial Statements. The other joint venture members and the third-party equity holders of the VIEs have certain economic, business, or legal interests, opportunities, or goals that are inconsistent with or different from our own, have different liquidity needs or financial condition characteristics than our own, are subject to different legal or contractual obligations than we are, and may be unable to meet their obligations, each of which exposes us to risks. For example, while we operate the DGD Plants and perform certain day-to-day operating and management functions for DGD, we do not have full control of every aspect of DGD’s business and certain significant decisions concerning DGD require approval from the other joint venture member, including acquiring or disposing of assets above a certain dollar threshold, making certain changes to its business plan, raising debt or equity capital, altering its distribution policy, and certain other transactions. While we consolidate certain VIEs, we do not have full control of every aspect of these VIEs, their debt or financing decisions that are reflected in our consolidated financial statements, or the actions taken by their third-party equity holders, some of which have affected, and could continue to affect, our business, legal position, financial condition, results of operations, and liquidity. Failure by us, an entity in which we have a joint venture interest, or the VIEs to adequately manage the risks associated with such entities, and any differences in views among us and such third parties, could prevent or delay actions we prefer to take, expose us to legal, regulatory, and reputational risks, and have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We may incur losses and additional costs as a result of our hedging transactions.

We currently use derivative instruments as described in Note 19 of Notes to Consolidated Financial Statements, and we expect to continue their use in the future. If the instruments we use to hedge our exposure to various risks are not effective or expose us to other unexpected events, we may incur losses or charges, and we have experienced such events in the past. We also have incurred, and may again incur, additional costs or charges related to changes in applicable regulations on such instruments.

Legal, Government, and Regulatory Risks

We are subject to risks arising from legal, regulatory, and political developments regarding climate-related matters, GHG emissions, and the environment, or that are adverse to or restrict refining and marketing operations.

Many government authorities across the world have imposed, and may impose in the future, laws, regulations, and policies designed to facilitate less petroleum-dependent modes of transportation (e.g., increases in fuel economy or efficiency standards, low-carbon fuel standards, restrictions and bans on vehicles using internal combustion engines, tariffs, duties, tax incentives, and EV subsidies), which could reduce demand for our petroleum-based products and/or all liquid transportation fuels. For example, CARB’s current Scoping Plan identifies strategies to reduce liquid petroleum consumption in California by 94 percent by 2045, and CARB has approved a series of related rulemakings discussed below. The European Union (EU), the U.K., Canada, and Quebec have each adopted what they refer to as “zero-emissions vehicle” mandates and other government authorities across the world, such as Mexico, Quebec, and other U.S. states have also announced, adopted, or are considering, restrictions on the sale of new internal combustion engine vehicles, stricter tailpipe emissions standards, and/or limitations on or penalties on the use of certain petroleum-based products and biofuel feedstocks.
The U.S. federal government under the previous presidential administration was also aggressive in the scope, magnitude, and number of actions it took for the stated purpose of addressing GHG emissions and other environmental matters, including efforts to limit or eliminate petroleum-dependent modes of transportation. For example, the previous administration utilized a “whole of government” approach to climate-related initiatives that sought to organize and deploy the full capacity of the U.S. federal government in novel and coordinated ways to limit or eliminate the use of most petroleum-based products. The previous administration also issued a number of related executive orders seeking to limit or eliminate petroleum-based fuels by imposing mandates of so-called 100 percent zero-emission vehicle acquisitions and setting ambitious decarbonization goals. These actions contributed to a number of U.S. federal rulemakings and other actions, as well as similar actions by U.S. state and local governments, that disfavor petroleum-dependent modes of transportation and in many cases ignore or downplay the full life cycle carbon footprint of EVs, and thereby seek to inappropriately advantage EVs over internal combustion engine vehicles. For example, the EPA issued its “Revised 2023 and Later Model Year Light-Duty Vehicle Greenhouse Gas Emission Standards,” revising the GHG emissions standards for light-duty vehicles for 2023 and later model years at a level that cannot be achieved by internal combustion engine vehicles through improvements in combustion efficiency. The National Highway Traffic Safety Administration (NHTSA) also similarly issued its “CAFE Standards for MY 2024-26 Passenger Cars and Light Trucks,” increasing the corporate average fuel economy and carbon dioxide standards for certain passenger cars and light-duty trucks such that automakers cannot demonstrate compliance without increasing the sales of EVs. Together, these federal regulations seek to significantly increase the market penetration of EVs and other alternative fuel vehicles and reduce U.S. gasoline consumption. The IRA also includes substantial subsidies to promote EVs and other alternative fuel vehicles. Additionally, in November 2023, the Federal Highway Administration finalized rules that require certain U.S. state departments of transportation and metropolitan planning organizations to establish declining tailpipe carbon dioxide emissions targets for motor vehicles. Moreover, in March 2024, the EPA announced new, more ambitious emissions standards for light-, medium-, and heavy-duty vehicles for model years 2027 to 2032 that the agency expects will drive a significant increase in the percentage of new vehicles sold in the U.S. to be EVs or other alternative fuel vehicles. In May 2024, the EPA published final rules intended to sharply reduce emissions of methane and other air pollution from oil and gas operations, and within such rules, the EPA nearly quadrupled its estimate of the “social cost” of carbon dioxide, a measure that is often used by certain U.S. federal agencies as part of their analyses of the costs and benefits of more stringent regulations on GHG emissions. In June 2024, NHTSA also issued final rules increasing both the fuel economy standard for passenger cars and light trucks for model years 2027 to 2031 and the fuel efficiency standards for heavy-duty pickup trucks and vans for model years 2030 to 2035.

The current U.S. presidential administration has expressed a different approach with respect to U.S. climate, environmental, and energy policies and has revoked many of the previous administration’s executive orders and directives, and has indicated an intention to modify or eliminate many of the aforementioned laws and regulations, several of which are also currently being litigated, or may be subject to future legal challenges. However, the ultimate timing and outcome with respect to any modifications or eliminations of such laws and regulations, which would likely require action by the U.S. Congress or a federal agency or department, as well as pending or future litigation, are currently unknown and are subject to considerable uncertainty. It is also currently uncertain whether and to what extent any U.S. state and local governments will still pursue the prior administration’s agenda on such matters.

In addition to these U.S. federal measures, in March 2022, the EPA reinstated a waiver of preemption under federal law authorizing California to implement its “Advanced Clean Cars I” rule requiring sales of increasing percentages of alternative fuel vehicles, thereby also reviving other U.S. states’ ability to adopt standards identical to California’s. In November 2022, California approved its “Advanced Clean Cars II” rulemaking, which similarly requires an increasing percentage of “zero-emission” light-duty vehicle sales through 2035, at which time 100 percent of new light-duty vehicle sales in California must be zero-emission vehicles. The EPA recently granted CARB’s request for a waiver of preemption for Advanced Clean Cars II and other preemption waiver requests. Several other U.S. states have already adopted, or are expected to adopt, similar laws, regulations, or mandates. California is also pursuing similar zero-emission vehicle mandates for medium- and heavy-duty vehicles via its “Advanced Clean Trucks” rulemaking and its “Advanced Clean Fleets” rulemaking. Additionally, in July 2023, CARB announced a “Clean Truck Partnership” with various U.S. truck and engine manufacturers and the Truck and Engine Manufacturers Association that is aimed at advancing the development of EVs or other alternative fuel vehicles for the commercial trucking industry regardless of whether the regulatory mandates survive legal challenge. While many of these measures are currently being litigated, or may in the future be subject to legal challenges, we face a risk that automakers will nevertheless move forward with changing their manufacturing and marketing practices.

Moreover, there have been various international climate accords and multilateral agreements aimed at reducing GHG emissions. While the current U.S. presidential administration has ordered the U.S. withdrawal from the 2015 Paris Agreement, and many international accords and multilateral agreements are not legally binding, they have in certain instances resulted in, and are expected to continue to result in, additional government and regulatory actions across the world that are adverse to our industry. Incentives to conserve energy or use renewable energy could also negatively impact our industry.

Government authorities across the world have also announced, imposed, or are considering, taxes or penalties on fossil fuel companies for profits or windfalls, or margins above a certain level, carbon border adjustments, fees, and other regulations that are adverse to or restrict refining and marketing operations, could increase costs, and limit profitability. For example, California’s Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2) and Assembly Bill No. 1 (ABx 2-1), as described in Note 2 of Notes to Consolidated Financial Statements, present considerable uncertainty and risks for us.

These legal, regulatory, and political developments, as well as other similarly focused laws and regulations, such as, among others, the California, Quebec and other cap-and-trade programs, the U.K. Emissions Trading Scheme, the Renewable and Low-Carbon Fuel Programs, the South Coast Air Quality Management District’s Rule 1109.1 – Emissions of Oxides of Nitrogen from Petroleum Refineries and Related Operations, CARB’s Control Measure for Ocean-Going Vessels At Berth Rule and its Airborne Toxic Control Measure for Commercial Harbor Craft, reductions in the National Ambient Air Quality Standards, bans or restrictions on certain chemicals, feedstocks, products, or processes (such as hydrofluoric acid alkylation), and other laws related to climate, GHG emissions, or environmental, health, or safety matters, have in certain instances resulted in, and are expected to continue to result in, increased costs and capital expenditures that impact our ability to effectively and profitably operate and maintain our facilities. These include things such as (i) restrictions on certain refinery operations, (ii) and requirements to modify our operations or install new emissions controls or other equipment, and (iii) costs to administer our obligations under the Renewable and Low-Carbon Fuel Programs. Such risks are particularly acute in California due to the pace and scope of anti-fossil fuel developments there.

Many of these matters and developments (including SBx 1-2 and ABx 2-1) are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, pending or future legal challenges, and potential or future changes in law, regulation, or policy, as noted above, and it is not currently possible to predict the ultimate effects thereof on us. However, such events could adversely restrict or affect our refining and marketing operations and limit our profitability; cause us to make changes with respect to our business plan, strategy, operations, and assets, including our current financial and accounting estimates and assumptions; cause a reduction in demand for our products; and result in negative publicity, litigation, and regulatory enforcement; each of which could materially and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels.

As described under “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand,” government authorities across the world have issued, are considering issuing, and/or are altering existing low-carbon fuel regulations, policies, and standards to address GHG emissions and the percentage of low-carbon fuels in the transportation fuel mix. We strategically market our low-carbon fuels based on regional policies, regulations, feedstock preferences, CI scores, and our ability to obtain fuel pathways, credits, certifications, and incentives. A significant portion of our low-carbon fuels are sold in California, Canada, and the U.K. Regarding the RFS, in June 2023, the EPA announced final rules that increase RVOs for 2023, 2024, and 2025, and in December 2024, the EPA proposed partially waiving the compliance year 2024 RVO for cellulosic biofuel, extending the reporting deadline for 2024, and revising certain biogas provisions. Regarding the LCFS, in November 2024, CARB approved updates thereto that set targets to reduce the CI of California’s transportation fuel pool by 30 percent by 2030 and by 90 percent by 2045, increase support for so called “zero-emissions” infrastructure, and make more transit agencies eligible to generate credits, although such amendments were recently paused.

We are exposed to the volatility in the market price of RINs, LCFS credits, and other credits, as described in Note 20 of Notes to Consolidated Financial Statements. We cannot predict the future prices of RINs, LCFS credits, or other credits. Prices for RINs, LCFS credits, and other credits are dependent upon a variety of factors, including, as applicable, EPA and U.S. state regulations, regulations of other countries and jurisdictions, the availability of RINs, LCFS credits, and other credits for purchase, transportation fuel production levels (which can vary significantly each quarter), approved CI pathways, and CI scores. Future RVOs, RFS changes, the ability to sell “E15” fuel year-round, and actions related to small refinery exemptions may also affect RIN prices, and certain such actions have recently been proposed or are currently being challenged. For example, if the RVOs for cellulosic biofuel are high relative to D3 RIN generation, RIN prices may rise, and the EPA may or may not issue cellulosic waiver credits in time to moderate price spikes, if at all. If an insufficient number of RINs, LCFS credits, or other credits are available for purchase (or available only at increased prices), or if we are otherwise unable to meet our obligations under the Renewable and Low-Carbon Fuel Programs (for example, if there were to be demand destruction for gasoline, diesel, and renewable fuels resulting from displacement of internal combustion engine vehicles with EVs that results in production falling short of established RVOs, an acceleration of the “blendwall,” or other significant deviations from projected volumes), our business, financial condition, results of operations, and liquidity could be adversely affected. The adoption of any “eRIN” program could also increase RIN price volatility and result in other adverse impacts that cannot be fully predicted at this time.

The Renewable and Low-Carbon Fuel Programs and the U.S. federal tax incentives related to low-carbon fuels (such as the IRA) are complex, can be subject to interpretative uncertainty, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls for compliance, and imposing strains on company resources. In addition to regulation, demand is growing for low-carbon fuels certified through various voluntary certification bodies such as the International Sustainability and Carbon Certification system, which presents business opportunities, but also entails additional strains on company resources. These regulations, policies, and standards have a significant impact on the market prices of low-carbon fuel feedstocks and products, and in turn the margins on our low-carbon fuels. Our low-carbon fuels businesses could be materially and adversely affected if (i) such regulations, policies, and standards are adversely changed or interpreted, unavailable, or discontinued, including due to adverse changes in the perception of low-carbon fuels, (ii) any of our low-carbon fuels products, or the feedstocks used in their production, do not comply therewith, or would result in reduced benefits or incentives thereunder, or (iii) we are unable to satisfy or maintain the conditions of any approved pathways or certifications thereunder, or under voluntary certifications. Such changes or developments could also negatively impact our low-carbon projects.

Other applicable environmental, health, and safety laws and regulations expose us to various risks.

Our operations are also subject to other extensive environmental, health, and safety laws and regulations by various levels of government authorities where we operate or have operated, including those relating to the release or discharge of materials into the environment, waste management, pollution prevention, air emissions, and characteristics and composition of fuels. Certain of these laws and regulations have in the past imposed, and could again impose, obligations on us to conduct assessment or remediation efforts at our current or formerly owned facilities or third-party sites where we have taken wastes for disposal or where our wastes may have migrated. The principal environmental risks associated with our operations are air emissions, waste handling, and releases into the soil, surface water, or groundwater. Such laws and regulations have also imposed, and may again impose, liability on us for our acts or omissions, or those of others, without regard to noncompliance, causation, contribution, negligence, or fault.

Because environmental, health, and safety laws and regulations have become more complex and stringent and new or revised laws and regulations are continuously being enacted or proposed, and are being interpreted and applied in new and controversial ways, the level of costs required for such matters has increased and may continue to increase. Additionally, U.S. federal and many state regulatory agencies have become increasingly aggressive in the scope and frequency of, and the magnitude and type of the relief sought by, the enforcement and investigative actions they have pursued under applicable environmental, health, and safety laws and regulations, particularly with respect to fossil fuel companies. This has been particularly acute in California. Such enforcement and investigative actions, as well as threats thereof, have resulted in, and are expected to continue to result in, increased costs, expenses, and negative publicity. Even if the current U.S. presidential administration pursues a less aggressive approach with respect to environmental regulation and enforcement, there may continue to be citizen suits seeking to enforce such laws and regulations. Despite our efforts to maintain safe and environmentally responsible operations, in certain instances we have faced, and may continue to face, changing regulatory interpretations, fines or penalties, and liability for personal injury, property, and natural resource damage, environmental justice impacts, and assessment and remediation costs due to actual or alleged emissions, pollution, discharges, and/or contamination. We are also exposed to potential liability and costs related to regulated chemicals and other regulated materials, such as various perfluorinated compounds, per- and polyfluoroalkyl substances, benzene, MTBE, and petroleum hydrocarbons, at or from our current and formerly owned facilities, and new or additional regulations with respect to certain such materials have recently been adopted by the EPA and certain U.S. states, and other regulations may arise in the near future. Such liabilities and costs could materially and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from litigation, government action, and mandatory disclosure rules related to climate-related and other sustainability-related matters, or aimed at the fossil fuel industry.

We could face increased climate‐related litigation with respect to our operations, disclosures, or products. Governments and private parties across the world have filed lawsuits or initiated regulatory action against fossil fuel companies. Such lawsuits and actions often allege noncompliance with applicable laws or regulations, or damages they attribute to perceived climate-related matters, and seek damages and/or abatement under various tort and other theories, including under consumer protection, human rights, or constitutional provisions. We have been named as a co-defendant in a lawsuit in state court by a county in Oregon seeking significant damages and abatement under various tort theories (including deceptive disclosures). We intend to vigorously defend against the allegations. However, the ultimate outcome and impact to us of such litigation cannot be predicted with certainty at this time, and we could incur substantial legal costs and reputational damage associated with defending such matter, and an adverse ruling could require us to pay significant damages. Similar lawsuits may be filed in other jurisdictions.

Governments and private parties are also increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements and disclosures by companies regarding climate-related matters and other sustainability-related matters are false or misleading “greenwashing” that violate deceptive trade practices, consumer protection statutes, or other similar laws and regulations, or are fraudulent or misleading under applicable corporate or securities laws and regulations. Similar issues can also arise relating to aspirational statements, such as net-zero or carbon neutrality targets, or alignment with certain third-party frameworks or standards that are made without an adequate basis to support such statements.

The states of New York and Vermont have also enacted legislation establishing various cost recovery programs designed to upgrade infrastructure and fund community initiatives they designate as purported climate mitigation investments, under which “responsible parties,” which the programs have deemed to include refiners and other fossil fuel companies, bear the costs on a strict liability basis, and other U.S. states have proposed or are considering similar legislation. Certain governmental authorities have also sought to attribute blame for certain perceived climate-related matters primarily to fossil fuel companies, and some are considering legislation that would create private causes of action making them strictly liable for damages incurred in certain natural catastrophes and weather events. These matters present a high degree of uncertainty regarding the extent to which fossil fuel companies face an increased risk of liability and reputational damage stemming from alleged climate-related and other sustainability-related matters. Various U.S. state and local governments have also proposed or are considering imposing taxes (including a recent ballot measure in California), fees, assessments, or tax abatement limitations on fossil fuel companies. See also Note 2 of Notes to Consolidated Financial Statements.

In addition to voluntary disclosures in response to investor and stakeholder requests, many governments have also proposed or adopted regulations that impose disclosure obligations with respect to various climate-related matters and other sustainability-related matters. For example, in March 2024, the SEC adopted sweeping and novel disclosure obligations with respect to GHG emissions reporting, which are currently stayed pending litigation. In addition, in October 2023, California adopted a host of broad and far-reaching climate-related disclosure obligations, including with respect to GHG emissions, climate-related financial-risk reporting, and statements regarding GHG emissions reductions. Other U.S. states have announced or proposed similar regulations. The U.K., Canada, and the EU have also passed laws requiring various burdensome disclosures related to various environmental, climate, social, supply chain, human rights, and other sustainability-related matters. These include, among others, the EU’s Corporate Sustainability Reporting Directive and its Corporate Sustainability Due Diligence Directive, which also provides a private cause of action. Other jurisdictions are considering sustainability-related disclosure laws. Some governments have also adopted regulations, or are launching investigations and requesting information, based on pricing practices in the fossil fuel industry. For example, in September 2022, California adopted the Oil Refinery Cost Disclosure Act (SB 1322), which requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information. Some third parties (including governments) we do business with have begun requesting product-specific GHG emissions disclosures from us in connection with their own reporting or goals. Our efforts to comply with these and other requests and regulations impose a strain on company resources and expose us to risk by requiring disclosure of information that (i) may be protected trade secrets and/or competitively sensitive information, (ii) exposes us to litigation and regulatory actions and investigations, (iii) is inconsistent with other government regulations or our current practices that may utilize different methodologies or standards, (iv) is subject to many assumptions and inherent calculation difficulties, such as accuracy, completeness, and dependence on third parties, and (v) may be perceived in ways that adversely impact our business relationships, credibility, and reputation.

We are subject to risks arising from compliance with and changes in tax laws.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes; indirect taxes (e.g., excise, duty, sales, use, gross receipts, and value-added taxes); and payroll, franchise, withholding, and ad valorem taxes. New and revised tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. For example, the IRA contains significant changes to U.S. tax law including, but not limited to, a corporate alternative minimum tax and a one percent excise tax on the purchase by companies of their own stock. Many of these tax liabilities are subject to periodic audits by the respective taxing authorities. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of any of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, or create issues with respect to certain of our business permits, authorizations, and registrations, and, as a result, our business, financial condition, results of operations, and liquidity. Tax rates in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws or tax treaties (including the global minimum tax), or interpretations thereof, could impact our ability to realize the tax savings recorded to date and adversely affect our future effective tax rates.

Cybersecurity and Privacy Related Risks

We are subject to risks arising from a significant breach of our information systems.

Our information systems and network infrastructure have been and continue to be subject to frequent unauthorized access attempts and other cyber attacks, including ransom-related incidents, which could result in increased costs to detect, prevent, respond to, and mitigate. Such efforts include, among other measures, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. These attacks could also result in (i) a loss of intellectual property, proprietary information, or employee, customer, supplier, or vendor data, (ii) public disclosure of sensitive information, (iii) systems interruption, (iv) disruption of our business operations, (v) remediation costs and repairs of system damage, (vi) reputational damage that adversely affects customer, supplier, or investor confidence, and (vii) damage to our business and competitiveness. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations, as occurred with the Colonial Pipeline cybersecurity incident in May 2021. Although we implement internal controls on the connectivity of third parties to our systems that attempt to prevent or mitigate the impact from incidents affecting third-party systems, we have limited control over ensuring that third parties themselves are consistently enforcing strong controls over their systems. Increased risks of such attacks and disruptions also exist because of global geopolitical and other conflicts and tensions. A breach may also result in legal claims or proceedings against us by our stockholders, employees, customers, vendors, and government authorities. There can be no assurance that our current or future infrastructure protection technologies and disaster recovery plans can prevent or mitigate such breaches, cyber, and ransom-related incidents, or systems failures, any of which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. The continuing and evolving threat of cybersecurity incidents (including through AI) has resulted in increased regulatory focus on prevention and disclosure, such as the directive issued by the U.S. Transportation Security Administration following the Colonial Pipeline cybersecurity incident, the obligations imposed by the U.S. Cyber Incident Reporting for Critical Infrastructure Act adopted in March 2022, and the SEC’s cybersecurity and governance disclosure rules issued in 2023. We have been, and may continue to be, required to expend significant resources to comply with such laws and regulations, and otherwise be exposed to litigation and regulatory enforcement related thereto. See “ITEM 1C. CYBERSECURITY” for additional information on such matters.

Increasing legal and regulatory focus on data privacy and security issues could expose us to increased liability and operational changes and costs.

Along with our own data and information in the normal course of our business, we collect and retain certain data that is subject to specific laws and regulations. The compliant processing of this data domestically and transferring of this data across international borders continues to increase in complexity, which has, and will likely continue, to impose increased strains on company resources for compliance functions related thereto. This data is subject to regulation at various levels of government in many areas of our business and in jurisdictions across the world, including data privacy and security laws such as the EU General Data Protection Regulation, the U.K. Data Protection Act 2018, Quebec’s Bill 64, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and various other comprehensive privacy laws passed by other U.S. states. We also operate in other jurisdictions (such as Mexico and Peru) that have issued, or are considering issuing, data privacy laws and regulations. Additionally, the U.S. Federal Trade Commission has adopted rules requiring the reporting of certain data breaches. As the implementation, interpretation, and enforcement of such laws continues to progress and evolve, there may also be developments that amplify such risks. Any failure by us to comply with these laws and regulations could expose us to litigation and regulatory enforcement.

General Risk Factors

Uncertainty and illiquidity in financial markets, or changes in our credit profile or ratings, can adversely affect our ability to obtain credit and capital, increase our costs, and limit our flexibility.

Our ability to obtain credit and capital depends in large measure on capital markets and liquidity factors that we do not control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing or commercial arrangements may be adversely impacted by prolonged periods of high interest rates, inflation, unstable or illiquid market conditions, or adverse changes in our credit profile or to our credit ratings. These factors could adversely impact and limit our ability to obtain favorable credit and financing, raise our cost of capital, or require us to provide collateral or other forms of security, which would increase our costs and restrict operational and financial flexibility. Unstable or illiquid market conditions and periods of prolonged high interest rates could also negatively impact our pension plans’ assets and funding requirements. From time to time, we may also need to supplement our cash generated from operations with proceeds from financing activities or obtain letters of credit in certain commercial transactions. In addition, we rely on the counterparties to our commercial agreements and commodity hedging and derivative instruments to fulfill their obligations thereunder. Uncertainty and illiquidity in financial markets and periods of prolonged high interest rates could have an adverse impact on the costs or availability of the financial and commercial arrangements provided by such parties, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from severe weather events.

Severe weather events, such as storms, hurricanes, droughts, wildfires, and floods, can impact the supply of, or increase our costs to obtain, feedstocks and other critical supplies (including water), and disrupt our operations. We have incurred, and expect to continue to incur, costs and expenditures associated with severe weather, such as to keep our facilities performing and to mitigate the risks to our operations. If more intense or frequent severe weather events occur, or if our mitigation efforts are unsuccessful, the physical and disruptive impacts could have a material adverse effect on our operations and assets.

Our business may be negatively affected by work stoppages, slowdowns, or strikes, as well as by new legislation or an inability to attract and retain sufficient labor, and increased costs related thereto.

Certain employees at five of our U.S. refineries, as well as at each of our Canada and U.K. refineries and terminal in Montreal, are covered by collective bargaining or similar agreements, which generally have unique and independent expiration dates, and workers at any of our facilities that are not currently represented by a union could vote for such representation in the future. To the extent we are in negotiations for labor agreements at any time, there is no assurance an agreement will be reached without a strike, work stoppage, or other labor action, and such actions have occurred for certain periods in the past. Any prolonged strike, work stoppage, or other labor action at our facilities or otherwise impacting third parties that support our operations could have an adverse effect on our business, financial condition, results of operations, and liquidity. Future labor legislation also could result in labor shortages and higher costs. An inability to recruit, train, and retain adequate personnel, or the loss or departure of personnel with key skills or deep institutional knowledge, may negatively impact our business. Inflation has also caused, and may in the future cause, increases in employee-related costs.

Our ability to adequately insure losses or liabilities arising from various hazards exposes us to risks.

Our business and operations are subject to various hazards common to the industry, including explosions, fires, toxic emissions, transportation hazards, severe weather events, and natural catastrophes (including earthquakes), among others. As protection against these hazards, we maintain insurance coverage against some, but not all, potential losses and liabilities arising from such hazards, and we have experienced, and may again experience, certain uninsured or self-insured events related thereto. Premiums and deductibles for certain insurance policies could increase substantially based on market conditions and certain insurance could become unavailable or available only for limited amounts or types of coverage. If we incur a significant loss or liability for which we are not adequately insured, it could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

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

Our established recovery approach is designed to provide for the ready availability and use of our business-critical processes in the event of any downtime, disaster, or outages. We also seek to identify and mitigate the risks associated with the use of third-party service providers through the review of their security programs prior to our engagement thereof. Additionally, our control environment and internal audit process are designed to bring a systematic, disciplined approach to evaluate our risk management, control, and governance processes concerning cybersecurity and our information security framework.

We have a cybersecurity Incident Response Plan (IRP) that sets forth a process designed to effectively respond to an incident by obtaining information, coordinating activities, assessing results, and communicating applicable developments to our stakeholders, including employees, law enforcement, other external parties and agencies, and our Board. The IRP includes the following major components: preparation, detection and analysis, containment, eradication, notification, recovery, reporting, and lessons learned. Specific technical and legal playbooks have also been developed for data breaches, malware, unauthorized remote access, and ransomware. We have also retained certain third-party experts to assist us with various aspects of incident assessment and response in the event those services become necessary or useful.

Typically, we (i) perform periodic tabletop exercises with a company-wide cross-functional team that are facilitated by a third-party expert and are intended to simulate a real-life security incident, (ii) conduct penetration testing as needed and annually conduct Payment Card Industry Data Security Standard testing and firewall reviews, and have periodically engaged a third-party expert to help therewith, (iii) hold annual cybersecurity awareness trainings, and (iv) periodically engage a third-party expert to conduct a review of our information security framework, which is designed to help identify existing and emerging risks, and mitigate against such risks. These internal efforts and external third-party reviews also support our efforts to regularly assess our information security program and framework against emerging risks, market and industry developments and provide opportunities to make adjustments or enhancements when deemed prudent or necessary. In 2024, we established a company-wide cross-functional team to preliminarily assess the risks and opportunities from conventional and generative AI and will continue these assessments in 2025. To date, there have been no cybersecurity incidents that have materially affected us, or that are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations.

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

Our information services team is led by our Vice President-Information Services and Technology, who also chairs the Infosec Oversight Committee and has approximately 25 years of experience in the information technology industry. Collectively, the members of our Infosec Committee, Infosec Oversight Committee, and Executive Steering Committee have decades of experience within the information technology industry and/or cybersecurity areas. On a monthly basis, our Vice President-Information Services and Technology provides executive management with an Information Security Scorecard, which includes any cybersecurity events that have occurred. If a cybersecurity incident is declared under the IRP, we will evaluate whether such incident might have a material adverse impact on our business, financial condition, results of operations, or reputation, among other considerations, and communicate that discussion to executive management, who will then determine if escalation to the Board is warranted and if further disclosure is required to the SEC and/or other government agencies.

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

Bay Area Air District (BAAD) (formerly known as Bay Area Air Quality Management District) (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2023, we reported that (i) we had received a Notice of Violation (NOV) from the BAAD on March 21, 2019 related to atmospheric emissions of hydrogen commingled with non-methane organic compounds at our Benicia Refinery (the 2019 Atmospheric Emissions NOV), (ii) on December 1, 2020, we had received an NOV from the BAAD related to pressure relief devices in the Benicia Refinery’s Hydrogen Unit (the 2020 Pressure Relief Device NOV), and (iii) on June 17, 2021, October 11, 2021, and January 26, 2022, we had received certain other compliance-related NOVs related to the 2019 Atmospheric Emissions NOV and the 2020 Pressure Relief Device NOV. We resolved the 2019 Atmospheric Emissions NOV, the 2020 Pressure Relief Device NOV, and the related 2021 and 2022 NOVs discussed above with the BAAD in the fourth quarter of 2024.

BAAD (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2023, we reported that on May 1, 2023, the BAAD issued a compliance-related NOV to our Benicia Refinery related to a pressure relief device. We resolved this NOV in the fourth quarter of 2024, along with the 2019 Atmospheric Emissions NOV and the 2020 Pressure Relief Device NOV discussed above.

BAAD (Benicia Refinery). In our annual report on Form 10-K for the year ended December 31, 2023, we reported that we were in the process of working with the BAAD to resolve several other NOVs issued by the BAAD to our Benicia Refinery in 2019 and 2020, which primarily relate to various emissions and related compliance issues. We continue to work with the BAAD to resolve these matters; however, the 2019 and 2020 NOVs discussed above have now been determined to be below the $1 million materiality threshold.

BAAD (Benicia Refinery). In our quarterly report on Form 10-Q for the quarter ended June 30, 2024, we reported that on May 29, 2024, we received an NOV from the BAAD related to leak detection and repair violations at our Benicia Refinery. We resolved the majority of the violations in this NOV in the fourth quarter of 2024, along with the 2019 Atmospheric Emissions NOV and the 2020 Pressure Relief Device NOV discussed above. As a result, this NOV no longer meets the $1 million materiality threshold.

Texas Attorney General (Texas AG) (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2023, we reported that the Texas AG had filed suit against our Port Arthur Refinery in the 419th Judicial District Court of Travis County, Texas, Cause No. D-1-GN-19-004121, for alleged violations of the Clean Air Act seeking injunctive relief and penalties. This suit was filed on July 19, 2019, and we continue to work with the Texas AG to resolve this matter.

ITEM 4. MINE SAFETY DISCLOSURES

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table lists the names and titles of our executive officers (for purposes of Rule 3b-7 under the Securities Exchange Act of 1934) as of the date of this report. There is no arrangement or understanding between any executive officer listed below or any other person under which the executive officer was or is to be selected as an officer. Under our bylaws, our officers are elected annually by our Board, and hold such office until their successor has been chosen and qualified, or their earlier death, resignation, or removal.

Name	Current Position	Age as of December 31, 2024
R. Lane Riggs	Chairman of the Board, Chief Executive Officer and President	59
Jason W. Fraser	Executive Vice President and Chief Financial Officer	56
Gary K. Simmons	Executive Vice President and Chief Operating Officer	60
Richard J. Walsh	Executive Vice President and General Counsel	59
Eric A. Fisher	Senior Vice President Product Supply, Trading and Wholesale	56

Mr. Riggs was elected to the additional position of Chairman of the Board as of the close of business on December 31, 2024, and was elected Chief Executive Officer and President, and as a member of our Board effective as of the close of business on June 30, 2023. He previously served as President and Chief Operating Officer (beginning January 23, 2020), and Executive Vice President and Chief Operating Officer (beginning January 1, 2018), and prior to that as Executive Vice President Refining Operations and Engineering (beginning 2014), and Senior Vice President Refining Operations (beginning 2011). He has held several leadership positions with Valero overseeing refining operations, supply optimization and crude and feedstock supply, and planning and economics. Mr. Riggs also previously served on the board of directors of Valero Energy Partners GP LLC (the general partner of Valero Energy Partners LP) from 2014 to 2019.

Mr. Fraser was elected Executive Vice President and Chief Financial Officer effective July 15, 2020. Prior to that he served as Executive Vice President and General Counsel (beginning January 1, 2019). In 2018, he served as Senior Vice President overseeing Valero’s Public Policy & Strategic Planning, Governmental Affairs, Investor Relations, and External Communications functions. From November 2016 to May 2018, Mr. Fraser served as Vice President Public Policy & Strategic Planning, and from May 2015 to November 2016, he served in London as Vice President Europe, overseeing our European commercial businesses. Prior to his service in London, he held various leadership positions at our San Antonio headquarters, including Senior Vice President & Deputy General Counsel and Senior Vice President Specialty Products in the Valero family of companies.

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

Mr. Walsh was elected Executive Vice President and General Counsel on October 29, 2024. He previously served as Senior Vice President, General Counsel and Secretary, (beginning April 22, 2021), and prior to that he served as Senior Vice President and General Counsel (beginning July 15, 2020). Mr. Walsh has responsibility for our legal and governmental affairs, health, safety, and environmental, fuels compliance, risk management, ESG, and compliance/ethics teams. He previously served as Vice President and Deputy General Counsel from 2016 to 2020. He joined Valero in 1999 and has served in many different leadership roles within our legal department.

Mr. Fisher was elected Senior Vice President Product Supply, Trading and Wholesale on July 20, 2023. He previously served as Senior Vice President Wholesale Marketing & International Commercial Operations from 2017 to 2023. In his current role, Mr. Fisher has responsibility for our product supply and trading, global wholesale marketing, and the specialty products marketing business. He joined Valero in 1997 and has held many leadership positions within the Company, including President-Europe, Vice President-Investor and Corporate Communications, and Vice President-Investor Relations, and Marketing and Strategic Planning.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NYSE under the trading symbol “VLO.”

As of January 31, 2025, there were 4,196 holders of record of our common stock.

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

The following table discloses purchases of shares of our common stock made by us or on our behalf during the fourth quarter of 2024.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 2024	216,412	$129.98	139,400	$4.6 billion
November 2024	373,161	$138.48	349,308	$4.5 billion
December 2024	1,471,278	$125.00	1,470,541	$4.3 billion
Total	2,060,851	$127.96	1,959,249	$4.3 billion
________________________
(a)The shares reported in this column include 101,602 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 22, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the February 2024 Program). As of December 31, 2024, we had $1.8 billion remaining available for purchase under the February 2024 Program. On October 29, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the September 2024 Program), which is in addition to the amount remaining under the February 2024 Program. This authorization was granted on September 19, 2024.

The performance graph below is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, respectively.
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return4 on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peers (that we selected) for the five-year period commencing December 31, 2019 and ending December 31, 2024. Our selected peer group comprises the following eleven members: ConocoPhillips; CVR Energy, Inc.; Delek US Holdings, Inc.; the Energy Select Sector SPDR Fund; EOG Resources, Inc.; HF Sinclair Corporation; LyondellBasell Industries N.V.; Marathon Petroleum Corporation; Occidental Petroleum Corporation; PBF Energy Inc.; and Phillips 66. The Energy Select Sector SPDR Fund (XLE) serves as a proxy for stock price performance of the energy sector and includes energy companies with which we compete for capital. We believe that our peer group represents a group of companies for making head-to-head performance comparisons in a competitive operating environment that is primarily characterized by U.S.-based companies that have business models predominantly consisting of downstream refining operations, together with similarly sized energy companies that share operating similarities to us, and that are in adjacent segments of the oil and gas industry.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN4
Among Valero, the S&P 500 Index, and Peer Group

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Valero
S&P 500 Index
Peer Group

	As of December 31,
	2019	2020	2021	2022	2023	2024
Valero common stock	$100.00	$64.40	$90.37	$158.16	$167.46	$162.57
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	65.76	100.91	168.89	182.93	166.54
4 Assumes that an investment in Valero common stock, the S&P 500 index, and our peer group was $100 on December 31, 2019. Cumulative total return is based on share price appreciation plus reinvestment of dividends from December 31, 2019 through December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, and should be read in conjunction with “ITEM 1A. RISK FACTORS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this report. This discussion and analysis includes the years ended December 31, 2024 and 2023 and comparison between such years. The discussion for the year ended December 31, 2022 and comparison between the years ended December 31, 2023 and 2022 have been omitted from this annual report on Form 10-K for the year ended December 31, 2024, as such information can be found in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our annual report on Form 10-K for the year ended December 31, 2023, which was filed on February 22, 2024.

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including without limitation our disclosures below under “OVERVIEW AND OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “scheduled,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “ambition,” “could,” “would,” “should,” “may,” “strive,” “seek,” “pursue,” “potential,” “opportunity,” “aimed,” “considering,” “continue,” “evaluate,” and similar expressions.

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
•expectations regarding the levels of, and costs and timing with respect to, the production and operations at our existing refineries and plants, projects under evaluation, construction, or development, and former projects;
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
•anticipated trends in the supply of, and demand for, crude oil and other feedstocks, refined petroleum products, renewable diesel, SAF, ethanol, and corn-related co-products in the regions where we operate, as well as globally;
•expectations regarding environmental, tax, and other regulatory matters, including the matters discussed in Note 2 of Notes to Consolidated Financial Statements and under “ITEM 3. LEGAL PROCEEDINGS,” the anticipated amounts and timing of payment with respect to our deferred tax liabilities, unrecognized tax benefits, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated or potential effects thereof on our business, financial condition, results of operations, and liquidity;
•the effect of general economic and other conditions, including inflation and economic activity levels, on refining, renewable diesel, SAF, and ethanol industry fundamentals;
•expectations regarding our risk management activities, including the anticipated effects of our hedge transactions;
•expectations regarding our counterparties and VIEs, including our ability to pass on increased compliance costs and timely collect receivables, and the credit risk within our accounts receivable or accounts payable;
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel regulations, policies, and standards issued by governments across the world to address GHG emissions and the percentage of low-carbon fuels in the transportation fuel mix, including, but not limited to, the Renewable and Low-Carbon Fuel Programs, blending and tax credits, efficiency standards, or other benefits or incentives that impact the demand for low-carbon fuels; and
•expectations regarding our low-carbon fuels strategy, publicly announced GHG emissions reduction/displacement targets and long-term ambition, and our current, former, and any future low-carbon projects.

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
•demand for, and supplies of, refined petroleum products (such as gasoline, diesel, jet fuel, and petrochemicals), renewable diesel, SAF, ethanol, and corn-related co-products;
•demand for, and supplies of, crude oil and other feedstocks, as well as other critical supplies;

•the effects of public health threats, pandemics, and epidemics, governmental and societal responses thereto, and the adverse impacts of the foregoing on our business, financial condition, results of operations, and liquidity, and the global economy and financial markets generally;
•acts of terrorism or other third-party actions affecting either our refineries and plants or third-party facilities that could impair our ability to produce or transport refined petroleum products, renewable diesel, SAF, ethanol, or corn-related co-products, to receive feedstocks, or otherwise operate efficiently;
•the effects of war or hostilities, and political and economic conditions, in countries that produce crude oil or other feedstocks or consume refined petroleum products, renewable diesel, SAF, ethanol, or corn-related co-products;
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
•the actions taken by competitors, including both pricing and adjustments to refining capacity or low-carbon fuels production, as well as changes in the geographic markets where they operate, in response to market conditions;
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
•pressure and influence of environmental groups and other stakeholders upon policies and decisions related to the production, transportation, storage, refining, processing, marketing, and sales of crude oil or other feedstocks, refined petroleum products, renewable diesel, SAF, ethanol, or corn-related co-products;
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
•the volatility in the market price of compliance credits (primarily RINs needed to comply with the RFS) under the Renewable and Low-Carbon Fuel Programs;
•delay of, cancellation of, or failure to implement planned capital or other strategic projects and realize the various assumptions and benefits projected for such projects or cost overruns in executing such planned projects;
•severe weather events, such as storms, hurricanes, droughts, floods, wildfires, and other weather events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, waste and renewable feedstocks, corn, and other feedstocks, critical supplies, refined petroleum products, renewable diesel, SAF, ethanol, and corn-related co-products;

•rulings, judgments, or settlements in litigation or other legal or regulatory matters, such as unexpected environmental remediation or enforcement costs, including those in excess of any reserves or insurance coverage;
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by government authorities, environmental regulations, changes to income tax rates, introduction of a global minimum tax, profits, windfall, margin, or other taxes or penalties, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under SBx 1-2 and related regulation, actions implemented under the Renewable and Low-Carbon Fuel Programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other government agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business, financial condition, results of operations, and liquidity;
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including trade restrictions, expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs, transportation delays, import and export controls, labor unrest, security issues involving key personnel, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, and other actions, policies, and initiatives by federal, state, local, and other jurisdictions applicable to us;
•changes in the credit ratings assigned to our debt securities and trade credit;
•the operating, financing, and distribution decisions of our joint ventures or other joint venture members, and other consolidated VIEs, that we do not control;
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

Any one of these factors, or a combination of these factors, could materially affect our future business, financial condition, results of operations, and liquidity and whether any forward-looking statements ultimately prove to be accurate. Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those expressed, suggested, or forecast in any forward-looking statements. Such forward-looking statements speak only as of the date of this annual report on Form 10-K and we do not intend to update these statements unless we are required by applicable securities laws to do so.

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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between years, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (b) beginning on page 52 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (b), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 59 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Also on page 59, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the year ended December 31, 2024 were supported by stable worldwide demand for petroleum-based transportation fuels. In addition, our focus on reliable, low-cost operations favorably impacted our results despite a weaker margin environment in 2024.

We reported $2.8 billion of net income attributable to Valero stockholders for the year ended December 31, 2024. Our operating results for 2024, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 46.

Our operations generated $6.7 billion of cash in 2024. This cash, along with cash on hand, was used to make $2.1 billion of capital investments in our business and return $4.3 billion to our stockholders through purchases of common stock for treasury and dividend payments. In addition, we reduced our outstanding debt during 2024 through the repayment of the $167 million outstanding principal balance of our 1.200 percent Senior Notes that matured in March 2024. As a result of this and other activity, our cash, cash equivalents, and restricted cash decreased by $595 million during 2024 to $4.8 billion as of December 31, 2024. We had $9.6 billion in liquidity as of December 31, 2024. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 55.

Results for the Year Ended December 31, 2024
For 2024, we reported net income attributable to Valero stockholders of $2.8 billion compared to $8.8 billion for 2023. The decrease of $6.1 billion was primarily due to a decrease in operating income of $8.1 billion, partially offset by a decrease in income tax expense of $1.9 billion. The details of our operating income and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustment reflected in the tables in note (b) beginning on page 52.

	Year Ended December 31,
	2024	2023	Change
Refining segment:
Operating income	$3,971	$11,511	$(7,540)
Adjusted operating income	3,988	11,528	(7,540)
Renewable Diesel segment:
Operating income	507	852	(345)
Ethanol segment:
Operating income	288	553	(265)
Adjusted operating income	315	569	(254)
Total company:
Operating income	3,755	11,858	(8,103)
Adjusted operating income	3,799	11,891	(8,092)

While our operating income decreased by $8.1 billion in 2024 compared to 2023, adjusted operating income also decreased by $8.1 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $7.5 billion primarily due to lower gasoline and distillate (primarily diesel) margins, a decline in crude oil differentials, and a decrease in throughput volumes, partially offset by a decrease in operating expenses (excluding depreciation and amortization expense).

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $345 million primarily due to lower product prices (primarily renewable diesel), partially offset by lower feedstock costs.
•Ethanol segment. Ethanol segment adjusted operating income decreased by $254 million primarily due to lower ethanol and corn-related co-product prices, partially offset by lower corn prices and an increase in production volumes.

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic activity and its impact on product supply and demand, as well as any effect that the uncertainty described in Note 2 of Notes to Consolidated Financial Statements or other political or regulatory developments may have on us, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of 2025.

•Gasoline and diesel demand have exceeded pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve, outpacing gasoline and diesel demand growth, and is approaching pre-pandemic levels in the U.S.

•Combined light product (gasoline, diesel, and jet fuel) inventories across the U.S. and Europe remain comparable to recent historical levels. Expected reductions in refining capacity in 2025 should support high utilization of refining capacity.

•Crude oil differentials are expected to remain relatively stable. However, potential sanction adjustments related to Iran, Russia, and Venezuela, the Russia-Ukraine conflict, and potential U.S. tariffs on crude imports from Canada and Mexico could result in increased volatility in the crude oil market and potentially impact crude oil differentials.

•Renewable diesel demand is expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (b) beginning on page 52, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 52 through 54.

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$123,853	$2,410	$3,618	$—	$129,881
Intersegment revenues	10	2,656	868	(3,534)	—
Total revenues	123,863	5,066	4,486	(3,534)	129,881
Cost of sales:
Cost of materials and other	112,538	3,944	3,558	(3,524)	116,516
Operating expenses (excluding depreciation and amortization expense reflected below)	4,946	350	536	(1)	5,831
Depreciation and amortization expense	2,391	265	77	(4)	2,729
Total cost of sales	119,875	4,559	4,171	(3,529)	125,076
Other operating expenses	17	—	27	—	44
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	961	961
Depreciation and amortization expense	—	—	—	45	45
Operating income by segment	$3,971	$507	$288	$(1,011)	3,755
Other income, net					499
Interest and debt expense, net of capitalized interest					(556)
Income before income tax expense					3,698
Income tax expense (a)					692
Net income					3,006
Less: Net income attributable to noncontrolling interests					236
Net income attributable to Valero Energy Corporation stockholders					$2,770

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2023
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$136,470	$3,823	$4,473	$—	$144,766
Intersegment revenues	18	3,168	1,086	(4,272)	—
Total revenues	136,488	6,991	5,559	(4,272)	144,766
Cost of sales:
Cost of materials and other	117,401	5,550	4,395	(4,259)	123,087
Operating expenses (excluding depreciation and amortization expense reflected below)	5,208	358	515	8	6,089
Depreciation and amortization expense	2,351	231	80	(4)	2,658
Total cost of sales	124,960	6,139	4,990	(4,255)	131,834
Other operating expenses	17	—	16	—	33
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	998	998
Depreciation and amortization expense	—	—	—	43	43
Operating income by segment	$11,511	$852	$553	$(1,058)	11,858
Other income, net					502
Interest and debt expense, net of capitalized interest					(592)
Income before income tax expense					11,768
Income tax expense					2,619
Net income					9,149
Less: Net income attributable to noncontrolling interests					314
Net income attributable to Valero Energy Corporation stockholders					$8,835

Average Market Reference Prices and Differentials

	Year Ended December 31,
	2024	2023
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$79.79	$82.27
Brent less West Texas Intermediate (WTI) crude oil	3.95	4.60
Brent less WTI Houston crude oil	2.48	3.15
Brent less Dated Brent crude oil	(0.91)	(0.44)
Brent less Argus Sour Crude Index crude oil	4.33	5.34
Brent less Maya crude oil	11.43	13.33
Brent less Western Canadian Select Houston crude oil	10.36	12.15
WTI crude oil	75.84	77.67

Natural gas (dollars per million British thermal units)	1.88	2.23

RVO (dollars per barrel) (c)	3.75	7.02

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	6.06	8.83
Ultra-low-sulfur (ULS) diesel less Brent	15.76	25.06
Propylene less Brent (not RVO adjusted)	(37.42)	(47.47)
U.S. Mid-Continent:
CBOB gasoline less WTI	10.48	17.70
ULS diesel less WTI	17.87	32.37
North Atlantic:
CBOB gasoline less Brent	11.08	15.61
ULS diesel less Brent	18.32	29.47
U.S. West Coast:
CARBOB 87 gasoline less Brent	21.58	28.45
CARB diesel less Brent	18.89	32.79

Average Market Reference Prices and Differentials (continued)

	Year Ended December 31,
	2024	2023
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.44	$2.81
Biodiesel RIN (dollars per RIN)	0.59	1.35
California LCFS (dollars per metric ton)	60.19	72.42
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.43	0.58
USGC DCO (dollars per pound)	0.48	0.63
USGC fancy bleachable tallow (dollars per pound)	0.44	0.59

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.24	5.65
New York Harbor ethanol (dollars per gallon)	1.79	2.34

2024 Compared to 2023
Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2024	2023	Change
Revenues	$129,881	$144,766	$(14,885)
Cost of sales	125,076	131,834	(6,758)
Operating income	3,755	11,858	(8,103)
Adjusted operating income (see note (b))	3,799	11,891	(8,092)
Income tax expense (see note (a))	692	2,619	(1,927)

Revenues decreased by $14.9 billion in 2024 compared to 2023 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $6.8 billion primarily due to decreases in crude oil and other feedstock costs. These changes resulted in an $8.1 billion decrease in operating income, from $11.9 billion in 2023 to $3.8 billion in 2024.

Adjusted operating income also decreased by $8.1 billion, from $11.9 billion in 2023 to $3.8 billion in 2024. The components of this $8.1 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense decreased by $1.9 billion in 2024 compared to 2023 primarily as a result of a decrease in income before income tax expense.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2024	2023	Change
Operating income	$3,971	$11,511	$(7,540)
Adjusted operating income (see note (b))	3,988	11,528	(7,540)

Refining margin (see note (b))	11,325	19,087	(7,762)
Operating expenses (excluding depreciation and amortization expense reflected below)	4,946	5,208	(262)
Depreciation and amortization expense	2,391	2,351	40

Throughput volumes (thousand BPD) (see note (d))	2,912	2,979	(67)

Refining segment operating income decreased by $7.5 billion in 2024 compared to 2023. Refining segment adjusted operating income, which excludes the adjustment in the table in note (b), also decreased by $7.5 billion in 2024 compared to 2023. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $7.8 billion in 2024 compared to 2023.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 48 reflects market reference prices and differentials that we believe impacted our Refining segment margin in 2024 compared to 2023.
The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $4.3 billion.

◦A decrease in gasoline margins had an unfavorable impact of approximately $2.4 billion.

◦A decline in crude oil differentials had an unfavorable impact of approximately $585 million.

◦A decrease in throughput volumes of 67,000 barrels per day had an unfavorable impact of approximately $260 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) decreased by $262 million primarily due to decreases in energy costs of $149 million, property taxes of $52 million, and chemicals and catalyst costs of $39 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2024	2023	Change
Operating income	$507	$852	$(345)

Renewable Diesel margin (see note (b))	1,122	1,441	(319)
Operating expenses (excluding depreciation and amortization expense reflected below)	350	358	(8)
Depreciation and amortization expense	265	231	34

Sales volumes (thousand gallons per day) (see note (d))	3,530	3,539	(9)

Renewable Diesel segment operating income decreased by $345 million in 2024 compared to 2023 primarily due to a decrease in Renewable Diesel segment margin of $319 million.

Renewable Diesel segment margin is primarily affected by the price for the renewable diesel that we sell and the cost of the feedstocks that we process. The table on page 49 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in 2024 compared to 2023.
The decrease in Renewable Diesel segment margin was primarily due to the following:

•A decrease in product prices, primarily renewable diesel, had an unfavorable impact of approximately $2.0 billion.

•A decrease in the cost of the feedstocks that we process had a favorable impact of approximately $1.7 billion.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for 2024 and 2023. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2024	2023	Change
Operating income	$288	$553	$(265)
Adjusted operating income (see note (b))	315	569	(254)

Ethanol margin (see note (b))	928	1,164	(236)
Operating expenses (excluding depreciation and amortization expense reflected below)	536	515	21
Depreciation and amortization expense	77	80	(3)

Production volumes (thousand gallons per day) (see note (d))	4,538	4,367	171

Ethanol segment operating income decreased by $265 million in 2024 compared to 2023; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (b), decreased by $254 million in 2024 compared to 2023 primarily due to a decrease in Ethanol segment margin of $236 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell and the cost of corn that we process. The table on page 49 reflects market reference prices that we believe impacted our Ethanol segment margin in 2024 compared to 2023.

The decrease in Ethanol segment margin was primarily due to the following:

•A decrease in ethanol prices had an unfavorable impact of approximately $875 million.

•A decrease in prices for the co-products that we produce, primarily DDGs and inedible DCOs, had an unfavorable impact of approximately $300 million.
•A decrease in corn prices had a favorable impact of approximately $905 million.

•An increase in production volumes of 171,000 gallons per day had a favorable impact of approximately $35 million.

________________________
The following notes relate to references on pages 46 through 52.

(a)Under current tax law, producers of second-generation biofuels that are registered with the IRS are eligible for an income tax credit of up to $1.01 per gallon of qualified biofuel that was produced and sold in the U.S. through December 31, 2024. The benefit of the tax credit is recognized as a reduction of the producer’s income tax expense.

In December 2024, the IRS approved our application for registration as a producer of second-generation biofuels with respect to the cellulosic ethanol produced at our ethanol plants. As a result, income tax expense for the year ended December 31, 2024 includes a current income tax benefit of $79 million for the tax credit attributable to volumes of cellulosic ethanol produced and sold by us in the U.S. from 2020 through 2024.

(b)We use certain financial measures (as noted below) that are not defined under GAAP and are considered to be non-GAAP financial measures.

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

Non-GAAP financial measures are as follows (in millions):

•Refining margin is defined as Refining segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2024	2023
Reconciliation of Refining operating income to Refining margin
Refining operating income	$3,971	$11,511
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	4,946	5,208
Depreciation and amortization expense	2,391	2,351
Other operating expenses	17	17
Refining margin	$11,325	$19,087

•Renewable Diesel margin is defined as Renewable Diesel segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Year Ended December 31,
	2024	2023
Reconciliation of Renewable Diesel operating income to Renewable Diesel margin
Renewable Diesel operating income	$507	$852
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	350	358
Depreciation and amortization expense	265	231
Renewable Diesel margin	$1,122	$1,441

•Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2024	2023
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$288	$553
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	536	515
Depreciation and amortization expense	77	80
Other operating expenses	27	16
Ethanol margin	$928	$1,164

•Adjusted Refining operating income is defined as Refining segment operating income excluding other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2024	2023
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$3,971	$11,511
Adjustment: Other operating expenses	17	17
Adjusted Refining operating income	$3,988	$11,528

•Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2024	2023
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$288	$553
Adjustment: Other operating expenses	27	16
Adjusted Ethanol operating income	$315	$569

•Adjusted operating income is defined as total company operating income excluding other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2024	2023
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$3,755	$11,858
Adjustment: Other operating expenses	44	33
Adjusted operating income	$3,799	$11,891

(c)The RVO cost represents the average market cost on a per barrel basis to comply with the RFS program. The RVO cost is calculated by multiplying (i) the average market price during the applicable period for the RINs associated with each class of renewable fuel (i.e., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) by (ii) the quotas for the volume of each class of renewable fuel that must be blended into petroleum-based transportation fuels consumed in the U.S., as set or proposed by the EPA, on a percentage basis for each class of renewable fuel and adding together the results of each calculation.

(d)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of December 31, 2024 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	4,283
Total liquidity	$9,581
_______________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $374 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 9 of Notes to Consolidated Financial Statements.

On February 7, 2025, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030. Proceeds from this debt issuance totaled $649 million before deducting the underwriting discount and other debt issuance costs. The net proceeds from this debt issuance are expected to be used for general corporate purposes, including the repayment, repurchase, or redemption of our outstanding 3.65 percent Senior Notes due March 15, 2025 and 2.850 percent Senior Notes due April 15, 2025.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements may increase. As of December 31, 2024, all of our ratings on our senior unsecured debt, including debt guaranteed by us, were at or above investment grade level as follows:

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Year Ended December 31,
	2024	2023
Cash flows provided by (used in):
Operating activities	$6,683	$9,229
Investing activities	(1,981)	(1,865)
Financing activities:
Debt borrowings	7,137	2,420
Repayments of debt and finance lease obligations (including premiums paid on early retirement of debt)	(7,785)	(2,687)
Return to stockholders:
Purchases of common stock for treasury	(2,875)	(5,136)
Common stock dividend payments	(1,384)	(1,452)
Return to stockholders	(4,259)	(6,588)
Other financing activities	(142)	(86)
Financing activities	(5,049)	(6,941)
Effect of foreign exchange rate changes on cash	(248)	139
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(595)	$562

Cash Flows for the Year Ended December 31, 2024
In 2024, we used the $6.7 billion of cash generated by our operations, $7.1 billion in debt borrowings, and $595 million of cash on hand to make $2.0 billion of investments in our business, repay $7.8 billion of debt and finance lease obligations, and return $4.3 billion to our stockholders through purchases of our common stock for treasury and dividend payments. The debt borrowings and repayments are described in Note 9 of Notes to Consolidated Financial Statements.

As previously noted, our operations generated $6.7 billion of cash in 2024, driven primarily by net income of $3.0 billion, noncash charges to income of $2.9 billion, and a positive change in working capital of $795 million. Noncash charges primarily included $2.8 billion of depreciation and amortization expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 18 of Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $2.0 billion primarily consisted of $2.1 billion in capital investments, as defined on the following page under “Capital Investments,” of which $321 million related to capital investments made by DGD.

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

Our investing activities primarily consisted of $1.9 billion in capital investments, of which $294 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of December 31, 2024 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are composed of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows as shown on page 74. Capital investments exclude acquisitions, if any.

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

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. Our capital investment program aims to manage our capital investments on average over a multi-year period given the year-to-year variability with respect to timing, costs, and other aspects of capital projects, particularly growth capital projects. Capital projects may be accelerated, deferred, or canceled based on costs, market and economic conditions, regulatory approvals, project execution, competing uses of capital, and other variables, and capital investments and costs may particularly increase or decrease at the beginning and ending of a project. The variability in our year-to-year growth capital investments primarily reflects shifts in expected timing and costs of capital projects rather than a change in our capital allocation strategy.

The following table reflects our expected capital investments for the year ending December 31, 2025 by nature of the project and reportable segment, along with historical amounts for the years ended December 31, 2024 and 2023 (in millions). The following table also reflects capital investments attributable to Valero, which is a non-GAAP measure that we define and reconcile to capital investments below under “Capital Investments Attributable to Valero.”

	Year Ending December 31, 2025 (a)	Year Ended December 31,
		2024	2023
Capital investments by nature of the project (b):
Sustaining capital investments	$1,670	$1,682	$1,486
Growth capital investments	390	375	430
Total capital investments	$2,060	$2,057	$1,916
Capital investments by segment:
Refining	$1,730	$1,635	$1,488
Renewable Diesel	220	321	294
Ethanol	70	34	43
Corporate	40	67	91
Total capital investments	2,060	2,057	1,916
Adjustments:
Renewable Diesel capital investments attributable to the other joint venture member in DGD	(110)	(161)	(147)
Capital expenditures of other VIEs	—	(8)	(11)
Capital investments attributable to Valero	$1,950	$1,888	$1,758
________________________
(a)All expected amounts for the year ending December 31, 2025 exclude capital expenditures that the consolidated VIEs (other than DGD) may incur because we do not operate those VIEs.
(b)Capital investments attributable to Valero by nature of the project are as follows (in millions):

	Year Ending December 31, 2025	Year Ended December 31,
		2024	2023
Sustaining capital investments	$1,600	$1,634	$1,449
Growth capital investments	350	254	309
Capital investments attributable to Valero	$1,950	$1,888	$1,758

We have publicly announced GHG emissions reduction/displacement targets and a long-term ambition. We believe that our allocation of growth capital into low-carbon projects to date has been consistent with such targets and ambition. Certain low-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2025. Our capital investments in future years to achieve these targets and ambition are expected to include investments associated with certain low-carbon projects currently at various stages of progress, evaluation, or approval. See “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Our Low-Carbon Projects” for a description of our low-carbon projects.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$649	$665
Capital expenditures of VIEs:
DGD	250	235
Other VIEs	8	11
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	1,079	946
Deferred turnaround and catalyst cost expenditures of DGD	71	59
Investments in nonconsolidated joint ventures	—	—
Capital investments	2,057	1,916
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(161)	(147)
Capital expenditures of other VIEs	(8)	(11)
Capital investments attributable to Valero	$1,888	$1,758

Contractual Obligations
Below is a summary of our contractual obligations (in millions) as of December 31, 2024 that are expected to be paid within the next year and thereafter. These obligations are reflected in our balance sheets, except (i) the interest payments related to debt obligations, operating lease liabilities, and finance lease obligations and (ii) purchase obligations.

	Payments Due by Period
	Short-Term	Long-Term	Total
Debt obligations (a)	$499	$7,657	$8,156
Interest payments related to debt obligations (b)	399	4,274	4,673
Operating lease liabilities (c)	417	931	1,348
Finance lease obligations (c)	353	3,010	3,363
Other long-term liabilities (d)	—	1,441	1,441
Purchase obligations (e)	18,906	5,217	24,123
________________________
(a)Debt obligations and a maturity analysis of our debt are described in Note 9 of Notes to Consolidated Financial Statements. Debt obligations exclude amounts related to net unamortized debt issuance costs and other.
(b)Interest payments related to debt obligations are the expected payments based on information available as of December 31, 2024.
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

The amount outstanding associated with the IEnova Revolver, as defined and described in Note 9 of Notes to Consolidated Financial Statements, is reflected in current portion of debt and finance lease obligations in our balance sheet as of December 31, 2024, and also included in the table above in debt obligations – short-term. The IEnova Revolver is subject to repayment on demand; however, we do not expect the lender to demand repayment during the next 12 months. Thus, the final cash flows for this instrument cannot be predicted with certainty at this time.

In 2024, we repaid $167 million of our public debt that matured in March 2024. We will continue to evaluate further deleveraging opportunities.

We have not entered into any transactions, agreements, or other contractual arrangements that would result in off-balance sheet liabilities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the year ended December 31, 2024, we purchased for treasury 19,115,715 of our shares for a total cost of $2.9 billion. As of December 31, 2024, we had $1.8 billion and $2.5 billion remaining available for purchase under the February 2024 and September 2024 Programs, respectively. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
During 2025, we plan to contribute approximately $130 million and $20 million to our pension plans and other postretirement benefit plans, respectively. See Note 13 of Notes to Consolidated Financial Statements for a discussion of our employee benefit plans.

Tax Matters
The Organisation for Economic Co-operation and Development (OECD) has introduced a framework that provides for a 15 percent global minimum effective tax rate for large multinational corporations on the income arising in each jurisdiction where they operate, known as Pillar Two. While all OECD countries and jurisdictions have agreed to Pillar Two, the related rules are being implemented on a country-by-country basis. The U.S. has not yet implemented these rules; however, countries in which we operate, such as Canada, the U.K., and Ireland, have enacted tax legislation to implement Pillar Two with effective dates in 2024, and we are subject to the tax laws of those countries. These rules did not have a material effect on our financial condition, results of operations, or liquidity in 2024, and we currently do not expect that compliance with these rules will have a material effect on our financial condition, results of operations, or liquidity in 2025.

Cash Held by Our Foreign Subsidiaries
As of December 31, 2024, $3.7 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

Environmental Matters
Our operations are subject to extensive environmental regulations by government authorities relating to, among other matters, the release or discharge of materials into the environment, climate, waste management, pollution prevention measures, GHG and other emissions, our facilities and operations, and characteristics and composition of many of our products. Because environmental laws and regulations have become more complex and stringent and new or revised environmental laws and regulations are continuously being enacted or proposed, the level of future costs and expenditures required for environmental matters could increase. See Note 8 of Notes to Consolidated Financial Statements for disclosure of our environmental liabilities. In addition, see Note 1 of Notes to Consolidated Financial Statements regarding our accounting for these liabilities under “Environmental Matters.” See also “ITEMS 1. and 2. BUSINESS AND PROPERTIES—GOVERNMENT REGULATIONS” and the items incorporated by reference therein.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions, including the uncertainties concerning worldwide events causing volatility in the global crude oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable. See also “ITEM 1A. RISK FACTORS—Legal, Government, and Regulatory Risks—We are subject to risks arising from legal, regulatory, and political developments regarding climate-related matters, GHG emissions, and the environment, or that are adverse to or restrict refining and marketing operations.”

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

New environmental and tax laws and regulations, as well as changes to existing laws and regulations, are continuously being enacted or proposed. The implementation of future legislative and regulatory initiatives (such as those discussed in ITEM 1A. RISK FACTORS) that may adversely affect our operations could indicate that the carrying value of an asset may not be recoverable and result in an impairment loss that could be material. If the circumstances that trigger an impairment also result in a reduction in the estimated useful life of the asset, then we may also be required to recognize an asset retirement obligation for that asset. See also the matters and potential impacts from the uncertainty described in Note 2 of Notes to Consolidated Financial Statements.

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

As of December 31, 2024 and 2023, the amount of gain or loss that would have resulted from a 10 percent increase or decrease in the underlying price for all of our commodity derivative instruments entered into for purposes other than trading with which we have market risk was not material. See Note 20 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2024.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. As of December 31, 2024 and 2023, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 20 of Notes to Consolidated Financial Statements for a discussion about these blending programs.

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

	December 31, 2024 (a)
	Expected Maturity Dates
	2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$441	$672	$564	$1,047	$439	$4,935	$8,098	$7,718
Average interest rate	3.2%	4.2%	2.2%	4.4%	4.0%	5.6%	4.9%
Floating rate	$58	$—	$—	$—	$—	$—	$58	$58
Average interest rate	8.4%	—%	—%	—%	—%	—%	8.4%

	December 31, 2023 (a)
	Expected Maturity Dates
	2024	2025	2026	2027	2028	There- after	Total	Fair Value
Fixed rate	$167	$441	$672	$564	$1,047	$5,374	$8,265	$8,079
Average interest rate	1.2%	3.2%	4.2%	2.2%	4.4%	5.5%	4.8%
Floating rate	$1,030	$—	$—	$—	$—	$—	$1,030	$1,030
Average interest rate	8.7%	—%	—%	—%	—%	—%	8.7%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

FOREIGN CURRENCY RISK

We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. As of December 31, 2024 and 2023, the fair value of our foreign currency contracts was not material.

See Note 20 of Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Corporation. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2024. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 68 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Assessment of gross unrecognized tax benefits

As discussed in Note 15 to the consolidated financial statements, as of December 31, 2024, the Company has gross unrecognized tax benefits, excluding related interest and penalties, of $316 million. The Company’s tax positions are subject to examination by local taxing authorities and resolution of such examinations may span multiple years. Due to the complexities inherent in the interpretation of income tax laws in domestic and foreign jurisdictions, it is uncertain whether some of the Company’s income tax positions will be sustained upon examination.

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
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Valero Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Antonio, Texas
February 26, 2025

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,657	$5,424
Receivables, net	10,708	12,525
Inventories	7,761	7,583
Prepaid expenses and other	611	689
Total current assets	23,737	26,221
Property, plant, and equipment, at cost	52,368	51,668
Accumulated depreciation	(23,054)	(21,459)
Property, plant, and equipment, net	29,314	30,209
Deferred charges and other assets, net	7,092	6,626
Total assets	$60,143	$63,056
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$743	$1,406
Accounts payable	12,092	12,567
Accrued expenses	1,130	1,240
Taxes other than income taxes payable	1,360	1,452
Income taxes payable	170	137
Total current liabilities	15,495	16,802
Debt and finance lease obligations, less current portion	9,720	10,118
Deferred income tax liabilities	5,267	5,349
Other long-term liabilities	2,140	2,263
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,939	6,901
Treasury stock, at cost; 358,637,890 and 340,199,677 common shares	(28,178)	(25,322)
Retained earnings	47,016	45,630
Accumulated other comprehensive loss	(1,272)	(870)
Total Valero Energy Corporation stockholders’ equity	24,512	26,346
Noncontrolling interests	3,009	2,178
Total equity	27,521	28,524
Total liabilities and equity	$60,143	$63,056

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues (a)	$129,881	$144,766	$176,383
Cost of sales:
Cost of materials and other	116,516	123,087	150,770
Operating expenses (excluding depreciation and amortization expense reflected below)	5,831	6,089	6,389
Depreciation and amortization expense	2,729	2,658	2,428
Total cost of sales	125,076	131,834	159,587
Asset impairment loss	—	—	61
Other operating expenses	44	33	66
General and administrative expenses (excluding depreciation and amortization expense reflected below)	961	998	934
Depreciation and amortization expense	45	43	45
Operating income	3,755	11,858	15,690
Other income, net	499	502	179
Interest and debt expense, net of capitalized interest	(556)	(592)	(562)
Income before income tax expense	3,698	11,768	15,307
Income tax expense	692	2,619	3,428
Net income	3,006	9,149	11,879
Less: Net income attributable to noncontrolling interests	236	314	351
Net income attributable to Valero Energy Corporation stockholders	$2,770	$8,835	$11,528

Earnings per common share	$8.58	$24.93	$29.05
Weighted-average common shares outstanding (in millions)	322	353	395

Earnings per common share – assuming dilution	$8.58	$24.92	$29.04
Weighted-average common shares outstanding – assuming dilution (in millions)	322	353	396
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$5,907	$5,765	$5,194

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)

	Year Ended December 31,
	2024	2023	2022
Net income	$3,006	$9,149	$11,879
Other comprehensive income (loss):
Foreign currency translation adjustment	(546)	433	(613)
Net gain on pension and other postretirement benefits	207	30	335
Net gain (loss) on cash flow hedges	(87)	90	(6)
Other comprehensive income (loss) before income tax expense	(426)	553	(284)
Income tax expense related to items of other comprehensive income (loss)	21	18	70
Other comprehensive income (loss)	(447)	535	(354)
Comprehensive income	2,559	9,684	11,525
Less: Comprehensive income attributable to noncontrolling interests	191	360	348
Comprehensive income attributable to Valero Energy Corporation stockholders	$2,368	$9,324	$11,177

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2021	$7	$6,827	$(15,677)	$28,281	$(1,008)	$18,430	$1,387	$19,817
Net income	—	—	—	11,528	—	11,528	351	11,879
Dividends on common stock ($3.92 per share)	—	—	—	(1,562)	—	(1,562)	—	(1,562)
Stock-based compensation expense	—	89	—	—	—	89	—	89
Transactions in connection with stock-based compensation plans	—	(53)	57	—	—	4	—	4
Purchases of common stock for treasury	—	—	(4,577)	—	—	(4,577)	—	(4,577)
Contributions from noncontrolling interests	—	—	—	—	—	—	265	265
Distributions to noncontrolling interests	—	—	—	—	—	—	(93)	(93)
Other comprehensive loss	—	—	—	—	(351)	(351)	(3)	(354)
Balance as of December 31, 2022	7	6,863	(20,197)	38,247	(1,359)	23,561	1,907	25,468
Net income	—	—	—	8,835	—	8,835	314	9,149
Dividends on common stock ($4.08 per share)	—	—	—	(1,452)	—	(1,452)	—	(1,452)
Stock-based compensation expense	—	94	—	—	—	94	—	94
Transactions in connection with stock-based compensation plans	—	(56)	63	—	—	7	—	7
Purchases of common stock for treasury	—	—	(5,188)	—	—	(5,188)	—	(5,188)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Other comprehensive income	—	—	—	—	489	489	46	535
Balance as of December 31, 2023	7	6,901	(25,322)	45,630	(870)	26,346	2,178	28,524
Net income	—	—	—	2,770	—	2,770	236	3,006
Dividends on common stock ($4.28 per share)	—	—	—	(1,384)	—	(1,384)	—	(1,384)
Stock-based compensation expense	—	89	—	—	—	89	—	89
Transactions in connection with stock-based compensation plans	—	(51)	52	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,908)	—	—	(2,908)	—	(2,908)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	—	—	—	(182)	(182)
Conversion of IEnova Revolver debt to equity (see Notes 9 and 12)	—	—	—	—	—	—	732	732
Other comprehensive loss	—	—	—	—	(402)	(402)	(45)	(447)
Balance as of December 31, 2024	$7	$6,939	$(28,178)	$47,016	$(1,272)	$24,512	$3,009	$27,521

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$3,006	$9,149	$11,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,774	2,701	2,473
Gain on early retirement of debt, net	—	(11)	(14)
Asset impairment loss	—	—	61
Deferred income tax expense (benefit)	(87)	103	50
Changes in current assets and current liabilities	795	(2,326)	(1,626)
Changes in deferred charges and credits and other operating activities, net	195	(387)	(249)
Net cash provided by operating activities	6,683	9,229	12,574
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(649)	(665)	(788)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(250)	(235)	(853)
Other VIEs	(8)	(11)	(40)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(1,079)	(946)	(1,030)
Deferred turnaround and catalyst cost expenditures of DGD	(71)	(59)	(26)
Purchases of available-for-sale (AFS) debt securities	(29)	(276)	(100)
Proceeds from sales and maturities of AFS debt securities	81	314	5
Proceeds from sale of assets	—	—	32
Investments in nonconsolidated joint ventures	—	—	(1)
Other investing activities, net	24	13	(4)
Net cash used in investing activities	(1,981)	(1,865)	(2,805)
Cash flows from financing activities:
Proceeds from debt issuance and borrowings (excluding VIEs)	6,700	1,750	2,239
Proceeds from debt borrowings of VIEs:
DGD	410	550	809
Other VIEs	27	120	105
Repayments of debt and finance lease obligations (excluding VIEs)	(7,086)	(2,125)	(5,067)
Repayments of debt and finance lease obligations of VIEs:
DGD	(686)	(480)	(823)
Other VIEs	(13)	(77)	(73)
Premiums paid on early retirement of debt	—	(5)	(56)
Purchases of common stock for treasury	(2,875)	(5,136)	(4,577)
Payment of excise tax on purchases of common stock for treasury	(49)	—	—
Common stock dividend payments	(1,384)	(1,452)	(1,562)
Contributions from noncontrolling interests	90	75	265
Distributions to noncontrolling interests	(182)	(164)	(93)
Other financing activities, net	(1)	3	(16)
Net cash used in financing activities	(5,049)	(6,941)	(8,849)
Effect of foreign exchange rate changes on cash	(248)	139	(180)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(595)	562	740
Cash and cash equivalents at beginning of year	5,424	4,862	4,122
Cash, cash equivalents, and restricted cash at end of year (a)	$4,829	$5,424	$4,862
________________________
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

We are a multinational manufacturer and marketer of petroleum-based and low-carbon liquid transportation fuels and petrochemical products, and we sell our products primarily in the United States (U.S.), Canada, the United Kingdom (U.K.), Ireland, and Latin America. We own 15 petroleum refineries located in the U.S., Canada, and the U.K. with a combined throughput capacity of approximately 3.2 million barrels per day. We are a joint venture member in DGD, which produces low-carbon fuels at two plants located in the Gulf Coast region of the U.S. with a combined production capacity of approximately 1.2 billion gallons per year. We also own 12 ethanol plants located in the Mid-Continent region of the U.S. with a combined production capacity of approximately 1.7 billion gallons per year.

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

Inventories
The cost of (i) refinery feedstocks and refined petroleum products and blendstocks, (ii) renewable diesel feedstocks (i.e., waste and renewable feedstocks, predominantly animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils (DCOs)) and products, and (iii) ethanol feedstocks and products is determined under the last-in, first-out (LIFO) method using the dollar-value LIFO approach, with any increments valued based on average purchase prices during the year. Our LIFO inventories are carried at the lower of cost or market. The cost of products purchased for resale and the cost of materials and supplies are determined principally under the weighted-average cost method. Our non-LIFO inventories are carried at the lower of cost or net realizable value.

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

Depreciation of our corn processing facilities, administrative buildings, and other assets is recorded on a straight-line basis over the estimated useful lives of the related assets using the component method of depreciation. The estimated useful life of our corn processing facilities is 20 years.

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

Our contracts with customers state the final terms of the sale, including the description, quantity, and price for goods sold. Payment terms for our customers vary by type of customer and method of delivery; however, the payment is typically due in full within two to ten days from the date of invoice. In the normal course of business, we generally do not accept product returns.

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

Costs of Renewable and Low-Carbon Fuel Programs
We purchase credits to comply with various government and regulatory blending programs, such as the U.S. Environmental Protection Agency’s Renewable Fuel Standard, California Low Carbon Fuel Standard, Canada Clean Fuel Regulations, U.K. Renewable Transport Fuel Obligation, and similar programs in other jurisdictions in which we operate (collectively, the Renewable and Low-Carbon Fuel Programs). We purchase compliance credits (primarily Renewable Identification Numbers (RINs)) to comply with government regulations that require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree that we are unable to blend

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
renewable and low-carbon fuels at the required quotas, we must purchase compliance credits to meet our obligations.

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

Accounting Pronouncements Recently Adopted
ASU 2023-07
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve interim and annual disclosures about a public entity’s reportable segments primarily through improved disclosures about significant segment expenses and other segment related items. We adopted this ASU effective January 1, 2024 and it did not affect our financial position or our results of operations, but did result in additional disclosures.

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual income tax disclosures of a public business entity by requiring further disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of annual income tax disclosures. We adopted this ASU effective January 1, 2025 and it did not affect our financial position or our results of operations, but will result in additional annual disclosures.

Accounting Pronouncement Not Yet Adopted
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting—Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve interim and annual disclosures about a public business entity’s expenses by requiring more detailed information in the notes to the financial statements about certain expense categories, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. We expect to adopt this ASU effective January 1, 2027 and the adoption will not affect our financial position or our results of operations, but will result in additional disclosures.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    UNCERTAINTY

In recent years, the State of California has adopted legislation that has subjected our refining and marketing operations to potential increased operational restrictions and new reporting requirements. Significant legislation that has impacted or could impact our operations includes, but is not limited to, the following:

•In September 2022, California adopted Senate Bill No. 1322 (SB 1322), which requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information. The provisions of SB 1322 were effective January 2023.

•In March 2023, California adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which, among other things, (i) authorized the establishment of a maximum gross gasoline refining margin (max margin) and the imposition of a financial penalty for profits above a max margin, (ii) significantly expanded the reporting obligations under SB 1322 and the Petroleum Industry Information Reporting Act of 1980, which include reporting requirements to the California Energy Commission (CEC) for all participants in the petroleum industry supply chain in California, and (iii) authorized the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. The provisions of SBx 1-2 became effective June 26, 2023.

•In May 2024, the CEC issued resolutions adopting emergency regulations implementing new and expanded refining margin, refinery maintenance, and marine import reporting requirements, all of which became effective in June 2024. It remains uncertain as to what extent any regulations will address the remaining reporting requirements under SBx 1-2.

•In October 2024, California adopted Assembly Bill No. 1 (ABx 2-1), which among other things, (i) authorizes the CEC to require that refiners maintain minimum levels of inventories of refined transportation fuels, including any feedstocks and blending components for those fuels, and (ii) provides certain requirements for CEC regulations governing the timing of refinery turnarounds and maintenance under existing SBx 1-2 authority, including that the refiner first make resupply plans or other arrangements to the satisfaction of the CEC’s executive director.

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

The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
possible to predict the ultimate effects of these matters and developments on our financial position, results of operations, and liquidity. Consequently, we have continued to evaluate strategic alternatives for our operations in California. As a result, we updated our evaluation of potential impairment and determined that there continued to be no impairment as of December 31, 2024. Future developments from our evaluation of strategic alternatives could significantly impact our asset impairment assumptions and result in an impairment loss that could be material.

3.    RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2024	2023
Receivables from contracts with customers	$5,812	$7,209
Receivables from certain purchase and sale arrangements	3,939	3,857
Receivables before allowance for credit losses	9,751	11,066
Allowance for credit losses	(20)	(28)
Receivables after allowance for credit losses	9,731	11,038
Income taxes receivable	272	409
Other receivables	705	1,078
Receivables, net	$10,708	$12,525
4.    INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2024	2023
Refinery feedstocks	$2,167	$2,223
Refined petroleum products and blendstocks	4,016	3,790
Renewable diesel feedstocks and products	872	913
Ethanol feedstocks and products	342	313
Materials and supplies	364	344
Inventories	$7,761	$7,583

As of December 31, 2024 and 2023, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $4.0 billion and $4.4 billion, respectively. Our non-LIFO inventories accounted for $1.3 billion and $1.5 billion of our total inventories as of December 31, 2024 and 2023, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    LEASES

General
We have entered into long-term leasing arrangements for the right to use various classes of underlying assets as follows:

•Pipelines, Terminals, and Tanks includes facilities and equipment used in the storage, transportation, production, and sale of our feedstocks and products;

•Marine Transportation includes time charters for ocean-going tankers and coastal vessels;

•Rail Transportation includes railcars and related storage facilities; and

•Other includes machinery, equipment, and various facilities used in our operations; facilities and equipment related to industrial gases and power used in our operations; land and rights-of-way associated with our refineries, plants, and pipelines and other logistics assets, as well as office facilities; and equipment primarily used at our corporate offices, such as printers and copiers.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Costs and Other Supplemental Information
Our total lease cost comprises costs that are included in our statements of income, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost was as follows (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Other	Total
		Marine	Rail
Year ended December 31, 2024
Finance lease cost:
Amortization of ROU assets	$247	$—	$3	$33	$283
Interest on lease liabilities	107	—	—	9	116
Operating lease cost	167	210	89	42	508
Variable lease cost	114	36	—	10	160
Short-term lease cost	27	196	3	134	360
Sublease income	—	(33)	—	(2)	(35)
Total lease cost	$662	$409	$95	$226	$1,392

Year ended December 31, 2023
Finance lease cost:
Amortization of ROU assets	$213	$—	$3	$30	$246
Interest on lease liabilities	101	—	1	5	107
Operating lease cost	166	127	80	45	418
Variable lease cost	114	61	—	8	183
Short-term lease cost	18	125	2	112	257
Sublease income	—	(29)	—	(2)	(31)
Total lease cost	$612	$284	$86	$198	$1,180

Year ended December 31, 2022
Finance lease cost:
Amortization of ROU assets	$183	$—	$3	$32	$218
Interest on lease liabilities	78	—	1	5	84
Operating lease cost	171	102	68	38	379
Variable lease cost	79	50	—	9	138
Short-term lease cost	15	82	3	57	157
Sublease income	—	(27)	—	(2)	(29)
Total lease cost	$526	$207	$75	$139	$947

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Supplemental balance sheet information
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$2,218	$—	$2,195
Deferred charges and other assets, net	1,098	—	1,136	—
Total ROU assets, net	$1,098	$2,218	$1,136	$2,195

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$244	$—	$209
Accrued expenses	378	—	360	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	2,134	—	2,097
Other long-term liabilities	699	—	753	—
Total lease liabilities	$1,077	$2,378	$1,113	$2,306

Other supplemental information
Weighted-average remaining lease term	6.2 years	13.2 years	6.9 years	14.3 years
Weighted-average discount rate	5.9%	4.9%	5.7%	4.8%

Supplemental cash flow information related to our operating and finance leases is presented in Note 18.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturity Analyses
As of December 31, 2024, the remaining minimum lease payments due under our long-term leases were as follows (in millions):

	Operating Leases	Finance Leases
2025	$417	$353
2026	288	325
2027	155	294
2028	91	292
2029	60	263
Thereafter	337	1,836
Total undiscounted lease payments	1,348	3,363
Less: Amount associated with discounting	271	985
Total lease liabilities	$1,077	$2,378

6.    PROPERTY, PLANT, AND EQUIPMENT

Summary by Major Class
Major classes of property, plant, and equipment, including assets held under finance leases, consisted of the following (in millions):

	December 31,
	2024	2023
Land	$500	$505
Crude oil processing facilities	34,089	34,043
Transportation and terminaling facilities	6,013	5,978
Waste and renewable feedstocks processing facilities	3,616	3,243
Corn processing facilities	1,058	1,069
Administrative buildings	1,147	1,137
Finance lease ROU assets (see Note 5)	3,348	3,062
Other	1,993	1,942
Construction in progress	604	689
Property, plant, and equipment, at cost	52,368	51,668
Accumulated depreciation	(23,054)	(21,459)
Property, plant, and equipment, net	$29,314	$30,209

Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $1.9 billion, $1.9 billion, and $1.7 billion, respectively.
Asset Impairment
Our ethanol plant located in Lakota, Iowa (Lakota ethanol plant) was previously configured to produce a higher-grade ethanol product, as opposed to fuel-grade ethanol, suitable for hand sanitizer blending or industrial purposes that had a higher market value than fuel-grade ethanol. During 2022, demand for

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
higher-grade ethanol declined and had a negative impact on the profitability of the plant. As a result, we tested the recoverability of the carrying value of the Lakota ethanol plant and concluded that it was impaired. Therefore, we reduced the carrying value of the plant to its estimated fair value and recognized an asset impairment loss of $61 million for the year ended December 31, 2022. See Note 19 for disclosure related to the method used to determine fair value. During the third quarter of 2023, the Lakota ethanol plant resumed production of fuel-grade ethanol.

Sale of Ethanol Plant
In June 2022, we sold our ethanol plant in Jefferson, Wisconsin (Jefferson ethanol plant) for $32 million, which resulted in a gain of $23 million that is included in depreciation and amortization expense for the year ended December 31, 2022.

7.    DEFERRED CHARGES AND OTHER ASSETS

“Deferred charges and other assets, net” consisted of the following (in millions):

	December 31,
	2024	2023
Deferred turnaround and catalyst costs, net	$2,689	$2,382
Operating lease ROU assets, net (see Note 5)	1,098	1,136
Investments in nonconsolidated joint ventures	695	713
Purchased compliance credits	488	612
Goodwill	260	260
Intangible assets, net	151	183
Income taxes receivable	317	56
Other	1,394	1,284
Deferred charges and other assets, net	$7,092	$6,626
Amortization expense for deferred turnaround and catalyst costs and intangible assets was $852 million, $821 million, and $745 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The entire balance of goodwill is related to our Refining segment. See Note 17 for information on our reportable segments.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long-Term Liabilities
	December 31,		December 31,
	2024	2023	2024	2023
Operating lease liabilities (see Note 5)	$378	$360	$699	$753
Liability for unrecognized tax benefits	—	—	429	238
Defined benefit plan liabilities (see Note 13)	73	55	423	476
Repatriation tax liability (see Note 15) (a)	—	—	—	167
Environmental liabilities	45	23	261	294
Wage and other employee-related liabilities	307	392	102	90
Accrued interest expense	68	83	—	—
Contract liabilities from contracts with customers (see Note 17)	82	40	—	—
Blending program obligations (see Note 19)	78	83	—	—
Other accrued liabilities	99	204	226	245
Accrued expenses and other long-term liabilities	$1,130	$1,240	$2,140	$2,263
________________________
(a)The current portion of repatriation tax liability is included in income taxes payable. As of December 31, 2024 and 2023, the current portion of repatriation tax liability was $167 million and $134 million, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    DEBT AND FINANCE LEASE OBLIGATIONS

Debt, at stated values, and finance lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2024	2023
Credit facilities:
Valero Revolver	2027	$—	$—
Accounts Receivable Sales Facility	2025	—	—
DGD Revolver	2026	—	250
DGD Loan Agreement	2026	—	—
IEnova Revolver	2028	58	766
Public debt:
Valero Senior Notes
1.200%	2024	—	167
2.850%	2025	251	251
3.65%	2025	189	189
3.400%	2026	426	426
2.150%	2027	564	564
4.350%	2028	591	591
4.000%	2029	439	439
8.75%	2030	200	200
2.800%	2031	462	462
7.5%	2032	729	729
6.625%	2037	1,380	1,380
6.75%	2037	24	24
10.500%	2039	113	113
4.90%	2045	621	621
3.650%	2051	829	829
4.000%	2052	508	508
7.45%	2097	70	70
Valero Energy Partners LP (VLP) Senior Notes
4.375%	2026	146	146
4.500%	2028	456	456
Debenture, 7.65%	2026	100	100
Other debt	2024	—	14
Net unamortized debt issuance costs and other		(71)	(77)
Total debt		8,085	9,218
Finance lease obligations (see Note 5)		2,378	2,306
Total debt and finance lease obligations		10,463	11,524
Less: Current portion		743	1,406
Debt and finance lease obligations, less current portion		$9,720	$10,118

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

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.3 billion of eligible trade receivables on a revolving basis. In July 2024, we extended the maturity date of this facility to July 2025. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

As of December 31, 2024 and 2023, $2.5 billion and $2.6 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt in our balance sheets and proceeds and repayments are reflected as cash flows from financing activities. Outstanding borrowings under the facility bear interest, at either (i) an adjusted daily simple SOFR or (ii) an alternate base rate as allowed under the terms of this facility, plus applicable margins. The interest rates under the program are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt. The program also requires payments for customary fees, including facility fees.

DGD Revolver
DGD, as described in Note 12, has a $400 million unsecured revolving credit facility (the DGD Revolver) with a syndicate of financial institutions that matures in June 2026. DGD has the option to increase the

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
aggregate commitments under the DGD Revolver to $550 million, subject to certain restrictions. The DGD Revolver also provides for the issuance of letters of credit of up to $150 million. The DGD Revolver is only available to fund the operations of DGD, and the creditors of DGD do not have recourse against us.

Outstanding borrowings under the DGD Revolver generally bear interest, at DGD’s option, at (i) an alternate base rate, (ii) an adjusted term SOFR, or (iii) an adjusted daily simple SOFR as allowed under the terms of the agreement for the applicable interest period in effect from time to time, plus the applicable margins. There were no outstanding borrowings under the DGD Revolver as of December 31, 2024. As of December 31, 2023, the variable interest rate was 7.201 percent. The DGD Revolver also requires payments for customary fees, including unused commitment fees, letter of credit fees, and administrative agent fees.

DGD Loan Agreement
DGD has an unsecured revolving loan agreement (the DGD Loan Agreement) with its members (Darling Ingredients Inc. (Darling) and us) with a maturity date of June 2026. Under this agreement, each member has committed $100 million, resulting in aggregate commitments of $200 million. The DGD Loan Agreement is only available to fund the operations of DGD. Any outstanding borrowings under this agreement represent loans made by the noncontrolling member as any transactions between DGD and us under this agreement are eliminated in consolidation.

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

During the year ended December 31, 2024, IEnova converted $732 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals, which resulted in an increase in the noncontrolling interest related to IEnova.

Outstanding borrowings under the IEnova Revolver bear interest at a SOFR for the applicable interest period in effect from time to time plus the applicable margin. The interest rate under this revolver is subject to adjustment, with agreement by both parties, based upon changes in market conditions. As of December 31, 2024 and 2023, the variable interest rate was 8.443 percent and 9.245 percent, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			December 31, 2024
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability

Committed facilities:
Valero Revolver	$4,000	November 2027	$—	$2	$3,998
Accounts receivable sales facility	1,300	July 2025	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver	400	June 2026	—	14	386
DGD Loan Agreement (c)	100	June 2026	—	n/a	100
IEnova Revolver	830	February 2028	58	n/a	772
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	71	n/a
________________________
(a)Letters of credit issued as of December 31, 2024 expire at various times in 2025 through 2026.
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

Activity under our credit facilities was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Borrowings:
Accounts receivable sales facility	$6,700	$1,750	$1,600
DGD Revolver	310	550	759
DGD Loan Agreement	100	—	50
IEnova Revolver	27	120	105
Repayments:
Accounts receivable sales facility	(6,700)	(1,750)	(1,600)
DGD Revolver	(560)	(400)	(759)
DGD Loan Agreement	(100)	(25)	(50)
IEnova Revolver	—	(71)	(67)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On February 7, 2025, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030. Proceeds from this debt issuance totaled $649 million before deducting the underwriting discount and other debt issuance costs.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Disclosures
“Interest and debt expense, net of capitalized interest” is comprised as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest and debt expense	$580	$611	$619
Less: Capitalized interest	24	19	57
Interest and debt expense, net of capitalized interest	$556	$592	$562

Our credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.
Principal maturities for our debt obligations as of December 31, 2024 were as follows (in millions):

2025 (a)	$499
2026	672
2027	564
2028	1,047
2029	439
Thereafter	4,935
Net unamortized debt issuance costs and other	(71)
Total debt	$8,085
________________________
(a)Maturities for 2025 include the IEnova Revolver.
10.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations
We have various purchase obligations under certain crude oil and other feedstock supply arrangements, industrial gas supply arrangements (such as hydrogen supply arrangements), natural gas supply arrangements, and various throughput, transportation, and terminaling agreements. We enter into these contracts to ensure an adequate supply of feedstock and utilities and adequate storage capacity to operate our refineries, renewable diesel plants, and ethanol plants. Substantially all of our purchase obligations are based on market prices or adjustments based on market indices. Certain of these purchase obligations include fixed or minimum volume requirements, while others are based on our usage requirements. None of these obligations is associated with suppliers’ financing arrangements. These purchase obligations are not reflected as liabilities.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    EQUITY

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2021	673	(264)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(38)
Balance as of December 31, 2022	673	(301)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(40)
Balance as of December 31, 2023	673	(340)
Purchases of common stock for treasury	—	(19)
Balance as of December 31, 2024	673	(359)
Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2024 or 2023.

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans.
Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Completion of Authorized Share Purchases	Remaining Available for Purchase as of December 31, 2024
January 2018 Program	January 23, 2018	$2,500	Second quarter of 2022	$—
July 2022 Program	July 7, 2022	2,500	Fourth quarter of 2022	—
October 2022 Program	October 26, 2022	2,500	Second quarter of 2023	—
February 2023 Program	February 23, 2023	2,500	Fourth quarter of 2023	—
September 2023 Program	September 15, 2023	2,500	Third quarter of 2024	—
February 2024 Program	February 22, 2024	2,500	n/a	1,828
September 2024 Program	September 19, 2024	2,500	n/a	2,500

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Dividends
On January 16, 2025, our Board declared a quarterly cash dividend of $1.13 per common share payable on March 3, 2025 to holders of record at the close of business on January 30, 2025.
Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2024
Foreign currency translation adjustment	$(546)	$(16)	$(530)
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	224	51	173
Miscellaneous loss	—	1	(1)
Amounts reclassified into income related to:
Net actuarial gain	(9)	(2)	(7)
Prior service credit	(10)	(3)	(7)
Settlement loss	5	1	4
Effect of exchange rates	(3)	(1)	(2)
Net gain on pension and other postretirement benefits	207	47	160
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	30	3	27
Net gain reclassified into income	(117)	(13)	(104)
Net loss on cash flow hedges	(87)	(10)	(77)
Other comprehensive loss	$(426)	$21	$(447)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2023
Foreign currency translation adjustment	$433	$—	$433
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	77	18	59
Prior service cost	(19)	(4)	(15)
Miscellaneous loss	—	2	(2)
Amounts reclassified into income related to:
Net actuarial gain	(12)	(3)	(9)
Prior service credit	(22)	(5)	(17)
Settlement loss	2	—	2
Effect of exchange rates	4	1	3
Net gain on pension and other postretirement benefits	30	9	21
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	82	8	74
Net loss reclassified into income	8	1	7
Net gain on cash flow hedges	90	9	81
Other comprehensive income	$553	$18	$535

Year ended December 31, 2022
Foreign currency translation adjustment	$(613)	$(7)	$(606)
Pension and other postretirement benefits:
Net actuarial gain arising during the year	244	57	187
Amounts reclassified into income related to:
Net actuarial loss	52	12	40
Prior service credit	(22)	(5)	(17)
Settlement loss	61	13	48
Net gain on pension and other postretirement benefits	335	77	258
Derivative instruments designated and qualifying as cash flow hedges:
Net loss arising during the year	(292)	(32)	(260)
Net loss reclassified into income	286	32	254
Net loss on cash flow hedges	(6)	—	(6)
Other comprehensive loss	$(284)	$70	$(354)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2021	$(562)	$(441)	$(5)	$(1,008)
Other comprehensive income (loss) before reclassifications	(606)	187	(114)	(533)
Amounts reclassified from accumulated other comprehensive loss	—	71	111	182
Other comprehensive income (loss)	(606)	258	(3)	(351)
Balance as of December 31, 2022	(1,168)	(183)	(8)	(1,359)
Other comprehensive income before reclassifications	433	42	32	507
Amounts reclassified from accumulated other comprehensive loss	—	(24)	3	(21)
Effect of exchange rates	—	3	—	3
Other comprehensive income	433	21	35	489
Balance as of December 31, 2023	(735)	(162)	27	(870)
Other comprehensive income (loss) before reclassifications	(529)	172	12	(345)
Amounts reclassified from accumulated other comprehensive loss	—	(10)	(45)	(55)
Effect of exchange rates	—	(2)	—	(2)
Other comprehensive income (loss)	(529)	160	(33)	(402)
Balance as of December 31, 2024	$(1,264)	$(2)	$(6)	$(1,272)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gains (losses) reclassified out of accumulated other comprehensive loss and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Loss Components				Affected Line Item in the Statements of Income
	Year Ended December 31,
	2024	2023	2022
Amortization of items related to defined benefit pension plans:
Net actuarial gain (loss)	$9	$12	$(52)	(a) Other income, net
Prior service credit	10	22	22	(a) Other income, net
Settlement loss	(5)	(2)	(61)	(a) Other income, net
	14	32	(91)	Total before tax
	(4)	(8)	20	Tax benefit (expense)
	$10	$24	$(71)	Net of tax

Gains (losses) on cash flow hedges:
Commodity contracts	$117	$(8)	$(286)	Revenues
	117	(8)	(286)	Total before tax
	(13)	1	32	Tax benefit (expense)
	$104	$(7)	$(254)	Net of tax

Total reclassifications for the year	$114	$17	$(325)	Net of tax
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

The following discussion summarizes our involvement with the consolidated VIEs:

•DGD is a joint venture with a subsidiary of Darling that owns and operates two plants that process waste and renewable feedstocks (predominantly animal fats, used cooking oils, vegetable oils, and inedible DCOs) into renewable diesel, renewable naphtha, and neat sustainable aviation

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fuel (SAF)5. One plant is located next to our St. Charles Refinery (the DGD St. Charles Plant) and the other plant is located next to our Port Arthur Refinery (the DGD Port Arthur Plant). Our significant agreements with DGD include an operations agreement that outlines our responsibilities as operator of both plants.
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

The assets of the consolidated VIEs can only be used to settle their own obligations and the creditors of the consolidated VIEs have no recourse to our other assets. We generally do not provide financial guarantees to the VIEs. Although we have provided credit facilities to some of the VIEs in support of their construction or acquisition activities and working capital requirements, these transactions are
5 DGD produces synthetic paraffinic kerosene (SPK), a renewable blending component, using the Hydrotreated Esters and Fatty Acids (HEFA) process. SPK is also commonly referred to as “neat SAF.” Current aviation regulations allow SPK to be blended up to 50 percent with conventional jet fuel for use in an aircraft. This blend is commonly referred to as “blended SAF” or “SAF.”

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table presents summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
December 31, 2024
Assets
Cash and cash equivalents	$353	$—	$21	$374
Other current assets	976	9	42	1,027
Property, plant, and equipment, net	3,806	647	64	4,517
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$304	$75	$4	$383
Debt and finance lease obligations, less current portion	642	—	—	642

December 31, 2023
Assets
Cash and cash equivalents	$237	$—	$23	$260
Other current assets	1,520	11	46	1,577
Property, plant, and equipment, net	3,772	665	75	4,512
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$616	$808	$19	$1,443
Debt and finance lease obligations, less current portion	669	—	—	669

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended below were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2024	2023	2024	2023
Changes in benefit obligation
Benefit obligation as of beginning of year	$2,618	$2,413	$266	$258
Service cost	112	111	4	4
Interest cost	125	121	13	13
Participant contributions	—	—	24	22
Plan amendments	—	19	—	—
Benefits paid	(186)	(166)	(41)	(42)
Actuarial (gain) loss	(99)	110	(29)	10
Foreign currency exchange rate changes	(4)	10	(2)	1
Benefit obligation as of end of year	$2,566	$2,618	$235	$266

Changes in plan assets (a)
Fair value of plan assets as of beginning of year	$2,835	$2,485	$—	$—
Actual return on plan assets	310	399	—	—
Company contributions	76	101	17	20
Participant contributions	—	—	24	22
Benefits paid	(186)	(166)	(41)	(42)
Foreign currency exchange rate changes	(6)	16	—	—
Fair value of plan assets as of end of year	$3,029	$2,835	$—	$—

Reconciliation of funded status (a)
Fair value of plan assets as of end of year	$3,029	$2,835	$—	$—
Less: Benefit obligation as of end of year	2,566	2,618	235	266
Funded status as of end of year	$463	$217	$(235)	$(266)

Accumulated benefit obligation	$2,423	$2,450	n/a	n/a
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial gain for the year ended December 31, 2024 primarily resulted from an increase in the discount rates used to determine our benefit obligations for our pension plans from 5.01 percent in 2023 to 5.72 percent in 2024. The actuarial loss for the year ended December 31, 2023 primarily resulted from a decrease in the discount rates used to determine our benefit obligations for our pension plans from 5.19 percent in 2022 to 5.01 percent in 2023.

The fair value of our plan assets as of December 31, 2024 and 2023 were favorably impacted by the return on plan assets resulting primarily from an improvement in equity market prices during each year.

Amounts recognized in our balance sheets for our pension and other postretirement benefit plans include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2024	2023	2024	2023
Deferred charges and other assets, net	$724	$482	$—	$—
Accrued expenses	(51)	(32)	(22)	(23)
Other long-term liabilities	(210)	(233)	(213)	(243)
	$463	$217	$(235)	$(266)

The following table presents information for our pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2024	2023
Projected benefit obligation	$260	$265
Fair value of plan assets	—	—

The following table presents information for our pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2024	2023
Accumulated benefit obligation	$220	$220
Fair value of plan assets	—	—

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Benefit payments that we expect to pay, including amounts related to expected future services that we expect to receive, are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2025	$224	$22
2026	228	21
2027	222	20
2028	199	20
2029	189	19
2030-2034	1,112	92

During 2025, we plan to contribute approximately $130 million to our pension plans and $20 million to our other postretirement benefit plans, respectively.

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Service cost	$112	$111	$152	$4	$4	$6
Interest cost	125	121	85	13	13	8
Expected return on plan assets	(214)	(202)	(192)	—	—	—
Amortization of:
Net actuarial (gain) loss	(5)	(6)	52	(4)	(6)	—
Prior service credit	(10)	(18)	(18)	—	(4)	(4)
Settlement loss	5	2	61	—	—	—
Net periodic benefit cost	$13	$8	$140	$13	$7	$10

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$195	$87	$158	$29	$(10)	$86
Prior service cost	—	(19)	—	—	—	—
Net (gain) loss reclassified into income:
Net actuarial (gain) loss	(5)	(6)	53	(4)	(6)	(1)
Prior service credit	(10)	(18)	(18)	—	(4)	(4)
Settlement loss	5	2	61	—	—	—
Effect of exchange rates	(2)	4	—	(1)	—	—
Total changes in other comprehensive income (loss)	$183	$50	$254	$24	$(20)	$81

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2024	2023	2024	2023
Net actuarial (gain) loss	$62	$256	$(96)	$(73)
Prior service cost	22	11	1	2
Total	$84	$267	$(95)	$(71)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2024	2023	2024	2023
Discount rate	5.72%	5.01%	5.64%	5.01%
Rate of compensation increase	4.04%	3.83%	n/a	n/a
Interest crediting rate for cash balance plans	4.25%	3.59%	n/a	n/a

The discount rate assumption used to determine the benefit obligations as of December 31, 2024 and 2023 for the majority of our pension plans and other postretirement benefit plans was based on the Aon AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon, our actuarial consultant, to provide a means for plan sponsors to

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value the liabilities of their pension plans or postretirement benefit plans. To develop this curve, a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from six months to 99 years is constructed. Each bond issue underlying the double-A yield curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investors Service, Standard & Poor’s Ratings Services, and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances of this double-A yield curve are then included in the Aon AA Only Above Median yield curve.

We based our discount rate assumption on the Aon AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.01%	5.19%	2.94%	5.01%	5.20%	2.96%
Expected long-term rate of return on plan assets	7.29%	7.31%	6.71%	n/a	n/a	n/a
Rate of compensation increase	3.84%	3.76%	3.70%	n/a	n/a	n/a
Interest crediting rate for cash balance plans	3.59%	3.76%	3.03%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2024	2023
Health care cost trend rate assumed for the next year	8.13%	6.68%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.97%	4.97%
Year that the rate reaches the ultimate trend rate	2036	2032

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair values of the assets of our pension plans (in millions) as of December 31, 2024 and 2023 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value in a market that is not active or using inputs other than quoted prices that are observable. No assets were categorized in Level 3 of the hierarchy as of December 31, 2024 and 2023. As previously noted, we do not fund or fully fund U.S. nonqualified and certain foreign pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	2024			2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities (a)	$542	$—	$542	$585	$—	$585
Mutual funds	233	—	233	223	—	223
Corporate debt instruments	—	261	261	—	251	251
Government securities	81	169	250	86	186	272
Common collective trusts (b)	—	1,337	1,337	—	1,078	1,078
Pooled separate accounts (c)	—	325	325	—	323	323
Private fund	—	—	—	—	46	46
Insurance contract	—	13	13	—	13	13
Interest and dividends receivable	6	—	6	6	—	6
Cash and cash equivalents	64	—	64	48	—	48
Securities transactions payable, net	(2)	—	(2)	(10)	—	(10)
Total pension plan assets	$924	$2,105	$3,029	$938	$1,897	$2,835
________________________
(a)This class of securities includes domestic and international securities, which are held in a wide range of industry sectors.
(b)This class primarily includes investments in approximately 70 percent equities and 30 percent bonds as of December 31, 2024. As of December 31, 2023, this class primarily included investments in approximately 80 percent equities and 20 percent bonds.
(c)This class primarily includes investments in approximately 45 percent equities and 55 percent bonds as of December 31, 2024 and 2023.

The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. Equity securities include international securities and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2024, the target allocations for plan assets under our primary pension plan are 65 percent equity securities and 35 percent fixed income investments.

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

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $92 million, $87 million, and $83 million for the years ended December 31, 2024, 2023, and 2022, respectively.

14.    STOCK-BASED COMPENSATION

Overview
Under our 2020 Omnibus Stock Incentive Plan (the 2020 OSIP), various stock and stock-based awards may be granted to employees, non-employee directors, and third-party service providers. The 2020 OSIP permits grants of (i) restricted stock and restricted stock units; (ii) stock options (including incentive and non-qualified stock options); (iii) stock appreciation rights; (iv) performance awards of cash, stock, or other securities; and (v) other stock-based awards (e.g., stock unit awards). Awards under the 2020 OSIP are granted at the discretion of our Board’s Human Resources and Compensation Committee (and, as applicable, approved by the independent directors) and may be subject to vesting or performance periods, performance goals, or other restrictions. The 2020 OSIP was approved by our stockholders on April 30, 2020, and as of such date, any shares of common stock that were not subject to outstanding awards and were available to be awarded under the 2011 Omnibus Stock Incentive Plan (the 2011 OSIP) became available for issuance under the 2020 OSIP and any shares of common stock subject to awards under the 2011 OSIP outstanding as of April 30, 2020, that are subsequently forfeited, terminated, canceled or rescinded, settled in cash in lieu of common stock, exchanged for awards not involving common stock, or expired unexercised also become available for issuance under the 2020 OSIP. No future awards will be made under the 2011 OSIP. As of December 31, 2024, 11,283,380 shares of our common stock remained available to be awarded under the 2020 OSIP and there were no awards issued under the 2011 OSIP that remained outstanding.

The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense:
Restricted stock	$67	$69	$71
Performance awards	33	38	32
Total stock-based compensation expense	$100	$107	$103
Tax benefit recognized on stock-based compensation expense	$13	$14	$15
Tax benefit realized for tax deductions resulting from exercises and vestings	—	2	2

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

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2024	902,846	$112.01
Granted	495,444	131.68
Vested	(594,001)	108.87
Forfeited	(9,069)	111.21
Nonvested shares as of December 31, 2024	795,220	126.63

As of December 31, 2024, there was $52 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

The following table reflects activity related to our restricted stock:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant-date fair value per share of restricted stock granted	$131.68	$125.57	$112.88
Fair value of restricted stock vested (in millions)	82	99	99

15.    INCOME TAXES

Income Statement Components
Income before income tax expense was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S. operations	$2,685	$9,335	$11,716
Foreign operations	1,013	2,433	3,591
Income before income tax expense	$3,698	$11,768	$15,307

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Statutory income tax rates applicable to the countries in which we operate were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	21%	21%	21%
Canada	15%	15%	15%
U.K. (a)	25%	25%	19%
Ireland	13%	13%	13%
Peru	30%	30%	30%
Mexico	30%	30%	30%
________________________
(a)Statutory income tax rate was increased to 25 percent effective April 1, 2023.

The following is a reconciliation of income tax expense computed by applying statutory income tax rates to actual income tax expense (dollars in millions):

	U.S.		Foreign		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Year ended December 31, 2024
Income tax expense at statutory rates	$564	21.0%	$142	14.0%	$706	19.1%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	19	0.7%	101	10.0%	120	3.2%
Permanent differences	(83)	(3.1)%	2	0.2%	(81)	(2.2)%
GILTI tax	79	2.9%	—	—%	79	2.1%
Foreign tax credits	(59)	(2.2)%	—	—%	(59)	(1.5)%
Biofuels tax credits (a)	(101)	(3.7)%	—	—%	(101)	(2.7)%
Repatriation withholding tax	57	2.1%	—	—%	57	1.5%
Tax effects of income associated with noncontrolling interests	(50)	(1.8)%	(6)	(0.6)%	(56)	(1.5)%
Valuation allowance	—	—%	57	5.6%	57	1.5%
Other, net	(37)	(1.4)%	7	0.7%	(30)	(0.8)%
Income tax expense	$389	14.5%	$303	29.9%	$692	18.7%
________________________
(a)As permitted under Section 40(b) of the Internal Revenue Code of 1986, as amended (the Code), producers of second-generation biofuels that are registered with the Internal Revenue Service (IRS) are eligible for an income tax credit of up to $1.01 per gallon of qualified biofuel that was produced and sold in the U.S. through December 31, 2024. We recorded a gross tax benefit in December 2024 related to these tax credits for the cellulosic ethanol produced by our Ethanol segment from 2020 through 2024.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S.		Foreign		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Year ended December 31, 2023
Income tax expense at statutory rates	$1,960	21.0%	$449	18.5%	$2,409	20.5%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	114	1.2%	161	6.6%	275	2.3%
Permanent differences	(87)	(0.9)%	(18)	(0.7)%	(105)	(0.9)%
GILTI tax	167	1.8%	—	—	167	1.4%
Foreign tax credits	(149)	(1.6)%	—	—	(149)	(1.3)%
Repatriation withholding tax	45	0.5%	—	—	45	0.4%
Tax effects of income associated with noncontrolling interests	(84)	(0.9)%	30	1.2%	(54)	(0.4)%
Other, net	8	—%	23	0.9%	31	0.3%
Income tax expense	$1,974	21.1%	$645	26.5%	$2,619	22.3%

Year ended December 31, 2022
Income tax expense at statutory rates	$2,460	21.0%	$611	17.0%	$3,071	20.1%
U.S. state and Canadian provincial tax expense, net of federal income tax effect	182	1.6%	255	7.1%	437	2.8%
Permanent differences	(61)	(0.5)%	(16)	(0.5)%	(77)	(0.5)%
GILTI tax	413	3.5%	—	—	413	2.7%
Foreign tax credits	(396)	(3.4)%	—	—	(396)	(2.6)%
Repatriation withholding tax	51	0.4%	—	—	51	0.3%
Tax effects of income associated with noncontrolling interests	(78)	(0.7)%	25	0.7%	(53)	(0.3)%
Other, net	(27)	(0.2)%	9	0.3%	(18)	(0.1)%
Income tax expense	$2,544	21.7%	$884	24.6%	$3,428	22.4%

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of income tax expense were as follows (in millions):

	U.S.	Foreign	Total
Year ended December 31, 2024
Current:
Country	$464	$180	$644
U.S. state / Canadian provincial	37	98	135
Total current	501	278	779
Deferred:
Country	(99)	23	(76)
U.S. state / Canadian provincial	(13)	2	(11)
Total deferred	(112)	25	(87)
Income tax expense	$389	$303	$692

Year ended December 31, 2023
Current:
Country	$1,804	$415	$2,219
U.S. state / Canadian provincial	157	140	297
Total current	1,961	555	2,516
Deferred:
Country	25	69	94
U.S. state / Canadian provincial	(12)	21	9
Total deferred	13	90	103
Income tax expense	$1,974	$645	$2,619

Year ended December 31, 2022
Current:
Country	$2,147	$766	$2,913
U.S. state / Canadian provincial	153	312	465
Total current	2,300	1,078	3,378
Deferred:
Country	164	(138)	26
U.S. state / Canadian provincial	80	(56)	24
Total deferred	244	(194)	50
Income tax expense	$2,544	$884	$3,428

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes Paid
Income taxes paid to U.S. and foreign taxing authorities were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$701	$2,158	$2,396
Foreign	142	1,336	892
Income taxes paid, net	$843	$3,494	$3,288

Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2024	2023
Deferred income tax assets:
Tax credit carryforwards	$858	$809
Net operating losses (NOLs)	689	710
Inventories	197	237
Finance lease obligations	317	314
Operating lease liabilities	502	519
Other	195	221
Total deferred income tax assets	2,758	2,810
Valuation allowance	(1,484)	(1,383)
Net deferred income tax assets	1,274	1,427
Deferred income tax liabilities:
Property, plant, and equipment	4,875	5,121
Deferred turnaround costs	450	399
Operating lease ROU assets	467	546
Investments	417	423
Other	332	287
Total deferred income tax liabilities	6,541	6,776
Net deferred income tax liabilities	$5,267	$5,349

We had the following income tax credit and loss carryforwards as of December 31, 2024 (in millions):

	Amount	Expiration
U.S. state income tax credits (gross amount)	$79	2025 through 2039
U.S. state income tax credits (gross amount)	2	Unlimited
U.S. foreign tax credits	794	2027 through 2034
U.S. state income tax NOLs (gross amount)	12,071	2025 through 2040
Foreign NOLs (gross amount)	82	2029 through 2034
Foreign NOLs (gross amount)	174	Unlimited

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have recorded a valuation allowance as of December 31, 2024 and 2023 due to uncertainties related to our ability to utilize some of our deferred income tax assets associated with our U.S. foreign tax credits, certain U.S. state income tax credits, certain foreign deferred tax assets, and certain NOLs before they expire. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The valuation allowance increased by $101 million in 2024 due to the generation of foreign tax credits, foreign NOLs, and other foreign deferred tax assets that cannot be realized.

Unrecognized Tax Benefits
Changes in Unrecognized Tax Benefits
The following is a reconciliation of the changes in unrecognized tax benefits, excluding related interest and penalties (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance as of beginning of year	$186	$284	$816
Additions for tax positions related to the current year	52	18	27
Additions for tax positions related to prior years	106	4	19
Reductions for tax positions related to prior years	(19)	(73)	(573)
Reductions for tax positions related to the lapse of applicable statute of limitations	(7)	(9)	(5)
Settlements	(2)	(38)	—
Balance as of end of year	$316	$186	$284

As of December 31, 2024 and 2023, there was $236 million and $126 million, respectively, of unrecognized tax benefits that if recognized would reduce our annual effective tax rate.

Interest and penalties incurred during the years ended December 31, 2024, 2023, and 2022 were not material. Accrued interest and penalties as of December 31, 2024 and 2023 were not material.

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
Tax Returns Under Audit
U.S. Federal
In 2023, we settled the audits related to our U.S. federal income tax returns for 2012 through 2015, with the exception of one issue regarding the timing of deductibility of certain costs at our refineries. During 2024, we filed formal claims for refund with the IRS for this disagreed-upon issue. The settlement related to these audits resulted in a favorable reduction in our unrecognized tax benefits.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2024, our U.S. federal income tax returns for 2017 through 2020 were under audit by the IRS. We continue to work with the IRS to resolve these audits and we believe that they will be resolved for amounts consistent with our recorded amounts of unrecognized tax benefits associated with these audits.
U.S. State
As of December 31, 2024, our California tax returns for 2011 through 2016 were under audit by the state of California. During 2024, we settled the audits related to our California income tax returns for 2017 through 2019 for amounts consistent with our recorded amounts for unrecognized tax benefits. We do not expect the ultimate disposition of the remaining audits will result in a material change to our financial position, results of operations, or liquidity. We believe these audits will be resolved for amounts consistent with our recorded amounts for unrecognized tax benefits associated with these audits.

Foreign
As of December 31, 2024, certain of our Canadian subsidiaries’ federal tax returns for 2013 through 2015 and 2017 through 2022 were under audit by the Canada Revenue Agency and our Quebec provincial tax returns for 2013 through 2015 and 2017 through 2018 were under audit by Revenue Quebec. As of December 31, 2024, the 2020 tax return for one of our Mexican subsidiaries was under audit by Servicio de Administración Tributaria, and we are protesting proposed adjustments for this tax return. We do not expect the ultimate disposition of these audits or inquiries will result in a material change to our financial position, results of operations, or liquidity.

Other Disclosures
Undistributed Earnings of Foreign Subsidiaries
As of December 31, 2024, the cumulative undistributed earnings of our foreign subsidiaries that is considered permanently reinvested in the relevant foreign countries were $6.0 billion. This amount excludes $1.2 billion of earnings that are no longer considered permanently reinvested. We are able to distribute cash via a dividend from our foreign subsidiaries with a full dividend received deduction in the U.S. However, there is a cost to repatriate the undistributed earnings of certain of our foreign subsidiaries to us, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. We have accrued $59 million of withholding and other taxes on the $1.2 billion of earnings previously noted, but it is not practicable to estimate the amount of additional tax that would be payable on the undistributed earnings that are considered permanently reinvested.

Repatriation Tax Liability
Our repatriation tax liability relates to our recognition of a one-time transition tax on the deemed repatriation of previously undistributed accumulated earnings and profits of our foreign subsidiaries and was previously included in other long-term liabilities. This transition tax, which is reflected in income taxes payable as of December 31, 2024 (see Note 8), will be remitted to the IRS over the eight-year period provided in the Code, with the final installment due in 2025.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Earnings per common share:
Net income attributable to Valero stockholders	$2,770	$8,835	$11,528
Less: Income allocated to participating securities	8	27	43
Net income available to common stockholders	$2,762	$8,808	$11,485

Weighted-average common shares outstanding	322	353	395

Earnings per common share	$8.58	$24.93	$29.05

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$2,770	$8,835	$11,528
Less: Income allocated to participating securities	8	27	43
Net income available to common stockholders	$2,762	$8,808	$11,485

Weighted-average common shares outstanding	322	353	395
Effect of dilutive securities	—	—	1
Weighted-average common shares outstanding – assuming dilution	322	353	396

Earnings per common share – assuming dilution	$8.58	$24.92	$29.04

Participating securities include restricted stock and performance awards granted under our 2020 OSIP or our 2011 OSIP. Dilutive securities include participating securities as well as outstanding stock options. For the years ended December 31, 2024, 2023, and 2022, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	December 31,
	2024	2023
Receivables from contracts with customers, included in receivables, net (see Note 3)	$5,812	$7,209
Contract liabilities, included in accrued expenses (see Note 8)	82	40

During the years ended December 31, 2024, 2023, and 2022, we recognized as revenue $39 million, $127 million, and $76 million, respectively, that was included in contract liabilities as of December 31, 2023, 2022, and 2021, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of December 31, 2024, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 12, and the associated activities to market renewable diesel, renewable naphtha, and neat SAF. The principal products manufactured by DGD and sold by this segment are renewable diesel, renewable naphtha, and neat SAF. This segment sells some renewable diesel and neat SAF to the Refining segment for blending into petroleum-based diesel and conventional jet fuel, respectively, which is then sold to that segment’s customers as finished product. For the year ended December 31, 2024, all neat SAF sales were to the Refining segment.
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

Our chief operating decision maker (CODM) is our Chairman of the Board, Chief Executive Officer and President. Our CODM uses operating income by segment to allocate resources (including employees, property, and financial or capital resources) for each segment primarily during the annual budget process. On a monthly basis, our CODM considers budget-to-actual variances for operating income by segment when evaluating the operating performance of each segment.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income, including a reconciliation to our consolidated income before income tax expense and total expenditures for long-lived assets, by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Year ended December 31, 2024
Revenues:
Revenues from external customers	$123,853	$2,410	$3,618	$—	$129,881
Intersegment revenues	10	2,656	868	(3,534)	—
Total revenues	123,863	5,066	4,486	(3,534)	129,881
Cost of sales:
Cost of materials and other (a)	112,538	3,944	3,558	(3,524)	116,516
Operating expenses (excluding depreciation and amortization expense reflected below)	4,946	350	536	(1)	5,831
Depreciation and amortization expense	2,391	265	77	(4)	2,729
Total cost of sales	119,875	4,559	4,171	(3,529)	125,076
Other operating expenses	17	—	27	—	44
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	961	961
Depreciation and amortization expense	—	—	—	45	45
Operating income by segment	$3,971	$507	$288	$(1,011)	3,755
Other income, net					499
Interest and debt expense, net of capitalized interest					(556)
Income before income tax expense					$3,698

Total expenditures for long-lived assets (b)	$1,635	$321	$34	$67	$2,057
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
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the blender’s tax credit on qualified fuel mixtures of $1.3 billion, $1.2 billion, and $761 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(b)Total expenditures for long-lived assets includes amounts related to capital expenditures; deferred turnaround and catalyst costs; and property, plant, and equipment for acquisitions.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Refining:
Gasolines and blendstocks	$56,014	$61,538	$70,496
Distillates	55,636	63,664	82,521
Other product revenues	12,203	11,268	15,137
Total Refining revenues	123,853	136,470	168,154
Renewable Diesel:
Renewable diesel	2,316	3,665	3,333
Renewable naphtha	94	158	150
Total Renewable Diesel revenues	2,410	3,823	3,483
Ethanol:
Ethanol	2,647	3,300	3,653
Distillers grains	971	1,173	1,093
Total Ethanol revenues	3,618	4,473	4,746
Revenues	$129,881	$144,766	$176,383

Revenues by geographic area are shown in the following table (in millions). The geographic area is based on location of customer and no customer accounted for 10 percent or more of our revenues.

	Year Ended December 31,
	2024	2023	2022
U.S.	$93,311	$104,208	$126,722
Canada	8,577	10,107	11,743
U.K. and Ireland	15,236	16,148	17,822
Mexico and Peru	5,405	6,438	8,396
Other countries	7,352	7,865	11,700
Revenues	$129,881	$144,766	$176,383

Long-lived assets include “property, plant, and equipment, net” and certain long-lived assets included in “deferred charges and other assets, net.” Long-lived assets by geographic area consisted of the following (in millions):

	December 31,
	2024	2023
U.S.	$28,359	$28,868
Canada	1,414	1,598
U.K. and Ireland	1,484	1,346
Mexico and Peru	798	837
Total long-lived assets	$32,055	$32,649

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets by reportable segment were as follows (in millions):

	December 31,
	2024	2023
Refining	$46,729	$49,031
Renewable Diesel	5,680	5,790
Ethanol	1,545	1,549
Corporate and eliminations	6,189	6,686
Total assets	$60,143	$63,056

As of December 31, 2024 and 2023, our investments in nonconsolidated joint ventures accounted for under the equity method were $695 million and $713 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” as presented in Note 7.

18.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Decrease (increase) in current assets:
Receivables, net	$1,562	$(387)	$(1,619)
Inventories	(286)	(684)	(672)
Prepaid expenses and other	320	(34)	(180)
Increase (decrease) in current liabilities:
Accounts payable	(430)	(169)	521
Accrued expenses	(168)	(50)	(5)
Taxes other than income taxes payable	(57)	(226)	98
Income taxes payable	(146)	(776)	231
Changes in current assets and current liabilities	$795	$(2,326)	$(1,626)

Changes in current assets and current liabilities for the year ended December 31, 2024 were primarily due to the following:

•The decrease in receivables was due to a decrease in refined petroleum product prices combined with a decrease in related sales volumes in December 2024 compared to December 2023;

•The increase in inventories was primarily due to an increase in inventory volumes in December 2024 compared to December 2023; and

•The decrease in accounts payable was due to a decrease in crude oil and other feedstock prices in December 2024 compared to December 2023, partially offset by an increase in related volumes purchased.

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

Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest paid in excess of amount capitalized, including interest on finance leases	$556	$562	$570
Income taxes paid, net (see Note 15)	843	3,494	3,288

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Year Ended December 31,
	2024		2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$527	$116	$428	$107	$395	$83
Investing cash flows	1	—	—	—	—	—
Financing cash flows	—	245	—	250	—	180
Changes in lease balances resulting from new and modified leases (a)	448	318	396	157	178	660
________________________
(a)Noncash activity for the year ended December 31, 2022 primarily included approximately $500 million for a finance lease ROU asset and related liability recognized in connection with the completion of the DGD Port Arthur Plant. DGD entered into the finance lease agreement with a third party to utilize certain rail facilities, truck rack facilities, and tanks for the transportation and storage of feedstocks and renewable diesel. The agreement commenced in the fourth quarter of 2022, upon completion of the DGD Port Arthur Plant, and has an initial term of 20 years with two automatic five-year renewal periods.

Noncash financing activities for the year ended December 31, 2024 included the conversion by IEnova of $732 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals, as described in Note 9. There were no other significant noncash investing and financing activities during the year ended December 31, 2024, except as noted in the table above.

There were no significant noncash investing and financing activities during the years ended December 31, 2023 and 2022, except as noted in the table above.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2024 and 2023.

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

	December 31, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$402	$—	$—	$402	$(402)	$—	$—	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	89	—	4	93	n/a	n/a	93	n/a
Investments in AFS debt securities	6	20	—	26	n/a	n/a	26	n/a
Foreign currency contracts	6	—	—	6	n/a	n/a	6	n/a
Total	$503	$22	$4	$529	$(402)	$—	$127

Liabilities
Commodity derivative contracts	$448	$—	$—	$448	$(402)	$(46)	$—	$(71)
Blending program obligations	—	13	—	13	n/a	n/a	13	n/a
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Total	$448	$16	$—	$464	$(402)	$(46)	$16

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2023
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$803	$—	$—	$803	$(642)	$(66)	$95	$—
Investments of certain benefit plans	76	—	4	80	n/a	n/a	80	n/a
Investments in AFS debt securities	36	75	—	111	n/a	n/a	111	n/a
Total	$915	$75	$4	$994	$(642)	$(66)	$286

Liabilities
Commodity derivative contracts	$643	$—	$—	$643	$(642)	$(1)	$—	$(67)
Blending program obligations	—	58	—	58	n/a	n/a	58	n/a
Physical purchase contracts	—	6	—	6	n/a	n/a	6	n/a
Foreign currency contracts	7	—	—	7	n/a	n/a	7	n/a
Total	$650	$64	$—	$714	$(642)	$(1)	$71

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges, and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the years ended December 31, 2024 and 2023.

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

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.

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

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,085	$7,776	$9,218	$9,109

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2024, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

Notional Contract Volumes by Year of Maturity
2025
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – long	180
Futures – short	1,780

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	98,086
Futures – short	102,120
Corn:
Futures – long	46,405
Futures – short	85,365
Physical contracts – long	37,826

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of December 31, 2024, we had foreign currency contracts to purchase $777 million of U.S. dollars. These commitments matured on or before January 27, 2025.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily RINs). For the years ended December 31, 2024, 2023, and 2022, the cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $730 million, $1.3 billion, and $1.5 billion, respectively, which are reflected in cost of materials and other.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of December 31, 2024 and 2023 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 19 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	December 31, 2024		December 31, 2023
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$12	$13	$141	$34

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$390	$435	$662	$609
Physical purchase contracts	Inventories	2	3	—	6
Foreign currency contracts	Receivables, net	6	—	—	—
Foreign currency contracts	Accrued expenses	—	—	—	7
Total		$398	$438	$662	$622

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2024	2023	2022
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$30	$82	$(292)
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	117	(8)	(286)

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the years ended December 31, 2024, 2023, and 2022. For the years ended December 31, 2024, 2023, and 2022, cash flow hedges primarily related to forecasted sales of renewable diesel. As of December 31, 2024, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2024, 2023, and 2022 are described in Note 11.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2024	2023	2022
Commodity contracts	Revenues	$(18)	$(27)	$(17)
Commodity contracts	Cost of materials and other	(86)	208	(988)
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	1	(1)
Foreign currency contracts	Cost of materials and other	36	(34)	73
Foreign currency contracts	Other income, net	—	—	(119)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Internal Control over Financial Reporting
(a) Management’s Report on Internal Control over Financial Reporting.
The management report on our internal control over financial reporting required by this item appears in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” on page 65 of this report, and is incorporated by reference into this item.

(b) Attestation Report of the Independent Registered Public Accounting Firm.
KPMG LLP’s report on our internal control over financial reporting appears in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” beginning on page 68 of this report, and is incorporated by reference into this item.

(c) Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)In February 2025, the Human Resources and Compensation Committee of our Board approved an amendment to our performance share awards (beginning with 2025 grants and including outstanding tranches of prior awards), such that going forward our performance share awards will vest solely on the basis of relative total shareholder return as set forth in the applicable award agreement.

(b)During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Information regarding our executive officers appears in PART I of this report under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.” All other information required by ITEMS 10 through 14 of Form 10-K is incorporated by reference from the discussions under the following anticipated headings in our definitive proxy statement for our 2025 annual meeting of stockholders (the 2025 Proxy Statement). We expect to file the 2025 Proxy Statement with the SEC on or before March 31, 2025. No other information other than what is required to satisfy ITEMS 10 through 14 of Form 10-K is incorporated by reference into these items from the 2025 Proxy Statement.

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information regarding our executive officers that appears in PART I of this report under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” the disclosures under the following anticipated headings in our 2025 Proxy Statement are incorporated by reference herein:

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

•“Compensation Discussion and Analysis—Compensation-Related Policies—Insider Trading Policy;” and

•“Miscellaneous—Governance Documents and Codes of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The disclosures under the following anticipated headings in our 2025 Proxy Statement are incorporated by reference herein:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures under the following anticipated headings in our 2025 Proxy Statement are incorporated by reference herein:

•“Equity Compensation Plan Information,” and

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Beneficial Ownership of Valero Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The disclosures under the following anticipated headings in our 2025 Proxy Statement are incorporated by reference herein:

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Independence of Our Directors,” and

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Certain Relationships and Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The disclosures under the following anticipated heading in our 2025 Proxy Statement are incorporated by reference herein: “KPMG LLP Fees.”

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
Indenture dated as of March 10, 2015 between Valero Energy Corporation and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association–incorporated by reference to Exhibit 4.1 to Valero’s Registration Statement on Form S-3 (SEC File No. 333-202635) filed March 10, 2015.

4.05	—
Indenture, dated as of November 30, 2016, between Valero Energy Partners LP, as issuer, and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.1 to Valero Energy Partners LP’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration File No. 333-208052) filed November 30, 2016.

4.06	—
First Supplemental Indenture (with Parent Guarantee), dated as of January 10, 2019, among Valero Energy Partners LP, as issuer; Valero Energy Corporation, as parent guarantor; and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.2 to Valero’s current report on Form 8-K dated and filed January 10, 2019 (SEC File No. 001-13175).

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

+10.03	—
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

+10.08	—	Schedule of Tier II-A Change of Control Agreements–incorporated by reference to Exhibit 10.10 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

+10.09	—
Form of Amendment (dated January 17, 2017) to Change of Control Severance Agreements, amending Section 9 thereof–incorporated by reference to Exhibit 10.01 to Valero’s current report on Form 8-K dated and filed January 17, 2017 (SEC File No. 001-13175).

+10.10	—
Form of Restricted Stock Agreement (2020 and 2021 grants)–incorporated by reference to Exhibit 10.17 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

+10.11	—
Form of Stock Unit Award Agreement for Non-Employee Directors (standard)–incorporated by reference to Exhibit 10.01 to Valero’s current report on Form 8-K dated April 30, 2019, and filed May 1, 2019 (SEC File No. 001-13175).

+10.12	—
Form of Stock Unit Award Agreement for Non-Employee Directors (with one-year hold provision)–incorporated by reference to Exhibit 10.02 to Valero’s current report on Form 8-K dated April 30, 2019, and filed May 1, 2019 (SEC File No. 001-13175).

10.13	—
Fifth Amended and Restated Revolving Credit Agreement, dated as of November 22, 2022, among Valero Energy Corporation, as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; and the lenders named therein–incorporated by reference to Exhibit 99.1 to Valero’s current report on Form 8-K dated November 22, 2022, and filed November 22, 2022 (SEC File No. 001-13175).

+10.14	—
Form of Amended and Restated Performance Share Agreement (2022 grant–third tranche)–incorporated by reference to Exhibit 10.02 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

+10.15	—
Form of Restricted Stock Agreement (2022, 2023, and 2024 grants and current)–incorporated by reference to Exhibit 10.26 to Valero’s annual report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-13175).

+10.16	—
Form of Performance Share Agreement (2023 grant–second tranche)–incorporated by reference to Exhibit 10.03 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

*+10.17	—	Form of Amended and Restated Performance Share Agreement (2024 grant–first tranche).

*+10.18	—	Form of Amended and Restated Performance Share Agreement (2023 grant–third tranche, 2024 grant–second and third tranches, and current).

+10.19	—	Form of Aircraft Time Sharing Agreement–incorporated by reference to Exhibit 10.04 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

+10.20	—
Form of Change of Control Severance Agreement (Tier II) between Valero Energy Corporation and executive officer–incorporated by reference to Exhibit 10.16 to Valero’s annual report on Form 10-K for the year ended December 31, 2013 (SEC File No. 001-13175).

+10.21	—
Form of Amendment (dated January 7, 2013) to Change of Control Severance Agreements (to eliminate excise tax gross-up benefit)–incorporated by reference to Exhibit 10.17 to Valero’s annual report on Form 10-K for the year ended December 31, 2012 (SEC File No. 001-13175).

*19.01	—	Securities Trading Policy.

*21.01	—	Valero Energy Corporation subsidiaries.

22.01	—	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2020 (SEC File No. 001-13175).

*23.01	—	Consent of KPMG LLP dated February 26, 2025.

*24.01	—	Power of Attorney dated February 26, 2025 (on the signature page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

97.01	—	Executive Compensation Clawback Policy–incorporated by reference to Exhibit 97.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-13175).

***101.INS	—	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
(R. Lane Riggs)
Chairman of the Board, Chief Executive Officer and President
Date: February 26, 2025

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

Signature	Title	Date

/s/ R. Lane Riggs	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2025
(R. Lane Riggs)

/s/ Jason W. Fraser	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025
(Jason W. Fraser)

/s/ Fred M. Diaz	Director	February 26, 2025
(Fred M. Diaz)

/s/ H. Paulett Eberhart	Director	February 26, 2025
(H. Paulett Eberhart)

/s/ Marie A. Ffolkes	Director	February 26, 2025
(Marie A. Ffolkes)

/s/ Kimberly S. Greene	Director	February 26, 2025
(Kimberly S. Greene)

/s/ Deborah P. Majoras	Director	February 26, 2025
(Deborah P. Majoras)

/s/ Eric D. Mullins	Director	February 26, 2025
(Eric D. Mullins)

/s/ Robert A. Profusek	Director	February 26, 2025
(Robert A. Profusek)

/s/ Randall J. Weisenburger	Director	February 26, 2025
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 26, 2025
(Rayford Wilkins, Jr.)