Form 10-Q
period 2025-03-31
VALERO ENERGY CORP/TX
filed 2025-04-24
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 17, 2025 was 313,206,121.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,634	$4,657
Receivables, net	11,238	10,708
Inventories	7,119	7,761
Prepaid expenses and other	599	611
Total current assets	23,590	23,737
Property, plant, and equipment, at cost	49,293	52,368
Accumulated depreciation	(20,744)	(23,054)
Property, plant, and equipment, net	28,549	29,314
Deferred charges and other assets, net	7,038	7,092
Total assets	$59,177	$60,143
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$542	$743
Accounts payable	11,982	12,092
Accrued expenses	1,153	1,130
Taxes other than income taxes payable	1,299	1,360
Income taxes payable	167	170
Total current liabilities	15,143	15,495
Debt and finance lease obligations, less current portion	10,312	9,720
Deferred income tax liabilities	4,951	5,267
Other long-term liabilities	2,456	2,140
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,944	6,939
Treasury stock, at cost; 360,304,072 and 358,637,890 common shares	(28,417)	(28,178)
Retained earnings	46,065	47,016
Accumulated other comprehensive loss	(1,109)	(1,272)
Total Valero Energy Corporation stockholders’ equity	23,490	24,512
Noncontrolling interests	2,825	3,009
Total equity	26,315	27,521
Total liabilities and equity	$59,177	$60,143

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues (a)	$30,258	$31,759
Cost of sales:
Cost of materials and other	27,548	27,682
Operating expenses (excluding depreciation and amortization expense reflected below)	1,523	1,411
Depreciation and amortization expense	680	683
Total cost of sales	29,751	29,776
Asset impairment loss	1,131	—
Other operating expenses	4	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	261	258
Depreciation and amortization expense	11	12
Operating income (loss)	(900)	1,679
Other income, net	120	144
Interest and debt expense, net of capitalized interest	(137)	(140)
Income (loss) before income tax expense (benefit)	(917)	1,683
Income tax expense (benefit)	(265)	353
Net income (loss)	(652)	1,330
Less: Net income (loss) attributable to noncontrolling interests	(57)	85
Net income (loss) attributable to Valero Energy Corporation stockholders	$(595)	$1,245

Earnings (loss) per common share	$(1.90)	$3.75
Weighted-average common shares outstanding (in millions)	314	331

Earnings (loss) per common share – assuming dilution	$(1.90)	$3.75
Weighted-average common shares outstanding – assuming dilution (in millions)	314	331
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,504	$1,387

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(652)	$1,330
Other comprehensive income (loss):
Foreign currency translation adjustment	162	(153)
Net gain (loss) on pension and other postretirement benefits	1	(6)
Net gain (loss) on cash flow hedges	3	(84)
Other comprehensive income (loss) before income tax expense (benefit)	166	(243)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1	(15)
Other comprehensive income (loss)	165	(228)
Comprehensive income (loss)	(487)	1,102
Less: Comprehensive income (loss) attributable to noncontrolling interests	(55)	42
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$(432)	$1,060

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2024	$7	$6,939	$(28,178)	$47,016	$(1,272)	$24,512	$3,009	$27,521
Net loss	—	—	—	(595)	—	(595)	(57)	(652)
Dividends on common stock ($1.13 per share)	—	—	—	(356)	—	(356)	—	(356)
Stock-based compensation expense	—	37	—	—	—	37	—	37
Transactions in connection with stock-based compensation plans	—	(32)	33	—	—	1	—	1
Purchases of common stock for treasury	—	—	(272)	—	—	(272)	—	(272)
Distributions to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Other comprehensive income	—	—	—	—	163	163	2	165
Balance as of March 31, 2025	$7	$6,944	$(28,417)	$46,065	$(1,109)	$23,490	$2,825	$26,315

Balance as of December 31, 2023	$7	$6,901	$(25,322)	$45,630	$(870)	$26,346	$2,178	$28,524
Net income	—	—	—	1,245	—	1,245	85	1,330
Dividends on common stock ($1.07 per share)	—	—	—	(356)	—	(356)	—	(356)
Stock-based compensation expense	—	39	—	—	—	39	—	39
Transactions in connection with stock-based compensation plans	—	(24)	25	—	—	1	—	1
Purchases of common stock for treasury	—	—	(1,033)	—	—	(1,033)	—	(1,033)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Conversion of IEnova Revolver debt to equity (see Notes 4 and 6)	—	—	—	—	—	—	457	457
Other comprehensive loss	—	—	—	—	(185)	(185)	(43)	(228)
Balance as of March 31, 2024	$7	$6,916	$(26,330)	$46,519	$(1,055)	$26,057	$2,767	$28,824

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(652)	$1,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	691	695
Asset impairment loss	1,131	—
Deferred income tax benefit	(324)	(69)
Changes in current assets and current liabilities	157	(160)
Changes in deferred charges and credits and other operating activities, net	(51)	50
Net cash provided by operating activities	952	1,846
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(189)	(128)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(59)	(69)
Other VIEs	(1)	(3)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(374)	(452)
Deferred turnaround and catalyst cost expenditures of DGD	(36)	(9)
Purchases of available-for-sale (AFS) debt securities	(5)	(11)
Proceeds from sales and maturities of AFS debt securities	9	33
Investments in nonconsolidated joint ventures	(1)	—
Other investing activities, net	21	2
Net cash used in investing activities	(635)	(637)
Cash flows from financing activities:
Proceeds from debt issuance and borrowings (excluding VIEs)	2,449	1,250
Proceeds from debt borrowings of VIEs:
DGD	50	100
Other VIEs	—	20
Repayments of debt and finance lease obligations (excluding VIEs)	(2,047)	(1,467)
Repayments of debt and finance lease obligations of VIEs:
DGD	(57)	(256)
Other VIEs	(12)	(2)
Purchases of common stock for treasury	(274)	(1,023)
Common stock dividend payments	(356)	(356)
Contributions from noncontrolling interests	—	90
Distributions to noncontrolling interests	(129)	—
Other financing activities, net	(6)	—
Net cash used in financing activities	(382)	(1,644)
Effect of foreign exchange rate changes on cash	43	(72)
Net decrease in cash, cash equivalents, and restricted cash	(22)	(507)
Cash, cash equivalents, and restricted cash at beginning of period (a)	4,829	5,424
Cash, cash equivalents, and restricted cash at end of period (a)	$4,807	$4,917
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

These interim unaudited financial statements have been prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these interim unaudited financial statements reflect all adjustments considered necessary for a fair statement of our results for the interim period presented. All such adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These interim unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.

The balance sheet as of December 31, 2024 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024.

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

Accounting Pronouncements Recently Adopted
ASU 2023-07
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve interim and annual disclosures about a public entity’s reportable segments primarily through enhanced disclosures about significant segment expenses and other segment related items. We adopted this ASU effective January 1, 2024 and it did not affect our financial position or our results of operations, but did result in additional disclosures.
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual income tax disclosures by requiring further disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

2.    IMPAIRMENT

In recent years, the State of California adopted legislation that has subjected our refining and marketing operations to potential increased operational restrictions and new reporting requirements. The considerable uncertainty and potential adverse effects on our operations and financial performance resulted in the evaluation of strategic alternatives for our operations in California.

In late March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to cease refining operations by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we updated our evaluation of potential impairment and concluded that the carrying values of our Benicia and Wilmington refineries were not recoverable as of March 31, 2025. Therefore, we reduced the carrying values of these assets to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion in our Refining segment in the three months ended March 31, 2025. See Note 11 for disclosure related to the method used to determine the fair values.

Included in the recoverability assessments discussed above was the recognition of expected asset retirement obligations of $337 million, which primarily reflects the fair value of estimated costs for certain legal obligations to decommission the assets based on a range of potential settlement dates.

In addition, we shortened the estimated useful life of the Benicia Refinery to reflect the plan to cease use of the refining assets by the end of April 2026. Therefore, the revised carrying value of the net property, plant, and equipment and other noncurrent assets of $722 million will be depreciated to the estimated salvage value of $107 million beginning April 2025 through April 2026. Furthermore, we continue to evaluate strategic alternatives for our remaining operations in California.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Refinery feedstocks	$1,688	$2,167
Refined petroleum products and blendstocks	3,772	4,016
Renewable diesel feedstocks and products	940	872
Ethanol feedstocks and products	349	342
Materials and supplies	370	364
Inventories	$7,119	$7,761

As of March 31, 2025 and December 31, 2024, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $3.7 billion and $4.0 billion, respectively. Our non-LIFO inventories accounted for $1.2 billion and $1.3 billion of our total inventories as of March 31, 2025 and December 31, 2024, respectively.

4.    DEBT

Public Debt
On February 7, 2025, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030. Proceeds from this debt issuance totaled $649 million before deducting the underwriting discount and other debt issuance costs. We used a portion of the net proceeds to repay the $189 million outstanding principal balance of our 3.65 percent Senior Notes that matured on March 15, 2025 and the $251 million outstanding principal balance of our 2.850 percent Senior Notes that matured on April 15, 2025.
In March 2024, we repaid the $167 million outstanding principal balance of our 1.200 percent Senior Notes that matured on March 15, 2024.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			March 31, 2025
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	November 2027	$—	$2	$3,998
Accounts receivable sales facility	1,300	July 2025	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver	400	June 2026	—	—	400
DGD Loan Agreement (c)	100	June 2026	—	n/a	100
IEnova Revolver (d)	830	February 2028	46	n/a	784
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	190	n/a
Uncommitted facility of VIE (b):
DGD letter of credit facility	n/a	n/a	n/a	15	n/a
________________________
(a)Letters of credit issued as of March 31, 2025 expire at various times in 2025 through 2026.
(b)Creditors of the VIEs do not have recourse against us.
(c)The amounts shown for DGD’s unsecured revolving loan agreement with its members (the DGD Loan Agreement) represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation.
(d)Central Mexico Terminals (defined in Note 6) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 6). The variable interest rate on the IEnova Revolver was 8.160 percent and 8.443 percent as of March 31, 2025 and December 31, 2024, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings and repayments under our credit facilities were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Borrowings:
Accounts receivable sales facility	$1,800	$1,250
DGD Revolver	50	—
DGD Loan Agreement	—	100
IEnova Revolver	—	20
Repayments:
Accounts receivable sales facility	(1,800)	(1,250)
DGD Revolver	(50)	(150)
DGD Loan Agreement	—	(100)
IEnova Revolver	(12)	—
Other Disclosures
“Interest and debt expense, net of capitalized interest” was comprised as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Interest and debt expense	$142	$147
Less: Capitalized interest	5	7
Interest and debt expense, net of capitalized interest	$137	$140

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. During the three months ended March 31, 2025 and 2024, we purchased for treasury 2,074,605 shares and 6,633,843 shares, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Remaining Available for Purchase as of March 31, 2025
February 2024 Program	February 22, 2024	$2,500	$1,583
September 2024 Program	September 19, 2024	2,500	2,500

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2025				2024
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,264)	$(2)	$(6)	$(1,272)	$(735)	$(162)	$27	$(870)
Other comprehensive income (loss) before reclassifications	162	—	(1)	161	(148)	—	(23)	(171)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	2	—	—	(4)	(9)	(13)
Effect of exchange rates	—	2	—	2	—	(1)	—	(1)
Other comprehensive income (loss)	162	—	1	163	(148)	(5)	(32)	(185)
Balance as of end of period	$(1,102)	$(2)	$(5)	$(1,109)	$(883)	$(167)	$(5)	$(1,055)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2025, the significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates two plants that process waste and renewable feedstocks (predominantly animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils (DCOs)) into renewable diesel, renewable naphtha, and neat sustainable aviation fuel (SAF)1; and

•Central Mexico Terminals, a collective group of three subsidiaries of Infraestructura Energetica Nova, S.A.P.I. de C.V. (IEnova), which is a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

The assets of the consolidated VIEs can only be used to settle their own obligations and the creditors of the consolidated VIEs have no recourse to our other assets. We generally do not provide financial guarantees to the VIEs. Although we have provided credit facilities to some of the VIEs in support of their construction or acquisition activities and working capital requirements, these transactions are eliminated in consolidation. Our financial position, results of operations, and cash flows are impacted by the performance of the consolidated VIEs, net of intercompany eliminations, to the extent of our ownership interest in each VIE.

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
March 31, 2025
Assets
Cash and cash equivalents	$153	$—	$32	$185
Other current assets	985	8	37	1,030
Property, plant, and equipment, net	3,785	643	64	4,492
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$320	$65	$3	$388
Debt and finance lease obligations, less current portion	635	—	—	635

1 DGD produces synthetic paraffinic kerosene (SPK), a renewable blending component, using the Hydrotreated Esters and Fatty Acids (HEFA) process. SPK is also commonly referred to as “neat SAF.” Current aviation regulations allow SPK to be blended up to 50 percent with conventional jet fuel for use in an aircraft. This blend is commonly referred to as “blended SAF” or “SAF.”

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

7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2025	2024	2025	2024
Three months ended March 31
Service cost	$27	$28	$1	$1
Interest cost	34	31	3	3
Expected return on plan assets	(55)	(53)	—	—
Amortization of:
Net actuarial gain	(2)	(1)	(2)	(1)
Prior service cost (credit)	2	(3)	—	—
Settlement loss	1	—	—	—
Net periodic benefit cost	$7	$2	$2	$3

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$(595)	$1,245
Less: Income allocated to participating securities	1	3
Net income (loss) available to common stockholders	$(596)	$1,242

Weighted-average common shares outstanding	314	331

Earnings (loss) per common share	$(1.90)	$3.75

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$(595)	$1,245
Less: Income allocated to participating securities	1	3
Net income (loss) available to common stockholders	$(596)	$1,242

Weighted-average common shares outstanding	314	331
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – assuming dilution	314	331

Earnings (loss) per common share – assuming dilution	$(1.90)	$3.75

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan. Dilutive securities include participating securities as well as outstanding stock options. For the three months ended March 31, 2025 and 2024, we computed earnings (loss) per common share – assuming dilution using the two-class method and included dilutive securities as appropriate.

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

Contract Balances
Contract balances were as follows (in millions):

	March 31, 2025	December 31, 2024
Receivables from contracts with customers, included in receivables, net	$6,090	$5,812
Contract liabilities, included in accrued expenses	57	82

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2025, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 6, and the associated activities to market renewable diesel, renewable naphtha, and neat SAF. The principal products manufactured by DGD and sold by this segment are renewable diesel, renewable naphtha, and neat SAF. This segment sells some renewable diesel

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and neat SAF to the Refining segment for blending into petroleum-based diesel and conventional jet fuel, respectively, which is then sold to that segment’s customers as finished product.
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income (loss), including a reconciliation to our consolidated income (loss) before income tax expense (benefit) and total expenditures for long-lived assets, by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2025
Revenues:
Revenues from external customers	$28,757	$493	$1,008	$—	$30,258
Intersegment revenues	2	407	217	(626)	—
Total revenues	28,759	900	1,225	(626)	30,258
Cost of sales:
Cost of materials and other (a)	26,269	895	1,032	(648)	27,548
Operating expenses (excluding depreciation and amortization expense reflected below)	1,291	78	154	—	1,523
Depreciation and amortization expense	594	68	19	(1)	680
Total cost of sales	28,154	1,041	1,205	(649)	29,751
Asset impairment loss	1,131	—	—	—	1,131
Other operating expenses	4	—	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	261	261
Depreciation and amortization expense	—	—	—	11	11
Operating income (loss) by segment	$(530)	$(141)	$20	$(249)	(900)
Other income, net					120
Interest and debt expense, net of capitalized interest					(137)
Loss before income tax benefit					$(917)

Total expenditures for long-lived assets (b)	$533	$95	$8	$23	$659
________________________
See notes on page 18.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended March 31, 2024
Revenues:
Revenues from external customers	$30,143	$702	$914	$—	$31,759
Intersegment revenues	2	709	190	(901)	—
Total revenues	30,145	1,411	1,104	(901)	31,759
Cost of sales:
Cost of materials and other (a)	26,611	1,066	909	(904)	27,682
Operating expenses (excluding depreciation and amortization expense reflected below)	1,184	90	137	—	1,411
Depreciation and amortization expense	600	65	19	(1)	683
Total cost of sales	28,395	1,221	1,065	(905)	29,776
Other operating expenses	5	—	29	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	258	258
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,745	$190	$10	$(266)	1,679
Other income, net					144
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					$1,683

Total expenditures for long-lived assets (b)	$561	$78	$6	$16	$661
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the clean fuel production credit on qualifying sales of certain low-carbon transportation fuels of $51 million for the three months ended March 31, 2025 and the blender’s tax credit on qualified fuel mixtures of $331 million for the three months ended March 31, 2024.
(b)Total expenditures for long-lived assets includes amounts related to capital expenditures and deferred turnaround and catalyst costs.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended March 31,
	2025	2024
Refining:
Gasolines and blendstocks	$12,374	$13,126
Distillates	13,376	14,128
Other product revenues	3,007	2,889
Total Refining revenues	28,757	30,143
Renewable Diesel:
Renewable diesel	391	679
Renewable naphtha	39	23
Neat SAF	63	—
Total Renewable Diesel revenues	493	702
Ethanol:
Ethanol	787	638
Distillers grains	221	276
Total Ethanol revenues	1,008	914
Revenues	$30,258	$31,759

Total assets by reportable segment were as follows (in millions):

	March 31, 2025	December 31, 2024
Refining	$45,755	$46,729
Renewable Diesel	5,283	5,680
Ethanol	1,621	1,545
Corporate and eliminations	6,518	6,189
Total assets	$59,177	$60,143

As of March 31, 2025 and December 31, 2024, our investments in nonconsolidated joint ventures accounted for under the equity method were $691 million and $695 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” in our balance sheets.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Decrease (increase) in current assets:
Receivables, net	$(457)	$257
Inventories	693	(356)
Prepaid expenses and other	63	86
Increase (decrease) in current liabilities:
Accounts payable	(42)	(130)
Accrued expenses	(13)	(163)
Taxes other than income taxes payable	(84)	(102)
Income taxes payable	(3)	248
Changes in current assets and current liabilities	$157	$(160)

Changes in current assets and current liabilities for the three months ended March 31, 2025 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product sales volumes combined with an increase in related prices in March 2025 compared to December 2024, partially offset by the collection of $246 million for a blender’s tax credit receivable; and

•The decrease in inventories was primarily due to lower inventory levels in March 2025 compared to December 2024.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Interest paid in excess of amount capitalized, including interest on finance leases	$84	$100
Income taxes paid, net	35	103

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$127	$29	$124	$29
Financing cash flows	—	65	—	56
Changes in lease balances resulting from new and modified leases	100	10	153	186

There were no significant noncash investing and financing activities during the three months ended March 31, 2025, except as noted in the table above.

Noncash financing activities for the three months ended March 31, 2024 included the conversion by IEnova of $457 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals. There were no other significant noncash investing and financing activities during the three months ended March 31, 2024, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2025 and December 31, 2024.

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

	March 31, 2025
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$506	$—	$—	$506	$(447)	$(25)	$34	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	85	—	4	89	n/a	n/a	89	n/a
Investments in AFS debt securities	—	26	—	26	n/a	n/a	26	n/a
Total	$591	$27	$4	$622	$(447)	$(25)	$150

Liabilities
Commodity derivative contracts	$472	$—	$—	$472	$(447)	$(25)	$—	$(99)
Physical purchase contracts	—	12	—	12	n/a	n/a	12	n/a
Blending program obligations	—	113	—	113	n/a	n/a	113	n/a
Total	$472	$125	$—	$597	$(447)	$(25)	$125

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$402	$—	$—	$402	$(402)	$—	$—	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	89	—	4	93	n/a	n/a	93	n/a
Investments in AFS debt securities	6	20	—	26	n/a	n/a	26	n/a
Foreign currency contracts	6	—	—	6	n/a	n/a	6	n/a
Total	$503	$22	$4	$529	$(402)	$—	$127

Liabilities
Commodity derivative contracts	$448	$—	$—	$448	$(402)	$(46)	$—	$(71)
Blending program obligations	—	13	—	13	n/a	n/a	13	n/a
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Total	$448	$16	$—	$464	$(402)	$(46)	$16

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

•Blending program obligations represent our liability for the purchase of compliance credits needed to satisfy our blending obligations under various government and regulatory blending programs, such as the U.S. Environmental Protection Agency’s (EPA) Renewable Fuel Standard (RFS), California Low Carbon Fuel Standard (LCFS), Canada Clean Fuel Regulations, U.K. Renewable Transport Fuel Obligation, and similar programs in other jurisdictions in which we operate (collectively, the Renewable and Low-Carbon Fuel Programs). The blending program

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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

•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three months ended March 31, 2025 and 2024.

•Foreign currency contracts consist of foreign currency exchange and purchase contracts related to our foreign operations to manage our exposure to exchange rate fluctuations on transactions denominated in currencies other than the local (functional) currencies of our operations. These contracts are valued based on quoted foreign currency exchange rates and are categorized in Level 1 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
The following table presents information (in millions) about our nonfinancial assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2025 and categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2025.

	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Loss Recognized
Assets
Long-lived assets of the Benicia Refinery	$—	$—	$722	$722	$901
Long-lived assets of the Wilmington Refinery	—	—	847	847	230
Total	$—	$—	$1,569	$1,569	$1,131

As discussed in Note 2, we concluded that the carrying values of the Benicia and Wilmington refineries were impaired as of March 31, 2025. The fair values of the refineries were determined using a market approach based on a comparison of recent property sales and other relevant real estate and market data,

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which we determined reflects the highest and best use of these assets. These fair values involved significant assumptions and actual results could differ from these estimates.

There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024, except as noted in the table above.
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

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,528	$8,325	$8,085	$7,776

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

As of March 31, 2025, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

Notional Contract Volumes by Year of Maturity
2025
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	3,093

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	109,568
Futures – short	106,583
Corn:
Futures – long	52,405
Futures – short	93,470
Physical contracts – long	39,795

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2025, we had foreign currency contracts to purchase $174 million of U.S. dollars. These commitments matured on or before April 16, 2025.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $332 million and $204 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are reflected in cost of materials and other.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of March 31, 2025 and December 31, 2024 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 11 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2025		December 31, 2024
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$14	$9	$12	$13

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$492	$463	$390	$435
Physical purchase contracts	Inventories	1	12	2	3
Foreign currency contracts	Receivables, net	—	—	6	—
Total		$493	$475	$398	$438

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2025	2024
Commodity contracts:
Loss recognized in other comprehensive income (loss)	n/a	$(4)	$(60)
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(7)	24

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, cash flow hedges primarily related to forecasted sales of renewable diesel. As of March 31, 2025, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2025 and 2024 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2025	2024
Commodity contracts	Revenues	$—	$(4)
Commodity contracts	Cost of materials and other	(18)	—
Foreign currency contracts	Cost of materials and other	(4)	15

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
•our plans, actions, assets, and operations in California and expected timing and cost of obligations and other financial statement impacts;
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
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel regulations, policies, and standards issued by governments across the world to address greenhouse gas (GHG) emissions and the percentage of low-carbon fuels in the transportation fuel mix, including, but not limited to, the Renewable and Low-Carbon Fuel Programs, blending and tax credits, efficiency standards, or other benefits or incentives that impact the demand for low-carbon fuels; and
•expectations regarding our low-carbon fuels strategy, publicly announced GHG emissions reduction/displacement targets and long-term ambition, and our current, former, and any future low-carbon projects.

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
•demand for, and supplies of, crude oil and other feedstocks, as well as other critical materials and supplies;
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
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including trade restrictions, expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs and their effects on trading relationships, transportation delays, import and export controls, labor unrest, security issues involving key personnel, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, and other actions, policies, and initiatives by federal, state, local, and other jurisdictions applicable to us;
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
•overall economic conditions, including the stability and liquidity of financial markets, and the effect thereof on consumer demand; and
•other factors generally described in the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2024.

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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (b) beginning on page 43 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (b), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 48 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 47, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the first quarter of 2025 were supported by stable worldwide demand for petroleum-based transportation fuels. However, our results were also impacted by heavy maintenance activities and a challenging margin environment. In addition, we recognized an asset impairment loss of $1.1 billion ($877 million after taxes) associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.

We reported a net loss attributable to Valero stockholders of $595 million for the first quarter of 2025. Our operating results, including operating results by segment, are described in the following summary under “First Quarter Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 36.

Our operations generated $952 million of cash during the first quarter of 2025. In addition, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030 during the first quarter of 2025, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. The cash generated by our operations, along with the net proceeds from our debt issuance and cash on hand, was used to make $660 million of capital investments in our business, return $630 million to our stockholders through purchases of common stock for treasury and dividend payments, and repay the $189 million outstanding principal balance of our 3.65 percent Senior Notes that matured in March 2025. As a result of this and other activity, our cash, cash equivalents, and restricted cash decreased by $22 million during the first quarter of 2025 to $4.8 billion as of March 31, 2025. We had $9.7 billion in liquidity as of March 31, 2025. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 45.

First Quarter Results
For the first quarter of 2025, we reported a net loss attributable to Valero stockholders of $595 million compared to net income attributable to Valero stockholders of $1.2 billion for the first quarter of 2024. The decrease of $1.8 billion was primarily due to a decrease in operating income of $2.6 billion, partially offset by a decrease in income tax expense of $618 million. The details of our operating income (loss) and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (b) beginning on page 43.

	Three Months Ended March 31,
	2025	2024	Change
Refining segment:
Operating income (loss)	$(530)	$1,745	$(2,275)
Adjusted operating income	605	1,750	(1,145)
Renewable Diesel segment:
Operating income (loss)	(141)	190	(331)
Ethanol segment:
Operating income	20	10	10
Adjusted operating income	20	39	(19)
Total company:
Operating income (loss)	(900)	1,679	(2,579)
Adjusted operating income	235	1,713	(1,478)

While our operating income decreased by $2.6 billion in the first quarter of 2025 compared to the first quarter of 2024, adjusted operating income decreased by $1.5 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $1.1 billion primarily due to lower gasoline and distillate (primarily diesel) margins, a decline in crude oil differentials, and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher margins on other products.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $331 million primarily due to a decrease in sales volumes and higher feedstock costs.

•Ethanol segment. Ethanol segment adjusted operating income decreased by $19 million primarily due to higher corn prices, lower corn related co-product prices, and higher operating expenses (excluding depreciation and amortization expense), partially offset by higher ethanol prices.

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic activity and its resulting impact on product supply and demand, including the effects of tariffs thereon, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of 2025.

•Gasoline and diesel demand have exceeded pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve, outpacing gasoline and diesel demand growth, and is approaching pre-pandemic levels in the U.S.

•Combined light product (gasoline, diesel, and jet fuel) inventories across the U.S. and Europe remain comparable to recent historical levels. Expected reductions in refining capacity in 2025 should support utilization of refining capacity.

•Crude oil differentials are expected to remain relatively stable. However, potential sanction adjustments related to Iran, Russia, and Venezuela, the Russia-Ukraine conflict, and an expected increase in sour crude production from OPEC+ suppliers could result in increased volatility in the crude oil market and potentially impact crude oil differentials.

•Renewable diesel demand is expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (b) beginning on page 43, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 42 through 45.

First Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$28,757	$493	$1,008	$—	$30,258
Intersegment revenues	2	407	217	(626)	—
Total revenues	28,759	900	1,225	(626)	30,258
Cost of sales:
Cost of materials and other	26,269	895	1,032	(648)	27,548
Operating expenses (excluding depreciation and amortization expense reflected below)	1,291	78	154	—	1,523
Depreciation and amortization expense	594	68	19	(1)	680
Total cost of sales	28,154	1,041	1,205	(649)	29,751
Asset impairment loss (a)	1,131	—	—	—	1,131
Other operating expenses	4	—	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	261	261
Depreciation and amortization expense	—	—	—	11	11
Operating income (loss) by segment	$(530)	$(141)	$20	$(249)	(900)
Other income, net					120
Interest and debt expense, net of capitalized interest					(137)
Loss before income tax benefit					(917)
Income tax benefit					(265)
Net loss					(652)
Less: Net loss attributable to noncontrolling interests					(57)
Net loss attributable to Valero Energy Corporation stockholders					$(595)

First Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$30,143	$702	$914	$—	$31,759
Intersegment revenues	2	709	190	(901)	—
Total revenues	30,145	1,411	1,104	(901)	31,759
Cost of sales:
Cost of materials and other	26,611	1,066	909	(904)	27,682
Operating expenses (excluding depreciation and amortization expense reflected below)	1,184	90	137	—	1,411
Depreciation and amortization expense	600	65	19	(1)	683
Total cost of sales	28,395	1,221	1,065	(905)	29,776
Other operating expenses	5	—	29	—	34
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	258	258
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,745	$190	$10	$(266)	1,679
Other income, net					144
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					1,683
Income tax expense					353
Net income					1,330
Less: Net income attributable to noncontrolling interests					85
Net income attributable to Valero Energy Corporation stockholders					$1,245

First Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2025	2024
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$74.89	$81.83
Brent less West Texas Intermediate (WTI) crude oil	3.43	4.76
Brent less WTI Houston crude oil	2.08	2.93
Brent less Dated Brent crude oil	(0.75)	(1.38)
Brent less Argus Sour Crude Index crude oil	2.56	4.96
Brent less Maya crude oil	9.79	12.29
Brent less Western Canadian Select Houston crude oil	7.24	11.58
WTI crude oil	71.46	77.07

Natural gas (dollars per million British Thermal Units)	3.38	1.79

Renewable volume obligation (RVO) (dollars per barrel) (c)	4.76	3.68

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock for Oxygenate Blending (CBOB) gasoline less Brent	3.58	8.13
Ultra-low-sulfur (ULS) diesel less Brent	16.69	24.61
Propylene less Brent (not RVO adjusted)	(14.53)	(47.26)
U.S. Mid-Continent:
CBOB gasoline less WTI	9.26	9.11
ULS diesel less WTI	16.50	22.92
North Atlantic:
CBOB gasoline less Brent	4.90	8.85
ULS diesel less Brent	20.88	28.21
U.S. West Coast:
California Reformulated Gasoline Blendstock for Oxygenate Blending 87 gasoline less Brent	23.14	19.94
California Air Resources Board diesel less Brent	20.37	26.60

First Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended March 31,
	2025	2024
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.38	$2.71
Biodiesel RIN (dollars per RIN)	0.79	0.58
California LCFS carbon credit (dollars per metric ton)	66.17	63.55
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.50	0.40
USGC DCO (dollars per pound)	0.52	0.48
USGC fancy bleachable tallow (dollars per pound)	0.50	0.41

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.73	4.35
New York Harbor ethanol (dollars per gallon)	1.82	1.64

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$30,258	$31,759	$(1,501)
Asset impairment loss (see note (a))	1,131	—	1,131
Operating income (loss)	(900)	1,679	(2,579)
Adjusted operating income (see note (b))	235	1,713	(1,478)
Income tax expense (benefit)	(265)	353	(618)
Net income (loss) attributable to noncontrolling interests	(57)	85	(142)

Revenues decreased by $1.5 billion in the first quarter of 2025 compared to the first quarter of 2024 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues, along with the effect of an asset impairment loss of $1.1 billion in the first quarter of 2025 (see note (a)), resulted in a $2.6 billion decrease in operating income, from operating income of $1.7 billion in the first quarter of 2024 to an operating loss of $900 million in the first quarter of 2025.

Adjusted operating income decreased by $1.5 billion, from $1.7 billion in the first quarter of 2024 to $235 million in the first quarter of 2025. The components of this $1.5 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense decreased by $618 million in the first quarter of 2025 compared to the first quarter of 2024 primarily as a result of lower income before income tax expense. Our effective tax rate was 29 percent in the first quarter of 2025 compared to 21 percent in the first quarter of 2024. The increase in the effective tax rate was primarily due to a decrease in U.S. income before income tax expense resulting from the asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.
Net income attributable to noncontrolling interests decreased by $142 million in the first quarter of 2025 compared to the first quarter of 2024 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis beginning on page 41.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2025	2024	Change
Operating income (loss)	$(530)	$1,745	$(2,275)
Adjusted operating income (see note (b))	605	1,750	(1,145)

Refining margin (see note (b))	2,490	3,534	(1,044)
Operating expenses (excluding depreciation and amortization expense reflected below)	1,291	1,184	107
Depreciation and amortization expense	594	600	(6)
Asset impairment loss (see note (a))	1,131	—	1,131

Throughput volumes (thousand barrels per day) (see note (d))	2,828	2,760	68

Refining segment operating income decreased by $2.3 billion in the first quarter of 2025; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (b), decreased by $1.1 billion in the first quarter of 2025 compared to the first quarter of 2024. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $1.0 billion in the first quarter of 2025 compared to the first quarter of 2024.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 38 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first quarter of 2025 compared to the first quarter of 2024.

The decrease in Refining segment margin was primarily due to the following:

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $680 million.

◦A decrease in gasoline margins had an unfavorable impact of approximately $300 million.

◦A decline in crude oil differentials had an unfavorable impact of approximately $300 million.
◦An increase in margins for other products had a favorable impact of approximately $180 million.

•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $107 million primarily due to increases in energy costs of $65 million and maintenance expense of $41 million.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2025	2024	Change
Operating income (loss)	$(141)	$190	$(331)

Renewable Diesel margin (see note (b))	5	345	(340)
Operating expenses (excluding depreciation and amortization expense reflected below)	78	90	(12)
Depreciation and amortization expense	68	65	3

Sales volumes (thousand gallons per day) (see note (d))	2,435	3,729	(1,294)

Renewable Diesel segment operating income decreased by $331 million in the first quarter of 2025 compared to the first quarter of 2024 primarily due to a decrease in Renewable Diesel segment margin of $340 million in the first quarter of 2025 compared to the first quarter of 2024.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell and the cost of the feedstocks that we process. The table on page 39 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first quarter of 2025 compared to the first quarter of 2024.
The decrease in Renewable Diesel segment margin was primarily due to the following:

•A decrease in sales volumes of 1.3 million gallons per day had an unfavorable impact of approximately $170 million. The decrease in sales volumes was primarily due to reduced production resulting from planned maintenance activities at the DGD St. Charles Plant in the first quarter of 2025.

•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $90 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2025	2024	Change
Operating income	$20	$10	$10
Adjusted operating income (see note (b))	20	39	(19)

Ethanol margin (see note (b))	193	195	(2)
Operating expenses (excluding depreciation and amortization expense reflected below)	154	137	17
Depreciation and amortization expense	19	19	—

Production volumes (thousand gallons per day) (see note (d))	4,466	4,466	—

Ethanol segment operating income increased by $10 million in the first quarter of 2025; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (b), decreased by $19 million in the first quarter of 2025 compared to the first quarter of 2024. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin decreased by $2 million in the first quarter of 2025 compared to the first quarter of 2024.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 39 reflects market reference prices that we believe impacted our Ethanol segment margin in the first quarter of 2025 compared to the first quarter of 2024.

The decrease in Ethanol segment margin was primarily due to the following:

◦An increase in corn prices had an unfavorable impact of approximately $45 million.
◦A decrease in prices for the co-products that we produce, primarily dry distillers grains, had an unfavorable impact of approximately $30 million.
◦An increase in ethanol prices had a favorable impact of approximately $70 million.
•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $17 million primarily due to an increase in energy costs.
________________________
The following notes relate to references on pages 36 through 42.

(a)In late March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to cease refining operations by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we evaluated the assets of the Benicia and Wilmington refineries for impairment as of March 31, 2025 and concluded that the carrying values of these assets were not recoverable. Therefore, we reduced the carrying values of the Benicia and Wilmington refineries to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion in the three months ended March 31, 2025.

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

Non-GAAP measures are as follows (in millions):

◦Refining margin is defined as Refining segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Refining operating income (loss) to Refining margin
Refining operating income (loss)	$(530)	$1,745
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	1,291	1,184
Depreciation and amortization expense	594	600
Asset impairment loss (see note (a))	1,131	—
Other operating expenses	4	5
Refining margin	$2,490	$3,534
◦Renewable Diesel margin is defined as Renewable Diesel segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Renewable Diesel operating income (loss) to Renewable Diesel margin
Renewable Diesel operating income (loss)	$(141)	$190
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	78	90
Depreciation and amortization expense	68	65
Renewable Diesel margin	$5	$345

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$20	$10
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	154	137
Depreciation and amortization expense	19	19
Other operating expenses	—	29
Ethanol margin	$193	$195
◦Adjusted Refining operating income is defined as Refining segment operating income (loss) excluding the asset impairment loss and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Refining operating income (loss) to adjusted Refining operating income
Refining operating income (loss)	$(530)	$1,745
Adjustments:
Asset impairment loss (see note (a))	1,131	—
Other operating expenses	4	5
Adjusted Refining operating income	$605	$1,750
◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$20	$10
Adjustment: Other operating expenses	—	29
Adjusted Ethanol operating income	$20	$39

◦Adjusted operating income is defined as total company operating income (loss) excluding the asset impairment loss and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2025	2024
Reconciliation of total company operating income (loss) to adjusted operating income
Total company operating income (loss)	$(900)	$1,679
Adjustments:
Asset impairment loss (see note (a))	1,131	—
Other operating expenses	4	34
Adjusted operating income	$235	$1,713

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

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of March 31, 2025 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	4,449
Total liquidity	$9,747
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $185 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 4 of Condensed Notes to Consolidated Financial Statements.

On February 7, 2025, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030. Proceeds from this debt issuance totaled $649 million before deducting the underwriting discount and other debt issuance costs. A portion of the net proceeds from this debt issuance was used for the repayment of our outstanding 3.65 percent Senior Notes due March 15, 2025 and 2.850 percent Senior Notes due April 15, 2025. The remaining net proceeds were used for general corporate purposes.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$952	$1,846
Investing activities	(635)	(637)
Financing activities:
Debt issuance and borrowings	2,499	1,370
Repayments of debt and finance lease obligations	(2,116)	(1,725)
Return to stockholders:
Purchases of common stock for treasury	(274)	(1,023)
Common stock dividend payments	(356)	(356)
Return to stockholders	(630)	(1,379)
Other financing activities	(135)	90
Financing activities	(382)	(1,644)
Effect of foreign exchange rate changes on cash	43	(72)
Net decrease in cash, cash equivalents, and restricted cash	$(22)	$(507)
Cash Flows for the Three Months Ended March 31, 2025
In the first quarter of 2025, we used the $952 million of cash generated by our operations, $2.5 billion from our debt issuance and borrowings, and $22 million of cash on hand to make $635 million of investments in our business, repay $2.1 billion of debt and finance lease obligations, and return $630 million to our stockholders through purchases of our common stock for treasury and dividend payments. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $952 million of cash in the first quarter of 2025, driven primarily by noncash charges to income of $1.4 billion and a positive change in working capital of $157 million. Noncash charges primarily included a $1.1 billion asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements, and $691 million of depreciation and amortization expense, partially offset by a $324 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 10 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net loss.

Our investing activities of $635 million primarily consisted of $660 million in capital investments, as defined below under “Capital Investments,” of which $95 million related to capital investments made by DGD.

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

Our investing activities of $637 million primarily consisted of $661 million in capital investments, of which $78 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of March 31, 2025 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments are composed of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows as shown on page 5. Capital investments exclude acquisitions, if any.
We have publicly announced GHG emissions reduction/displacement targets and a long-term ambition. We believe that our allocation of growth capital into low-carbon projects to date has been consistent with such targets and ambition. Certain low-carbon projects have been completed or are already in execution and the associated capital investments are included in our expected capital investments for 2025. Our capital investments in future years to achieve these targets and ambition are expected to include investments associated with certain low-carbon projects currently at various stages of progress, evaluation, or approval. For additional information, see the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2024.

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

We are a 50 percent joint venture member in DGD and consolidate its financial statements, and DGD’s operations compose our Renewable Diesel segment. As a result, all of DGD’s net cash provided by operating activities (or operating cash flow) is included in our consolidated net cash provided by operating activities. In general, DGD’s members use DGD’s operating cash flow (excluding changes in its current assets and current liabilities) to fund its capital investments rather than distribute all of that cash to themselves. Because DGD’s operating cash flow is effectively attributable to each member, only 50 percent of DGD’s capital investments should be attributed to our net share of capital investments. We also exclude all of the capital expenditures of other VIEs that we consolidate because we do not operate those VIEs. See Note 6 of Condensed Notes to Consolidated Financial Statements for more information about the VIEs that we consolidate. We believe capital investments attributable to Valero is an important measure because it more accurately reflects our capital investments.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$189	$128
Capital expenditures of VIEs:
DGD	59	69
Other VIEs	1	3
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	374	452
Deferred turnaround and catalyst cost expenditures of DGD	36	9
Investments in nonconsolidated joint ventures	1	—
Capital investments	660	661
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(48)	(39)
Capital expenditures of other VIEs	(1)	(3)
Capital investments attributable to Valero	$611	$619

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024, we expect to incur approximately $2.0 billion for capital investments attributable to Valero during 2025.

Contractual Obligations
As of March 31, 2025, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the three months ended March 31, 2025, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2025.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the three months ended March 31, 2025, we purchased for treasury 2,074,605 of our shares for a total cost of $272 million. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of March 31, 2025, we had $1.6 billion and $2.5 billion remaining available for purchase under the February 2024 and September 2024 Programs, respectively. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2024, we plan to contribute approximately $130 million to our pension plans and $20 million to our other postretirement benefit plans during 2025. No significant contributions were made to these plans during the three months ended March 31, 2025.

Cash Held by Our Foreign Subsidiaries
As of March 31, 2025, $3.8 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

Asset Retirement Obligations
See Note 2 of Condensed Notes to Consolidated Financial Statements for information regarding our asset retirement obligations.

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
CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes to the critical accounting policies that involve critical accounting estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2024.
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

	March 31, 2025 (a)
	Expected Maturity Dates
	Remainder of 2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$251	$672	$564	$1,047	$439	$5,585	$8,558	$8,279
Average interest rate	2.9%	4.2%	2.2%	4.4%	4.0%	5.5%	4.9%
Floating rate	$46	$—	$—	$—	$—	$—	$46	$46
Average interest rate	8.2%	—%	—%	—%	—%	—%	8.2%

	December 31, 2024 (a)
	Expected Maturity Dates
	2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$441	$672	$564	$1,047	$439	$4,935	$8,098	$7,718
Average interest rate	3.2%	4.2%	2.2%	4.4%	4.0%	5.6%	4.9%
Floating rate	$58	$—	$—	$—	$—	$—	$58	$58
Average interest rate	8.4%	—%	—%	—%	—%	—%	8.4%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2024. See Note 12 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of March 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2025, there were no new proceedings required to be disclosed in this item under SEC regulations and no material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2024. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings is required in this item. We believe any such proceedings less than this threshold are not material to our business and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 2025	138,770	$138.08	—	$4.3 billion
February 2025	59,370	$131.83	—	$4.3 billion
March 2025	1,876,465	$129.24	1,876,068	$4.1 billion
Total	2,074,605	$129.91	1,876,068	$4.1 billion
________________________
(a)The shares reported in this column include 198,537 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 22, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of March 31, 2025, we had $1.6 billion remaining available for purchase under the February 2024 Program. On October 29, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2024 Program. This authorization was granted on September 19, 2024.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
*4.01
Second Supplemental Indenture, dated as of April 17, 2025, among Valero Energy Partners LP, as issuer; the co-issuers party thereto; Valero Energy Corporation, as parent guarantor; and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee.

+10.01
Form of Amended and Restated Performance Share Agreement (2024 grant–first tranche)–incorporated by reference to Exhibit 10.17 to Valero’s annual report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-13175).

+10.02
Form of Amended and Restated Performance Share Agreement (2023 grant–third tranche, 2024 grant–second and third tranches, and current)–incorporated by reference to Exhibit 10.18 to Valero’s annual report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-13175).

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
Date: April 24, 2025