Form 10-Q
period 2025-06-30
VALERO ENERGY CORP/TX
filed 2025-07-24
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 18, 2025 was 310,651,744.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,537	$4,657
Receivables, net	11,073	10,708
Inventories	7,538	7,761
Prepaid expenses and other	656	611
Total current assets	23,804	23,737
Property, plant, and equipment, at cost	49,701	52,368
Accumulated depreciation	(21,465)	(23,054)
Property, plant, and equipment, net	28,236	29,314
Deferred charges and other assets, net	7,393	7,092
Total assets	$59,433	$60,143
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$382	$743
Accounts payable	11,499	12,092
Accrued expenses	1,288	1,130
Taxes other than income taxes payable	1,451	1,360
Income taxes payable	57	170
Total current liabilities	14,677	15,495
Debt and finance lease obligations, less current portion	10,265	9,720
Deferred income tax liabilities	5,048	5,267
Other long-term liabilities	2,496	2,140
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,956	6,939
Treasury stock, at cost; 362,847,666 and 358,637,890 common shares	(28,757)	(28,178)
Retained earnings	46,425	47,016
Accumulated other comprehensive loss	(553)	(1,272)
Total Valero Energy Corporation stockholders’ equity	24,078	24,512
Noncontrolling interests	2,869	3,009
Total equity	26,947	27,521
Total liabilities and equity	$59,433	$60,143

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues (a)	$29,889	$34,490	$60,147	$66,249
Cost of sales:
Cost of materials and other	26,332	30,943	53,880	58,625
Operating expenses (excluding depreciation and amortization expense reflected below)	1,522	1,424	3,045	2,835
Depreciation and amortization expense	786	684	1,466	1,367
Total cost of sales	28,640	33,051	58,391	62,827
Asset impairment loss	—	—	1,131	—
Other operating expenses	4	3	8	37
General and administrative expenses (excluding depreciation and amortization expense reflected below)	220	203	481	461
Depreciation and amortization expense	28	12	39	24
Operating income	997	1,221	97	2,900
Other income, net	86	122	206	266
Interest and debt expense, net of capitalized interest	(141)	(140)	(278)	(280)
Income before income tax expense	942	1,203	25	2,886
Income tax expense	279	277	14	630
Net income	663	926	11	2,256
Less: Net income (loss) attributable to noncontrolling interests	(51)	46	(108)	131
Net income attributable to Valero Energy Corporation stockholders	$714	$880	$119	$2,125

Earnings per common share	$2.28	$2.71	$0.37	$6.47
Weighted-average common shares outstanding (in millions)	312	324	313	327

Earnings per common share – assuming dilution	$2.28	$2.71	$0.37	$6.47
Weighted-average common shares outstanding – assuming dilution (in millions)	312	324	313	327
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,662	$1,456	$3,166	$2,843

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$663	$926	$11	$2,256
Other comprehensive income (loss):
Foreign currency translation adjustment	564	(111)	726	(264)
Net gain (loss) on pension and other postretirement benefits	4	(5)	5	(11)
Net loss on cash flow hedges	(3)	(8)	—	(92)
Other comprehensive income (loss) before income tax expense (benefit)	565	(124)	731	(367)
Income tax expense (benefit) related to items of other comprehensive income (loss)	9	(3)	10	(18)
Other comprehensive income (loss)	556	(121)	721	(349)
Comprehensive income	1,219	805	732	1,907
Less: Comprehensive income (loss) attributable to noncontrolling interests	(51)	42	(106)	84
Comprehensive income attributable to Valero Energy Corporation stockholders	$1,270	$763	$838	$1,823

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2025	$7	$6,944	$(28,417)	$46,065	$(1,109)	$23,490	$2,825	$26,315
Net income (loss)	—	—	—	714	—	714	(51)	663
Dividends on common stock ($1.13 per share)	—	—	—	(354)	—	(354)	—	(354)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Transactions in connection with stock-based compensation plans	—	(1)	1	—	—	—	—	—
Purchases of common stock for treasury	—	—	(341)	—	—	(341)	—	(341)
Contributions from noncontrolling interests	—	—	—	—	—	—	97	97
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	556	556	—	556
Balance as of June 30, 2025	$7	$6,956	$(28,757)	$46,425	$(553)	$24,078	$2,869	$26,947

Balance as of March 31, 2024	$7	$6,916	$(26,330)	$46,519	$(1,055)	$26,057	$2,767	$28,824
Net income	—	—	—	880	—	880	46	926
Dividends on common stock ($1.07 per share)	—	—	—	(347)	—	(347)	—	(347)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Purchases of common stock for treasury	—	—	(1,043)	—	—	(1,043)	—	(1,043)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	—	(117)	(117)	(4)	(121)
Balance as of June 30, 2024	$7	$6,929	$(27,373)	$47,052	$(1,172)	$25,443	$2,807	$28,250

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2024	$7	$6,939	$(28,178)	$47,016	$(1,272)	$24,512	$3,009	$27,521
Net income (loss)	—	—	—	119	—	119	(108)	11
Dividends on common stock ($2.26 per share)	—	—	—	(710)	—	(710)	—	(710)
Stock-based compensation expense	—	50	—	—	—	50	—	50
Transactions in connection with stock-based compensation plans	—	(33)	34	—	—	1	—	1
Purchases of common stock for treasury	—	—	(613)	—	—	(613)	—	(613)
Contributions from noncontrolling interests	—	—	—	—	—	—	97	97
Distributions to noncontrolling interests	—	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	719	719	2	721
Balance as of June 30, 2025	$7	$6,956	$(28,757)	$46,425	$(553)	$24,078	$2,869	$26,947

Balance as of December 31, 2023	$7	$6,901	$(25,322)	$45,630	$(870)	$26,346	$2,178	$28,524
Net income	—	—	—	2,125	—	2,125	131	2,256
Dividends on common stock ($2.14 per share)	—	—	—	(703)	—	(703)	—	(703)
Stock-based compensation expense	—	52	—	—	—	52	—	52
Transactions in connection with stock-based compensation plans	—	(24)	25	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,076)	—	—	(2,076)	—	(2,076)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Conversion of IEnova Revolver debt to equity (see Notes 4 and 6)	—	—	—	—	—	—	457	457
Other comprehensive loss	—	—	—	—	(302)	(302)	(47)	(349)
Balance as of June 30, 2024	$7	$6,929	$(27,373)	$47,052	$(1,172)	$25,443	$2,807	$28,250

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$11	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,505	1,391
Asset impairment loss	1,131	—
Deferred income tax benefit	(259)	(100)
Changes in current assets and current liabilities	(168)	629
Changes in deferred charges and credits and other operating activities, net	(332)	142
Net cash provided by operating activities	1,888	4,318
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(333)	(247)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(63)	(142)
Other VIEs	(3)	(5)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(621)	(636)
Deferred turnaround and catalyst cost expenditures of DGD	(46)	(51)
Purchases of available-for-sale (AFS) debt securities	(12)	(14)
Proceeds from sales and maturities of AFS debt securities	16	68
Investments in nonconsolidated joint ventures	(1)	—
Other investing activities, net	16	(2)
Net cash used in investing activities	(1,047)	(1,029)
Cash flows from financing activities:
Proceeds from debt issuance and borrowings (excluding VIEs)	4,749	2,850
Proceeds from debt borrowings of VIEs:
DGD	300	250
Other VIEs	—	23
Repayments of debt and finance lease obligations (excluding VIEs)	(4,656)	(3,117)
Repayments of debt and finance lease obligations of VIEs:
DGD	(213)	(513)
Other VIEs	(21)	(13)
Purchases of common stock for treasury	(612)	(2,056)
Payment of excise tax on purchases of common stock for treasury	(28)	—
Common stock dividend payments	(710)	(703)
Contributions from noncontrolling interests	97	90
Distributions to noncontrolling interests	(131)	(2)
Other financing activities, net	(6)	—
Net cash used in financing activities	(1,231)	(3,191)
Effect of foreign exchange rate changes on cash	273	(108)
Net decrease in cash, cash equivalents, and restricted cash	(117)	(10)
Cash, cash equivalents, and restricted cash at beginning of period (a)	4,829	5,424
Cash, cash equivalents, and restricted cash at end of period (a)	$4,712	$5,414
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

In March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to cease refining operations by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we updated our evaluation of potential impairment and concluded that the carrying values of our Benicia and Wilmington refineries were not recoverable as of March 31, 2025. Therefore, we reduced the carrying values of these assets to their estimated fair values of $722 million and $847 million, respectively, and recognized a combined asset impairment loss of $1.1 billion in our Refining segment in March 2025. See Note 12 for disclosure related to the method used to determine the fair values.

Included in the recoverability assessments discussed above was the recognition of expected asset retirement obligations of $337 million, which primarily reflects the fair value of estimated costs for certain legal obligations to decommission the assets based on a range of potential settlement dates as of March 31, 2025.

In connection with our plan to cease refining operations at our Benicia Refinery, we shortened the estimated useful life of the refinery assets, and as a result, will depreciate the revised carrying value of the net property, plant, and equipment and other noncurrent assets to the estimated salvage value of $107 million through April 2026. Accordingly, we recorded incremental depreciation of approximately $100 million in depreciation and amortization expense in the three and six months ended June 30, 2025.

We continue to evaluate strategic alternatives for our remaining operations in California.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Refinery feedstocks	$1,875	$2,167
Refined petroleum products and blendstocks	4,084	4,016
Renewable diesel feedstocks and products	874	872
Ethanol feedstocks and products	314	342
Materials and supplies	391	364
Inventories	$7,538	$7,761

As of June 30, 2025 and December 31, 2024, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $3.7 billion and $4.0 billion, respectively. Our non-LIFO inventories accounted for $1.1 billion and $1.3 billion of our total inventories as of June 30, 2025 and December 31, 2024, respectively.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			June 30, 2025
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	November 2027	$—	$2	$3,998
Accounts receivable sales facility (b)	1,300	July 2025	—	n/a	1,300
Committed facilities of VIEs (c):
DGD Revolver (d)	400	June 2026	100	23	277
DGD Loan Agreement (e)	100	June 2026	—	n/a	100
IEnova Revolver (f)	830	February 2028	37	n/a	793
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	57	n/a
Uncommitted facility of VIE (c):
DGD letter of credit facility	n/a	n/a	n/a	47	n/a
________________________
(a)Letters of credit issued as of June 30, 2025 expire at various times in 2025 through 2026.
(b)In July 2025, we extended the maturity date of this facility to July 2026.
(c)Creditors of the VIEs do not have recourse against us.
(d)The variable interest rate on the unsecured revolving credit facility with a syndicate of financial institutions (the DGD Revolver) was 6.166 percent as of June 30, 2025.
(e)The amounts shown for DGD’s unsecured revolving loan agreement with its members (the DGD Loan Agreement) represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation.
(f)Central Mexico Terminals (defined in Note 6) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 6). The variable interest rate on the IEnova Revolver was 8.148 percent and 8.443 percent as of June 30, 2025 and December 31, 2024, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings and repayments under our credit facilities were as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Borrowings:
Accounts receivable sales facility	$4,100	$2,850
DGD Revolver	300	150
DGD Loan Agreement	—	100
IEnova Revolver	—	23
Repayments:
Accounts receivable sales facility	(4,100)	(2,850)
DGD Revolver	(200)	(400)
DGD Loan Agreement	—	(100)
IEnova Revolver	(21)	—
Other Disclosures
“Interest and debt expense, net of capitalized interest” was comprised as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and debt expense	$146	$146	$288	$293
Less: Capitalized interest	5	6	10	13
Interest and debt expense, net of capitalized interest	$141	$140	$278	$280

5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. During the three and six months ended June 30, 2025, we purchased for treasury 2,567,930 shares and 4,642,535 shares, respectively. During the three and six months ended June 30, 2024, we purchased for treasury 6,622,185 shares and 13,256,028 shares, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Remaining Available for Purchase as of June 30, 2025
February 2024 Program	February 22, 2024	$2,500	$1,241
September 2024 Program	September 19, 2024	2,500	2,500

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Dividends
On July 17, 2025, our Board declared a quarterly cash dividend of $1.13 per common share payable on September 2, 2025 to holders of record at the close of business on July 31, 2025.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2025				2024
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,102)	$(2)	$(5)	$(1,109)	$(883)	$(167)	$(5)	$(1,055)
Other comprehensive income (loss) before reclassifications	554	—	1	555	(110)	—	8	(102)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	(2)	(4)	—	(3)	(12)	(15)
Effect of exchange rates	—	5	—	5	—	—	—	—
Other comprehensive income (loss)	554	3	(1)	556	(110)	(3)	(4)	(117)
Balance as of end of period	$(548)	$1	$(6)	$(553)	$(993)	$(170)	$(9)	$(1,172)

	Six Months Ended June 30,
	2025				2024
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Losses on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,264)	$(2)	$(6)	$(1,272)	$(735)	$(162)	$27	$(870)
Other comprehensive income (loss) before reclassifications	716	—	—	716	(258)	—	(15)	(273)
Amounts reclassified from accumulated other comprehensive loss	—	(4)	—	(4)	—	(7)	(21)	(28)
Effect of exchange rates	—	7	—	7	—	(1)	—	(1)
Other comprehensive income (loss)	716	3	—	719	(258)	(8)	(36)	(302)
Balance as of end of period	$(548)	$1	$(6)	$(553)	$(993)	$(170)	$(9)	$(1,172)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2025, the significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
June 30, 2025
Assets
Cash and cash equivalents	$164	$—	$24	$188
Other current assets	987	18	43	1,048
Property, plant, and equipment, net	3,737	629	64	4,430
Deferred charges and other assets, net	301	69	10	380
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$354	$55	$3	$412
Debt and finance lease obligations, less current portion	628	—	—	628
__________________________________________________________________
1 DGD produces synthetic paraffinic kerosene (SPK), a renewable blending component, using the Hydrotreated Esters and Fatty Acids (HEFA) process. SPK is also commonly referred to as “neat SAF.” Current aviation regulations allow SPK to be blended up to 50 percent with conventional jet fuel for use in an aircraft. This blend is commonly referred to as “blended SAF” or “SAF.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	DGD	Central Mexico Terminals	Other	Total
December 31, 2024
Assets
Cash and cash equivalents	$353	$—	$21	$374
Other current assets	976	9	42	1,027
Property, plant, and equipment, net	3,806	647	64	4,517
Deferred charges and other assets, net	86	69	11	166
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$304	$75	$4	$383
Debt and finance lease obligations, less current portion	642	—	—	642

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2025	2024	2025	2024
Three months ended June 30
Service cost	$27	$28	$1	$1
Interest cost	34	32	3	3
Expected return on plan assets	(56)	(54)	—	—
Amortization of:
Net actuarial gain	(2)	(2)	(2)	(1)
Prior service cost (credit)	1	(2)	—	—
Settlement loss	2	—	—	—
Net periodic benefit cost	$6	$2	$2	$3

Six months ended June 30
Service cost	$54	$56	$2	$2
Interest cost	68	63	6	6
Expected return on plan assets	(111)	(107)	—	—
Amortization of:
Net actuarial gain	(4)	(3)	(4)	(2)
Prior service cost (credit)	3	(5)	—	—
Settlement loss	3	—	—	—
Net periodic benefit cost	$13	$4	$4	$6

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    INCOME TAXES

Income Tax Expense
For the three and six months ended June 30, 2025, our effective tax rate was higher than the U.S. federal statutory rate due to lower U.S. income before income tax expense primarily resulting from the asset impairment loss associated with our operations in California, as described in Note 2.

There was no significant variation in the customary relationship between income tax expense and income before income tax expense for the three and six months ended June 30, 2024.

One Big Beautiful Bill Act
On July 4, 2025, legislation commonly known as the One Big Beautiful Bill Act (OBBB) was enacted, which resulted in a broad range of changes to the U.S. Internal Revenue Code of 1986, as amended (the Code). The most significant provisions affecting us include the following:
•extension of the clean fuel production credit through December 31, 2029;
•requirement that feedstocks for fuel produced after December 31, 2025 must be produced or grown exclusively in the U.S., Mexico, or Canada in order for such fuel to be eligible for the clean fuel production credit;
•elimination of the special clean fuel production credit rate for SAF produced after December 31, 2025;
•permanent reinstatement of the provision that allows companies to expense 100 percent of the cost of qualified property acquired and placed in service after January 19, 2025; and
•modification of several international tax provisions, including those relating to net controlled foreign corporation tested income (formerly global intangible low-taxed income) and foreign-derived deduction eligible income (formerly foreign-derived intangible income) beginning January 1, 2026.

We are currently evaluating the effects of these changes and other provisions of this legislation on our financial position, results of operations, and liquidity in the future; however, we do not expect that the OBBB will have a material effect on our financial position, results of operations, and liquidity in 2025.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per common share:
Net income attributable to Valero stockholders	$714	$880	$119	$2,125
Less: Income allocated to participating securities	2	3	2	6
Net income available to common stockholders	$712	$877	$117	$2,119

Weighted-average common shares outstanding	312	324	313	327

Earnings per common share	$2.28	$2.71	$0.37	$6.47

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$714	$880	$119	$2,125
Less: Income allocated to participating securities	2	3	2	6
Net income available to common stockholders	$712	$877	$117	$2,119

Weighted-average common shares outstanding	312	324	313	327
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	312	324	313	327

Earnings per common share – assuming dilution	$2.28	$2.71	$0.37	$6.47

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan. Dilutive securities include participating securities as well as outstanding stock options. For the three and six months ended June 30, 2025 and 2024, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	June 30, 2025	December 31, 2024
Receivables from contracts with customers, included in receivables, net	$6,366	$5,812
Contract liabilities, included in accrued expenses	59	82

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2025, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

•The Renewable Diesel segment represents the operations of DGD, a consolidated joint venture as discussed in Note 6, and the associated activities to market low-carbon fuels. The principal products manufactured by DGD and sold by this segment are renewable diesel, renewable naphtha, and neat SAF. This segment sells some renewable diesel and neat SAF to the Refining

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
segment for blending into petroleum-based diesel and conventional jet fuel, respectively, which is then sold to that segment’s customers as finished product.
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income (loss), including a reconciliation to our consolidated income before income tax expense and total expenditures for long-lived assets, by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2025
Revenues:
Revenues from external customers	$28,324	$565	$1,000	$—	$29,889
Intersegment revenues	2	533	205	(740)	—
Total revenues	28,326	1,098	1,205	(740)	29,889
Cost of sales:
Cost of materials and other (a)	25,042	1,044	988	(742)	26,332
Operating expenses (excluding depreciation and amortization expense reflected below)	1,307	72	144	(1)	1,522
Depreciation and amortization expense	707	61	19	(1)	786
Total cost of sales	27,056	1,177	1,151	(744)	28,640
Other operating expenses	4	—	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	220	220
Depreciation and amortization expense	—	—	—	28	28
Operating income (loss) by segment	$1,266	$(79)	$54	$(244)	997
Other income, net					86
Interest and debt expense, net of capitalized interest					(141)
Income before income tax expense					$942

Total expenditures for long-lived assets (b)	$374	$14	$10	$9	$407
________________________
See notes on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended June 30, 2024
Revenues:
Revenues from external customers	$33,044	$554	$892	$—	$34,490
Intersegment revenues	3	630	229	(862)	—
Total revenues	33,047	1,184	1,121	(862)	34,490
Cost of sales:
Cost of materials and other (a)	29,995	930	874	(856)	30,943
Operating expenses (excluding depreciation and amortization expense reflected below)	1,219	80	125	—	1,424
Depreciation and amortization expense	604	62	19	(1)	684
Total cost of sales	31,818	1,072	1,018	(857)	33,051
Other operating expenses	5	—	(2)	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	203	203
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,224	$112	$105	$(220)	1,221
Other income, net					122
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					$1,203

Total expenditures for long-lived assets (b)	$286	$115	$11	$8	$420
________________________
See notes on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2025
Revenues:
Revenues from external customers	$57,081	$1,058	$2,008	$—	$60,147
Intersegment revenues	4	940	422	(1,366)	—
Total revenues	57,085	1,998	2,430	(1,366)	60,147
Cost of sales:
Cost of materials and other (a)	51,311	1,939	2,020	(1,390)	53,880
Operating expenses (excluding depreciation and amortization expense reflected below)	2,598	150	298	(1)	3,045
Depreciation and amortization expense	1,301	129	38	(2)	1,466
Total cost of sales	55,210	2,218	2,356	(1,393)	58,391
Asset impairment loss	1,131	—	—	—	1,131
Other operating expenses	8	—	—	—	8
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	481	481
Depreciation and amortization expense	—	—	—	39	39
Operating income (loss) by segment	$736	$(220)	$74	$(493)	97
Other income, net					206
Interest and debt expense, net of capitalized interest					(278)
Income before income tax expense					$25

Total expenditures for long-lived assets (b)	$907	$109	$18	$32	$1,066
________________________
See notes on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Six months ended June 30, 2024
Revenues:
Revenues from external customers	$63,187	$1,256	$1,806	$—	$66,249
Intersegment revenues	5	1,339	419	(1,763)	—
Total revenues	63,192	2,595	2,225	(1,763)	66,249
Cost of sales:
Cost of materials and other (a)	56,606	1,996	1,783	(1,760)	58,625
Operating expenses (excluding depreciation and amortization expense reflected below)	2,403	170	262	—	2,835
Depreciation and amortization expense	1,204	127	38	(2)	1,367
Total cost of sales	60,213	2,293	2,083	(1,762)	62,827
Other operating expenses	10	—	27	—	37
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	461	461
Depreciation and amortization expense	—	—	—	24	24
Operating income by segment	$2,969	$302	$115	$(486)	2,900
Other income, net					266
Interest and debt expense, net of capitalized interest					(280)
Income before income tax expense					$2,886

Total expenditures for long-lived assets (b)	$847	$193	$17	$24	$1,081
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the clean fuel production credit on qualifying sales of certain low-carbon transportation fuels of $140 million and $191 million for the three and six months ended June 30, 2025, respectively, and the blender’s tax credit on qualified fuel mixtures of $308 million and $639 million for the three and six months ended June 30, 2024, respectively.
(b)Total expenditures for long-lived assets includes amounts related to capital expenditures and deferred turnaround and catalyst costs.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Refining:
Gasolines and blendstocks	$12,721	$15,517	$25,095	$28,643
Distillates	12,778	14,303	26,154	28,431
Other product revenues	2,825	3,224	5,832	6,113
Total Refining revenues	28,324	33,044	57,081	63,187
Renewable Diesel:
Renewable diesel	470	540	861	1,219
Renewable naphtha	46	14	85	37
Neat SAF	49	—	112	—
Total Renewable Diesel revenues	565	554	1,058	1,256
Ethanol:
Ethanol	780	662	1,567	1,300
Distillers grains	220	230	441	506
Total Ethanol revenues	1,000	892	2,008	1,806
Revenues	$29,889	$34,490	$60,147	$66,249

Total assets by reportable segment were as follows (in millions):

	June 30, 2025	December 31, 2024
Refining	$46,223	$46,729
Renewable Diesel	5,402	5,680
Ethanol	1,496	1,545
Corporate and eliminations	6,312	6,189
Total assets	$59,433	$60,143

As of June 30, 2025 and December 31, 2024, our investments in nonconsolidated joint ventures accounted for under the equity method were $690 million and $695 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” in our balance sheets.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Decrease (increase) in current assets:
Receivables, net	$(112)	$(801)
Inventories	418	(503)
Prepaid expenses and other	98	218
Increase (decrease) in current liabilities:
Accounts payable	(613)	2,021
Accrued expenses	112	(215)
Taxes other than income taxes payable	45	17
Income taxes payable	(116)	(108)
Changes in current assets and current liabilities	$(168)	$629

Changes in current assets and current liabilities for the six months ended June 30, 2025 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product sales volumes, partially offset by a decrease in related prices in June 2025 compared to December 2024 and the collection of $246 million for a blender’s tax credit receivable;

•The decrease in inventories was primarily due to lower inventory levels in June 2025 compared to December 2024; and

•The decrease in accounts payable was primarily due to a decrease in crude oil and other feedstock prices in June 2025 compared to December 2024.
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Interest paid in excess of amount capitalized, including interest on finance leases	$263	$283
Income taxes paid, net	283	659

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$261	$57	$250	$58
Financing cash flows	—	129	—	113
Changes in lease balances resulting from new and modified leases	266	18	276	194

Noncash investing activities for the six months ended June 30, 2025 included the recognition of expected asset retirement obligations of $337 million, as described in Note 2. There were no other significant noncash investing and financing activities during the six months ended June 30, 2025, except as noted in the table above.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2025 and December 31, 2024.

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

	June 30, 2025
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$867	$—	$—	$867	$(822)	$(22)	$23	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Investments of certain benefit plans	84	—	4	88	n/a	n/a	88	n/a
Investments in AFS debt securities	4	23	—	27	n/a	n/a	27	n/a
Total	$955	$24	$4	$983	$(822)	$(22)	$139

Liabilities
Commodity derivative contracts	$881	$—	$—	$881	$(822)	$(59)	$—	$(55)
Physical purchase contracts	—	8	—	8	n/a	n/a	8	n/a
Blending program obligations	—	140	—	140	n/a	n/a	140	n/a
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Total	$885	$148	$—	$1,033	$(822)	$(59)	$152

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$402	$—	$—	$402	$(402)	$—	$—	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	89	—	4	93	n/a	n/a	93	n/a
Investments in AFS debt securities	6	20	—	26	n/a	n/a	26	n/a
Foreign currency contracts	6	—	—	6	n/a	n/a	6	n/a
Total	$503	$22	$4	$529	$(402)	$—	$127

Liabilities
Commodity derivative contracts	$448	$—	$—	$448	$(402)	$(46)	$—	$(71)
Blending program obligations	—	13	—	13	n/a	n/a	13	n/a
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Total	$448	$16	$—	$464	$(402)	$(46)	$16

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

•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and six months ended June 30, 2025 and 2024.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

As discussed in Note 2, we concluded that the carrying values of the Benicia and Wilmington refineries were impaired as of March 31, 2025. The fair values of the refineries were determined using a market approach based on a comparison of recent property sales and other relevant real estate and market data, which we determined reflects the highest and best use of these assets. These fair values involved significant assumptions and actual results could differ from these estimates.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents information (in millions) about our nonfinancial assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2025.

	March 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value as of June 30, 2025 (a)	Loss Recognized (b)
Assets
Long-lived assets of the Benicia Refinery	$—	$—	$722	$722	$584	$901
Long-lived assets of the Wilmington Refinery	—	—	847	847	824	230
Total	$—	$—	$1,569	$1,569	$1,408	$1,131
________________________
(a)The carrying values of the Benicia and Wilmington refineries as of June 30, 2025 are lower than the fair values as of March 31, 2025 primarily due to depreciation and amortization expense recognized in the three months ended June 30, 2025.
(b)The asset impairment loss was recognized in our Refining segment in March 2025.

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

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,370	$8,191	$8,085	$7,776

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2025, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2025	2026
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	3,432	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	119,584	7,081
Futures – short	117,712	7,066
Corn:
Futures – long	117,650	85
Futures – short	153,455	1,980
Physical contracts – long	33,976	1,939

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2025, we had foreign currency contracts to purchase $628 million of U.S. dollars. Of these commitments, $453 million matured on or before July 21, 2025 and the remaining $175 million will mature by July 30, 2025.

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $408 million and $173 million for the three months ended June 30, 2025 and 2024, respectively, and $740 million and $377 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are reflected in cost of materials and other.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of June 30, 2025 and December 31, 2024 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2025		December 31, 2024
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$19	$36	$12	$13

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$848	$845	$390	$435
Physical purchase contracts	Inventories	1	8	2	3
Foreign currency contracts	Receivables, net	—	—	6	—
Foreign currency contracts	Accrued expenses	—	4	—	—
Total		$849	$857	$398	$438

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$4	$22	$—	$(38)
Gain reclassified from accumulated other comprehensive loss into income	Revenues	7	30	—	54

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025 and 2024, cash flow hedges primarily related to forecasted sales of renewable diesel. As of June 30, 2025, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2025 and 2024 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Commodity contracts	Revenues	$(4)	$(3)	$(4)	$(7)
Commodity contracts	Cost of materials and other	(32)	(57)	(50)	(57)
Foreign currency contracts	Cost of materials and other	(16)	4	(20)	19

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

•expectations regarding environmental, tax, and other regulatory matters, including the matters discussed in Notes 2 and 8 of Condensed Notes to Consolidated Financial Statements and under “PART II, ITEM 1. LEGAL PROCEEDINGS,” the anticipated amounts and timing of payment with respect to our deferred tax liabilities, unrecognized tax benefits, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated or potential effects thereof on our business, financial condition, results of operations, and liquidity;
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
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by government authorities, environmental regulations, changes to income tax rates, profits, windfall, margin, or other taxes or penalties, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under SBx 1-2 and related regulation, actions implemented under the Renewable and Low-Carbon Fuel Programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other government agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business, financial condition, results of operations, and liquidity;
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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining, Renewable Diesel, and Ethanol segment margin; and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (b) beginning on page 57 for reconciliations of adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) and Refining, Renewable Diesel, and Ethanol segment margin to their most directly comparable GAAP financial measures. Also in note (b), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 63 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 62, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the second quarter and first six months of 2025 were supported by strong worldwide demand for petroleum-based transportation fuels, while worldwide supply of those products was constrained. However, our results were also impacted by the asset impairment loss of $1.1 billion ($877 million after taxes) associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.

We reported $714 million and $119 million of net income attributable to Valero stockholders for the second quarter of 2025 and the first six months of 2025, respectively. Our operating results, including operating results by segment, are described in the following summary under “Second Quarter Results” and “First Six Months Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 43.

Our operations generated $1.9 billion of cash during the first six months of 2025. In addition, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030 during the first six months of 2025, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. The cash generated by our operations, along with the net proceeds from our debt issuance and cash on hand, was used to make $1.1 billion of capital investments in our business, return $1.3 billion to our stockholders through purchases of common stock for treasury and dividend payments, and repay $440 million of our public debt that matured in the first six months of 2025. As a result of this and other activity, our cash, cash equivalents, and restricted cash decreased by $117 million during the first six months of 2025 to $4.7 billion as of June 30, 2025. We had $9.6 billion in liquidity as of June 30, 2025. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 60.

Second Quarter Results
For the second quarter of 2025, we reported net income attributable to Valero stockholders of $714 million compared to $880 million for the second quarter of 2024. The decrease of $166 million was primarily due to a decrease in operating income of $224 million, partially offset by a decrease in net income (loss) attributable to noncontrolling interest of $97 million. The details of our operating income (loss) and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (b) beginning on page 57.

	Three Months Ended June 30,
	2025	2024	Change
Refining segment:
Operating income	$1,266	$1,224	$42
Adjusted operating income	1,270	1,229	41
Renewable Diesel segment:
Operating income (loss)	(79)	112	(191)
Ethanol segment:
Operating income	54	105	(51)
Adjusted operating income	54	103	(49)
Total company:
Operating income	997	1,221	(224)
Adjusted operating income	1,001	1,224	(223)

While our operating income decreased by $224 million in the second quarter of 2025 compared to the second quarter of 2024, adjusted operating income decreased by $223 million primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $41 million primarily due to higher gasoline and distillate (primarily diesel) margins, partially offset by a decline in crude oil differentials, a decrease in throughput volumes, and increases in operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $191 million primarily due to higher feedstock costs and a decrease in sales volumes, partially offset by higher product prices (primarily renewable diesel).

•Ethanol segment. Ethanol segment adjusted operating income decreased by $49 million primarily due to lower ethanol prices, higher corn prices, and higher operating expenses (excluding depreciation and amortization expense); partially offset by an increase in production volumes.

First Six Months Results
For the first six months of 2025, we reported net income attributable to Valero stockholders of $119 million compared to $2.1 billion for the first six months of 2024. The decrease of $2.0 billion was primarily due to a decrease in operating income of $2.8 billion, partially offset by a decrease in income tax expense of $616 million and a decrease in net income (loss) attributable to noncontrolling interest of $239 million. The details of our operating income and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (b) beginning on page 57.

	Six Months Ended June 30,
	2025	2024	Change
Refining segment:
Operating income	$736	$2,969	$(2,233)
Adjusted operating income	1,875	2,979	(1,104)
Renewable Diesel segment:
Operating income (loss)	(220)	302	(522)
Ethanol segment:
Operating income	74	115	(41)
Adjusted operating income	74	142	(68)
Total company:
Operating income	97	2,900	(2,803)
Adjusted operating income	1,236	2,937	(1,701)

While our operating income decreased by $2.8 billion in the first six months of 2025 compared to the first six months of 2024, adjusted operating income decreased by $1.7 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $1.1 billion primarily due to a decline in crude oil and other feedstock differentials, lower distillate (primarily diesel) margins, and increases in operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense; partially offset by higher margins on other products.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $522 million primarily due to higher feedstock costs and a decrease in sales volumes, partially offset by higher product prices (primarily renewable diesel).

•Ethanol segment. Ethanol segment adjusted operating income decreased by $68 million primarily due to higher corn prices, lower corn related co-product prices, and higher operating expenses (excluding depreciation and amortization expense); partially offset by higher ethanol prices and an increase in production volumes.

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic activity and its resulting impact on product supply and demand, including the effects of tariffs thereon, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of 2025.

•Gasoline and diesel demand have exceeded pre-pandemic levels and are expected to follow typical seasonal patterns. Jet fuel demand continues to improve, outpacing gasoline and diesel demand growth, and is approaching pre-pandemic levels in the U.S.

•Combined light product (gasoline, diesel, and jet fuel) inventories across the U.S. and Europe are low. Expected reductions in refining capacity in 2025 should continue to support utilization of refining capacity.

•Crude oil differentials are expected to remain relatively stable. However, potential sanction adjustments related to Iran, Russia, and Venezuela, the Russia-Ukraine conflict, and an increase in sour crude production from OPEC+ suppliers could result in increased volatility in the crude oil market and potentially impact crude oil differentials.

•Renewable diesel demand is expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (b) beginning on page 57, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 57 through 59.

Second Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$28,324	$565	$1,000	$—	$29,889
Intersegment revenues	2	533	205	(740)	—
Total revenues	28,326	1,098	1,205	(740)	29,889
Cost of sales:
Cost of materials and other	25,042	1,044	988	(742)	26,332
Operating expenses (excluding depreciation and amortization expense reflected below)	1,307	72	144	(1)	1,522
Depreciation and amortization expense	707	61	19	(1)	786
Total cost of sales	27,056	1,177	1,151	(744)	28,640
Other operating expenses	4	—	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	220	220
Depreciation and amortization expense	—	—	—	28	28
Operating income (loss) by segment	$1,266	$(79)	$54	$(244)	997
Other income, net					86
Interest and debt expense, net of capitalized interest					(141)
Income before income tax expense					942
Income tax expense					279
Net income					663
Less: Net loss attributable to noncontrolling interests					(51)
Net income attributable to Valero Energy Corporation stockholders					$714

Second Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$33,044	$554	$892	$—	$34,490
Intersegment revenues	3	630	229	(862)	—
Total revenues	33,047	1,184	1,121	(862)	34,490
Cost of sales:
Cost of materials and other	29,995	930	874	(856)	30,943
Operating expenses (excluding depreciation and amortization expense reflected below)	1,219	80	125	—	1,424
Depreciation and amortization expense	604	62	19	(1)	684
Total cost of sales	31,818	1,072	1,018	(857)	33,051
Other operating expenses	5	—	(2)	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	203	203
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,224	$112	$105	$(220)	1,221
Other income, net					122
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					1,203
Income tax expense					277
Net income					926
Less: Net income attributable to noncontrolling interests					46
Net income attributable to Valero Energy Corporation stockholders					$880

Second Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended June 30,
	2025	2024
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$66.59	$84.96
Brent less West Texas Intermediate (WTI) crude oil	2.72	4.22
Brent less WTI Houston crude oil	1.89	2.73
Brent less Dated Brent crude oil	(1.08)	0.09
Brent less Argus Sour Crude Index (ASCI) crude oil	2.02	3.90
Brent less Maya crude oil	8.11	11.49
Brent less Western Canadian Select (WCS) Houston crude oil	6.25	11.14
WTI crude oil	63.87	80.74

Natural gas (dollars per million British Thermal Units (MMBTu))	2.83	1.74

Renewable volume obligation (RVO) (dollars per barrel) (c)	6.14	3.39

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock for Oxygenate Blending (CBOB) gasoline less Brent	8.99	7.95
Ultra-low-sulfur (ULS) diesel less Brent	14.79	14.12
Propylene less Brent (not RVO adjusted)	(11.50)	(45.72)
U.S. Mid-Continent:
CBOB gasoline less WTI	14.91	13.28
ULS diesel less WTI	20.60	17.17
North Atlantic:
CBOB gasoline less Brent	13.43	16.22
ULS diesel less Brent	18.79	16.27
U.S. West Coast:
California Reformulated Gasoline Blendstock for Oxygenate Blending (CARBOB) 87 gasoline less Brent	36.98	31.88
California Air Resources Board (CARB) diesel less Brent	20.22	18.12

Second Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended June 30,
	2025	2024
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.16	$2.51
Biodiesel RIN (dollars per RIN)	1.09	0.51
California LCFS carbon credit (dollars per metric ton)	52.36	51.29
U.S. Gulf Coast (USGC) used cooking oil (UCO) (dollars per pound)	0.56	0.42
USGC DCO (dollars per pound)	0.59	0.46
USGC fancy bleachable tallow (Tallow) (dollars per pound)	0.56	0.43

Ethanol
Chicago Board of Trade (CBOT) corn (dollars per bushel)	4.52	4.43
New York Harbor ethanol (dollars per gallon)	1.84	1.90

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the second quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2025	2024	Change
Revenues	$29,889	$34,490	$(4,601)
Cost of sales	28,640	33,051	(4,411)
Operating income	997	1,221	(224)
Adjusted operating income (see note (b))	1,001	1,224	(223)
Net income (loss) attributable to noncontrolling interests	(51)	46	(97)

Revenues decreased by $4.6 billion in the second quarter of 2025 compared to the second quarter of 2024 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was partially offset by a decrease in cost of sales of $4.4 billion primarily due to decreases in crude oil and other feedstock costs.

Operating income decreased by $224 million in the second quarter of 2025; however, adjusted operating income, which excludes the adjustment in the table in note (b), decreased by $223 million, from $1.2 billion in the second quarter of 2024 to $1.0 billion in the second quarter of 2025. The components of this $223 million decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Net income attributable to noncontrolling interests decreased by $97 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis beginning on page 48.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the second quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2025	2024	Change
Operating income	$1,266	$1,224	$42
Adjusted operating income (see note (b))	1,270	1,229	41

Refining margin (see note (b))	3,284	3,052	232
Operating expenses (excluding depreciation and amortization expense reflected below)	1,307	1,219	88
Depreciation and amortization expense	707	604	103

Throughput volumes (thousand barrels per day) (see note (d))	2,922	3,010	(88)

Refining segment operating income increased by $42 million in the second quarter of 2025; however, Refining segment adjusted operating income, which excludes the adjustment in the table in note (b), increased by $41 million in the second quarter of 2025 compared to the second quarter of 2024. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $232 million in the second quarter of 2025 compared to the second quarter of 2024.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 45 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the second quarter of 2025 compared to the second quarter of 2024.

The increase in Refining segment margin was primarily due to the following:

◦An increase in gasoline margins had a favorable impact of approximately $390 million.
◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $390 million.
◦A decline in crude oil differentials had an unfavorable impact of approximately $450 million.
◦A decrease in throughput volumes of 88,000 barrels per day had an unfavorable impact of approximately $100 million.
•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $88 million primarily due to the effect of a favorable property tax settlement of $51 million in the second quarter of 2024 and an increase in energy costs of $31 million.

•Refining segment depreciation and amortization expense increased by $103 million primarily due to incremental depreciation expense of approximately $100 million related to our plan to cease refining operations at our Benicia Refinery by the end of April 2026, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the second quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2025	2024	Change
Operating income (loss)	$(79)	$112	$(191)

Renewable Diesel margin (see note (b))	54	254	(200)
Operating expenses (excluding depreciation and amortization expense reflected below)	72	80	(8)
Depreciation and amortization expense	61	62	(1)

Sales volumes (thousand gallons per day) (see note (d))	2,732	3,492	(760)

Renewable Diesel segment operating income decreased by $191 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to a decrease in Renewable Diesel segment margin of $200 million in the second quarter of 2025 compared to the second quarter of 2024.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell and the cost of the feedstocks that we process. The table on page 46 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the second quarter of 2025 compared to the second quarter of 2024.
The decrease in Renewable Diesel segment margin was primarily due to the following:

•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $260 million.

•A decrease in sales volumes of 760,000 gallons per day had an unfavorable impact of approximately $110 million. The decrease in sales volumes was primarily due to reduced production driven by unfavorable economic conditions in the second quarter of 2025.

•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $180 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the second quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2025	2024	Change
Operating income	$54	$105	$(51)
Adjusted operating income (see note (b))	54	103	(49)

Ethanol margin (see note (b))	217	247	(30)
Operating expenses (excluding depreciation and amortization expense reflected below)	144	125	19
Depreciation and amortization expense	19	19	—

Production volumes (thousand gallons per day) (see note (d))	4,583	4,474	109

Ethanol segment operating income decreased by $51 million in the second quarter of 2025; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (b), decreased by $49 million in the second quarter of 2025 compared to the second quarter of 2024. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin decreased by $30 million in the second quarter of 2025 compared to the second quarter of 2024.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 46 reflects market reference prices that we believe impacted our Ethanol segment margin in the second quarter of 2025 compared to the second quarter of 2024.

The decrease in Ethanol segment margin was primarily due to the following:

◦A decrease in ethanol prices had an unfavorable impact of approximately $30 million.
◦An increase in corn prices had an unfavorable impact of approximately $10 million.
◦An increase in production volumes of 109,000 gallons per day had a favorable impact of approximately $10 million.
•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $19 million primarily due to an increase in energy costs.

First Six Months Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$57,081	$1,058	$2,008	$—	$60,147
Intersegment revenues	4	940	422	(1,366)	—
Total revenues	57,085	1,998	2,430	(1,366)	60,147
Cost of sales:
Cost of materials and other	51,311	1,939	2,020	(1,390)	53,880
Operating expenses (excluding depreciation and amortization expense reflected below)	2,598	150	298	(1)	3,045
Depreciation and amortization expense	1,301	129	38	(2)	1,466
Total cost of sales	55,210	2,218	2,356	(1,393)	58,391
Asset impairment loss (a)	1,131	—	—	—	1,131
Other operating expenses	8	—	—	—	8
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	481	481
Depreciation and amortization expense	—	—	—	39	39
Operating income (loss) by segment	$736	$(220)	$74	$(493)	97
Other income, net					206
Interest and debt expense, net of capitalized interest					(278)
Income before income tax expense					25
Income tax expense					14
Net income					11
Less: Net loss attributable to noncontrolling interests					(108)
Net income attributable to Valero Energy Corporation stockholders					$119

First Six Months Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$63,187	$1,256	$1,806	$—	$66,249
Intersegment revenues	5	1,339	419	(1,763)	—
Total revenues	63,192	2,595	2,225	(1,763)	66,249
Cost of sales:
Cost of materials and other	56,606	1,996	1,783	(1,760)	58,625
Operating expenses (excluding depreciation and amortization expense reflected below)	2,403	170	262	—	2,835
Depreciation and amortization expense	1,204	127	38	(2)	1,367
Total cost of sales	60,213	2,293	2,083	(1,762)	62,827
Other operating expenses	10	—	27	—	37
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	461	461
Depreciation and amortization expense	—	—	—	24	24
Operating income by segment	$2,969	$302	$115	$(486)	2,900
Other income, net					266
Interest and debt expense, net of capitalized interest					(280)
Income before income tax expense					2,886
Income tax expense					630
Net income					2,256
Less: Net income attributable to noncontrolling interests					131
Net income attributable to Valero Energy Corporation stockholders					$2,125

First Six Months Results -
Average Market Reference Prices and Differentials

	Six Months Ended June 30,
	2025	2024
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$70.74	$83.40
Brent less WTI crude oil	3.08	4.49
Brent less WTI Houston crude oil	1.99	2.83
Brent less Dated Brent crude oil	(0.92)	(0.65)
Brent less ASCI crude oil	2.29	4.43
Brent less Maya crude oil	8.95	11.89
Brent less WCS Houston crude oil	6.75	11.36
WTI crude oil	67.67	78.91

Natural gas (dollars per MMBtu)	3.11	1.77

RVO (dollars per barrel) (c)	5.45	3.54

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	6.29	8.04
ULS diesel less Brent	15.74	19.37
Propylene less Brent (not RVO adjusted)	(13.02)	(46.49)
U.S. Mid-Continent:
CBOB gasoline less WTI	12.09	11.20
ULS diesel less WTI	18.55	20.05
North Atlantic:
CBOB gasoline less Brent	9.17	12.54
ULS diesel less Brent	19.84	22.24
U.S. West Coast:
CARBOB 87 gasoline less Brent	30.06	25.91
CARB diesel less Brent	20.30	22.36

First Six Months Results -
Average Market Reference Prices and Differentials (continued)

	Six Months Ended June 30,
	2025	2024
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.27	$2.61
Biodiesel RIN (dollars per RIN)	0.94	0.55
California LCFS carbon credit (dollars per metric ton)	59.27	57.42
USGC UCO (dollars per pound)	0.53	0.41
USGC DCO (dollars per pound)	0.56	0.47
USGC Tallow (dollars per pound)	0.53	0.42

Ethanol
CBOT corn (dollars per bushel)	4.62	4.39
New York Harbor ethanol (dollars per gallon)	1.83	1.77

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first six months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2025	2024	Change
Revenues	$60,147	$66,249	$(6,102)
Cost of sales	58,391	62,827	(4,436)
Asset impairment loss (see note (a))	1,131	—	1,131
Operating income	97	2,900	(2,803)
Adjusted operating income (see note (b))	1,236	2,937	(1,701)
Income tax expense	14	630	(616)
Net income (loss) attributable to noncontrolling interests	(108)	131	(239)

Revenues decreased by $6.1 billion in the first six months of 2025 compared to the first six months of 2024 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues, along with the effect of an asset impairment loss of $1.1 billion in the first six months of 2025 (see note (a)), was partially offset by a decrease in cost of sales of $4.4 billion primarily due to decreases in crude oil and other feedstock costs.

Operating income decreased by $2.8 billion in the first six months of 2025; however, adjusted operating income, which excludes the adjustments in the table in note (b) decreased by $1.7 billion, from $2.9 billion in the first six months of 2024 to $1.2 billion in the first six months of 2025. The components of this $1.7 billion decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense decreased by $616 million in the first six months of 2025 compared to the first six months of 2024 primarily as a result of lower income before income tax expense. Our effective tax rate was 56 percent in the first six months of 2025 compared to 22 percent in the first six months of 2024.

The increase in the effective tax rate was primarily due to a decrease in U.S. income before income tax expense resulting from the asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.

Net income attributable to noncontrolling interests decreased by $239 million in the first six months of 2025 compared to the first six months of 2024 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis on page 55.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first six months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2025	2024	Change
Operating income	$736	$2,969	$(2,233)
Adjusted operating income (see note (b))	1,875	2,979	(1,104)

Refining margin (see note (b))	5,774	6,586	(812)
Operating expenses (excluding depreciation and amortization expense reflected below)	2,598	2,403	195
Depreciation and amortization expense	1,301	1,204	97
Asset impairment loss (see note (a))	1,131	—	1,131

Throughput volumes (thousand barrels per day) (see note (d))	2,875	2,885	(10)

Refining segment operating income decreased by $2.2 billion in the first six months of 2025 compared to the first six months of 2024; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (b), decreased by $1.1 billion in the first six months of 2025 compared to the first six months of 2024. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin decreased by $812 million in the first six months of 2025 compared to the first six months of 2024.
Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 52 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first six months of 2025 compared to the first six months of 2024.
The decrease in Refining segment margin was primarily due to the following:
◦A decline in crude oil differentials had an unfavorable impact of approximately $770 million.

◦A decrease in distillate (primarily diesel) margins had an unfavorable impact of approximately $410 million.
◦A decline in differentials for other feedstocks had an unfavorable impact of approximately $270 million.
◦An increase in margins for other products had a favorable impact of approximately $570 million.
•Refining segment operating expenses (excluding depreciation and amortization expense) increased by $195 million primarily due to increases in energy costs of $96 million and maintenance expenses of $57 million and the effect of a favorable property tax settlement of $51 million in the first six months of 2024.
•Refining segment depreciation and amortization expense increased by $97 million primarily due to incremental depreciation expense of approximately $100 million related to our plan to cease refining operations at our Benicia Refinery by the end of April 2026, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first six months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2025	2024	Change
Operating income (loss)	$(220)	$302	$(522)

Renewable Diesel margin (see note (b))	59	599	(540)
Operating expenses (excluding depreciation and amortization expense reflected below)	150	170	(20)
Depreciation and amortization expense	129	127	2

Sales volumes (thousand gallons per day) (see note (d))	2,584	3,610	(1,026)

Renewable Diesel segment operating income decreased by $522 million in the first six months of 2025 compared to the first six months of 2024 primarily due to a decrease in Renewable Diesel segment margin of $540 million.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell and the cost of the feedstocks that we process. The table on page 53 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first six months of 2025 compared to the first six months of 2024.

The decrease in Renewable Diesel segment margin was primarily due to the following:
•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $360 million.

•A decrease in sales volumes of 1.0 million gallons per day had an unfavorable impact of approximately $290 million. The decrease in sales volumes was primarily due to reduced production driven by unfavorable economic conditions and planned maintenance activities at the DGD St. Charles Plant in the first six months of 2025.
•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $140 million.
Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first six months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2025	2024	Change
Operating income	$74	$115	$(41)
Adjusted operating income (see note (b))	74	142	(68)

Ethanol margin (see note (b))	410	442	(32)
Operating expenses (excluding depreciation and amortization expense reflected below)	298	262	36
Depreciation and amortization expense	38	38	—

Production volumes (thousand gallons per day) (see note (d))	4,525	4,470	55

Ethanol segment operating income decreased by $41 million in the first six months of 2025 compared to the first six months of 2024; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (b), decreased by $68 million in the first six months of 2025 compared to the first six months of 2024. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin decreased by $32 million in the first six months of 2025 compared to the first six months of 2024.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell and the cost of corn that we process. The table on page 53 reflects market reference prices that we believe impacted our Ethanol segment margin in the first six months of 2025 compared to the first six months of 2024.

The decrease in Ethanol segment margin was primarily due to the following:

◦An increase in corn prices had an unfavorable impact of approximately $55 million.

◦A decrease in prices for the co-products that we produce, primarily DDGs, had an unfavorable impact of approximately $30 million.

◦An increase in ethanol prices had a favorable impact of approximately $35 million.

◦An increase in production volumes of 55,000 gallons per day had a favorable impact of approximately $15 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $36 million primarily due to an increase in energy costs.

________________________
The following notes relate to references on pages 43 through 56.

(a)In March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to cease refining operations by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we evaluated the assets of the Benicia and Wilmington refineries for impairment as of March 31, 2025 and concluded that the carrying values of these assets were not recoverable. Therefore, we reduced the carrying values of the Benicia and Wilmington refineries to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion in the six months ended June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Refining operating income to Refining margin
Refining operating income	$1,266	$1,224	$736	$2,969
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	1,307	1,219	2,598	2,403
Depreciation and amortization expense	707	604	1,301	1,204
Asset impairment loss (see note (a))	—	—	1,131	—
Other operating expenses	4	5	8	10
Refining margin	$3,284	$3,052	$5,774	$6,586

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Renewable Diesel operating income (loss) to Renewable Diesel margin
Renewable Diesel operating income (loss)	$(79)	$112	$(220)	$302
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	72	80	150	170
Depreciation and amortization expense	61	62	129	127
Renewable Diesel margin	$54	$254	$59	$599
◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$54	$105	$74	$115
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	144	125	298	262
Depreciation and amortization expense	19	19	38	38
Other operating expenses	—	(2)	—	27
Ethanol margin	$217	$247	$410	$442
◦Adjusted Refining operating income is defined as Refining segment operating income excluding the asset impairment loss and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$1,266	$1,224	$736	$2,969
Adjustments:
Asset impairment loss (see note (a))	—	—	1,131	—
Other operating expenses	4	5	8	10
Adjusted Refining operating income	$1,270	$1,229	$1,875	$2,979

◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$54	$105	$74	$115
Adjustment: Other operating expenses	—	(2)	—	27
Adjusted Ethanol operating income	$54	$103	$74	$142

◦Adjusted operating income is defined as total company operating income excluding the asset impairment loss and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$997	$1,221	$97	$2,900
Adjustments:
Asset impairment loss (see note (a))	—	—	1,131	—
Other operating expenses	4	3	8	37
Adjusted operating income	$1,001	$1,224	$1,236	$2,937

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

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of June 30, 2025 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	4,349
Total liquidity	$9,647
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $188 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$1,888	$4,318
Investing activities	(1,047)	(1,029)
Financing activities:
Debt issuance and borrowings	5,049	3,123
Repayments of debt and finance lease obligations	(4,890)	(3,643)
Return to stockholders:
Purchases of common stock for treasury	(612)	(2,056)
Common stock dividend payments	(710)	(703)
Return to stockholders	(1,322)	(2,759)
Other financing activities	(68)	88
Financing activities	(1,231)	(3,191)
Effect of foreign exchange rate changes on cash	273	(108)
Net decrease in cash, cash equivalents, and restricted cash	$(117)	$(10)
Cash Flows for the Six Months Ended June 30, 2025
In the first six months of 2025, we used the $1.9 billion of cash generated by our operations, $5.0 billion from our debt issuance and borrowings, and $117 million of cash on hand to make $1.0 billion of investments in our business, repay $4.9 billion of debt and finance lease obligations, and return $1.3 billion to our stockholders through purchases of our common stock for treasury and dividend payments. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $1.9 billion of cash in the first six months of 2025, primarily resulting from noncash charges to income of $2.0 billion, partially offset by an unfavorable change in working capital of $168 million. Noncash charges primarily included a $1.1 billion asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements, and $1.5 billion of depreciation and amortization expense, partially offset by a $259 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.0 billion primarily consisted of $1.1 billion in capital investments, as defined on the following page under “Capital Investments,” of which $109 million related to capital investments made by DGD.

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

Our investing activities of $1.0 billion primarily consisted of $1.1 billion in capital investments, of which $193 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of June 30, 2025 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$333	$247
Capital expenditures of VIEs:
DGD	63	142
Other VIEs	3	5
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	621	636
Deferred turnaround and catalyst cost expenditures of DGD	46	51
Investments in nonconsolidated joint ventures	1	—
Capital investments	1,067	1,081
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(54)	(97)
Capital expenditures of other VIEs	(3)	(5)
Capital investments attributable to Valero	$1,010	$979

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024, we expect to incur approximately $2.0 billion for capital investments attributable to Valero during 2025. Of this amount, approximately $1.6 billion is for sustaining the business and the balance for growth strategies.
Contractual Obligations
As of June 30, 2025, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the six months ended June 30, 2025, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2025.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the six months ended June 30, 2025, we purchased for treasury 4,642,535 of our shares for a total cost of $613 million. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of June 30, 2025, we had $1.2 billion and $2.5 billion remaining available for purchase under the February 2024 and September 2024 Programs, respectively. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2024, we plan to contribute approximately $130 million to our pension plans and $20 million to our other postretirement benefit plans during 2025. No significant contributions were made to these plans during the six months ended June 30, 2025.

Tax Matters
On July 4, 2025, the OBBB was enacted, which resulted in a broad range of changes to the Code, as more fully described in Note 8 of Condensed Notes to Consolidated Financial Statements.

We are currently evaluating the effects of these changes and other provisions of this legislation on our financial condition, results of operations, and liquidity in the future; however, we do not expect that the OBBB will have a material effect on our financial condition, results of operations, and liquidity in 2025.

Cash Held by Our Foreign Subsidiaries
As of June 30, 2025, $3.9 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

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

	June 30, 2025 (a)
	Expected Maturity Dates
	Remainder of 2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$—	$672	$564	$1,047	$439	$5,585	$8,307	$8,054
Average interest rate	—%	4.2%	2.2%	4.4%	4.0%	5.5%	5.0%
Floating rate	$137	$—	$—	$—	$—	$—	$137	$137
Average interest rate	6.7%	—%	—%	—%	—%	—%	6.7%

	December 31, 2024 (a)
	Expected Maturity Dates
	2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$441	$672	$564	$1,047	$439	$4,935	$8,098	$7,718
Average interest rate	3.2%	4.2%	2.2%	4.4%	4.0%	5.6%	4.9%
Floating rate	$58	$—	$—	$—	$—	$—	$58	$58
Average interest rate	8.4%	—%	—%	—%	—%	—%	8.4%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2024. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of June 30, 2025.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below describes material developments in a proceeding that we previously reported in our annual report on Form 10-K for the year ended December 31, 2024. During the three months ended June 30, 2025, there were no new proceedings required to be disclosed in this item under SEC regulations.

Environmental Enforcement Matters
We are reporting the following proceeding to comply with SEC regulations, which require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment if a governmental authority is a party to such proceeding and we reasonably believe that such proceeding will result in monetary sanctions that exceed a specified threshold. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceeding is required. We believe any such proceedings less than this threshold are not material to our business and financial condition.

Texas Attorney General (Texas AG) (Port Arthur Refinery). In our annual report on Form 10-K for the year ended December 31, 2024, we reported that the Texas AG had filed suit against our Port Arthur Refinery on July 19, 2019, in the 419th Judicial District Court of Travis County, Texas, Cause No. D-1-GN-19-004121, for alleged violations of the Clean Air Act seeking injunctive relief and penalties. This matter has been resolved with the Texas AG.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 2025	57,866	$115.45	57,659	$4.1 billion
May 2025	796,850	$127.56	796,203	$4.0 billion
June 2025	1,713,214	$134.09	1,712,379	$3.7 billion
Total	2,567,930	$131.64	2,566,241	$3.7 billion
________________________
(a)The shares reported in this column include 1,689 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 22, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of June 30, 2025, we had $1.2 billion remaining available for purchase under the February 2024 Program. On October 29, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2024 Program. This authorization was granted on September 19, 2024.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.01
Second Supplemental Indenture, dated as of April 17, 2025, among Valero Energy Partners LP, as issuer; the co-issuers party thereto; Valero Energy Corporation, as parent guarantor; and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee–incorporated by reference to Exhibit 4.01 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 (SEC File No. 001-13175).

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

*22.01	Subsidiary Issuer of Guaranteed Securities.

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
Date: July 24, 2025