Form 10-Q
period 2025-09-30
VALERO ENERGY CORP/TX
filed 2025-10-23
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 17, 2025 was 305,009,539.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,764	$4,657
Receivables, net	10,333	10,708
Inventories	7,394	7,761
Prepaid expenses and other	1,013	611
Total current assets	23,504	23,737
Property, plant, and equipment, at cost	49,663	52,368
Accumulated depreciation	(21,922)	(23,054)
Property, plant, and equipment, net	27,741	29,314
Deferred charges and other assets, net	7,370	7,092
Total assets	$58,615	$60,143
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$894	$743
Accounts payable	10,694	12,092
Accrued expenses	1,440	1,130
Taxes other than income taxes payable	1,411	1,360
Income taxes payable	290	170
Total current liabilities	14,729	15,495
Debt and finance lease obligations, less current portion	9,687	9,720
Deferred income tax liabilities	5,023	5,267
Other long-term liabilities	2,430	2,140
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,972	6,939
Treasury stock, at cost; 368,490,214 and 358,637,890 common shares	(29,686)	(28,178)
Retained earnings	47,169	47,016
Accumulated other comprehensive loss	(708)	(1,272)
Total Valero Energy Corporation stockholders’ equity	23,754	24,512
Noncontrolling interests	2,992	3,009
Total equity	26,746	27,521
Total liabilities and equity	$58,615	$60,143

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues (a)	$32,168	$32,876	$92,315	$99,125
Cost of sales:
Cost of materials and other	27,958	29,965	81,838	88,590
Operating expenses (excluding depreciation and amortization expense reflected below)	1,614	1,482	4,659	4,317
Depreciation and amortization expense	824	675	2,290	2,042
Total cost of sales	30,396	32,122	88,787	94,949
Asset impairment loss	—	—	1,131	—
Other operating expenses	5	3	13	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	246	234	727	695
Depreciation and amortization expense	12	10	51	34
Operating income	1,509	507	1,606	3,407
Other income, net	86	123	292	389
Interest and debt expense, net of capitalized interest	(139)	(141)	(417)	(421)
Income before income tax expense	1,456	489	1,481	3,375
Income tax expense	390	96	404	726
Net income	1,066	393	1,077	2,649
Less: Net income (loss) attributable to noncontrolling interests	(29)	29	(137)	160
Net income attributable to Valero Energy Corporation stockholders	$1,095	$364	$1,214	$2,489

Earnings per common share	$3.54	$1.14	$3.89	$7.66
Weighted-average common shares outstanding (in millions)	309	318	311	324

Earnings per common share – assuming dilution	$3.53	$1.14	$3.89	$7.66
Weighted-average common shares outstanding – assuming dilution (in millions)	309	318	312	324
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,827	$1,539	$4,993	$4,382

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,066	$393	$1,077	$2,649
Other comprehensive income (loss):
Foreign currency translation adjustment	(157)	326	569	62
Net gain (loss) on pension and other postretirement benefits	(4)	—	1	(11)
Net gain (loss) on cash flow hedges	8	43	8	(49)
Other comprehensive income (loss) before income tax expense (benefit)	(153)	369	578	2
Income tax expense (benefit) related to items of other comprehensive income (loss)	(2)	5	8	(13)
Other comprehensive income (loss)	(151)	364	570	15
Comprehensive income	915	757	1,647	2,664
Less: Comprehensive income (loss) attributable to noncontrolling interests	(25)	51	(131)	135
Comprehensive income attributable to Valero Energy Corporation stockholders	$940	$706	$1,778	$2,529

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of June 30, 2025	$7	$6,956	$(28,757)	$46,425	$(553)	$24,078	$2,869	$26,947
Net income (loss)	—	—	—	1,095	—	1,095	(29)	1,066
Dividends on common stock ($1.13 per share)	—	—	—	(351)	—	(351)	—	(351)
Stock-based compensation expense	—	18	—	—	—	18	—	18
Transactions in connection with stock-based compensation plans	—	(2)	2	—	—	—	—	—
Purchases of common stock for treasury	—	—	(931)	—	—	(931)	—	(931)
Contributions from noncontrolling interests	—	—	—	—	—	—	148	148
Other comprehensive income (loss)	—	—	—	—	(155)	(155)	4	(151)
Balance as of September 30, 2025	$7	$6,972	$(29,686)	$47,169	$(708)	$23,754	$2,992	$26,746

Balance as of June 30, 2024	$7	$6,929	$(27,373)	$47,052	$(1,172)	$25,443	$2,807	$28,250
Net income	—	—	—	364	—	364	29	393
Dividends on common stock ($1.07 per share)	—	—	—	(342)	—	(342)	—	(342)
Stock-based compensation expense	—	11	—	—	—	11	—	11
Purchases of common stock for treasury	—	—	(565)	—	—	(565)	—	(565)
Distributions to noncontrolling interests	—	—	—	—	—	—	(111)	(111)
Other comprehensive income	—	—	—	—	342	342	22	364
Balance as of September 30, 2024	$7	$6,940	$(27,938)	$47,074	$(830)	$25,253	$2,747	$28,000

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2024	$7	$6,939	$(28,178)	$47,016	$(1,272)	$24,512	$3,009	$27,521
Net income (loss)	—	—	—	1,214	—	1,214	(137)	1,077
Dividends on common stock ($3.39 per share)	—	—	—	(1,061)	—	(1,061)	—	(1,061)
Stock-based compensation expense	—	68	—	—	—	68	—	68
Transactions in connection with stock-based compensation plans	—	(35)	36	—	—	1	—	1
Purchases of common stock for treasury	—	—	(1,544)	—	—	(1,544)	—	(1,544)
Contributions from noncontrolling interests	—	—	—	—	—	—	245	245
Distributions to noncontrolling interests	—	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	564	564	6	570
Balance as of September 30, 2025	$7	$6,972	$(29,686)	$47,169	$(708)	$23,754	$2,992	$26,746

Balance as of December 31, 2023	$7	$6,901	$(25,322)	$45,630	$(870)	$26,346	$2,178	$28,524
Net income	—	—	—	2,489	—	2,489	160	2,649
Dividends on common stock ($3.21 per share)	—	—	—	(1,045)	—	(1,045)	—	(1,045)
Stock-based compensation expense	—	63	—	—	—	63	—	63
Transactions in connection with stock-based compensation plans	—	(24)	25	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,641)	—	—	(2,641)	—	(2,641)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	—	—	—	(113)	(113)
Conversion of IEnova Revolver debt to equity (see Notes 4 and 6)	—	—	—	—	—	—	457	457
Other comprehensive income (loss)	—	—	—	—	40	40	(25)	15
Balance as of September 30, 2024	$7	$6,940	$(27,938)	$47,074	$(830)	$25,253	$2,747	$28,000

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,077	$2,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,341	2,076
Asset impairment loss	1,131	—
Deferred income tax benefit	(288)	(78)
Changes in current assets and current liabilities	157	795
Changes in deferred charges and credits and other operating activities, net	(649)	171
Net cash provided by operating activities	3,769	5,613
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(504)	(399)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(67)	(198)
Other VIEs	(5)	(7)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(808)	(844)
Deferred turnaround and catalyst cost expenditures of DGD	(91)	(62)
Purchases of available-for-sale (AFS) debt securities	(18)	(17)
Proceeds from sales and maturities of AFS debt securities	24	79
Investments in nonconsolidated joint ventures	(1)	—
Other investing activities, net	44	11
Net cash used in investing activities	(1,426)	(1,437)
Cash flows from financing activities:
Proceeds from debt issuance and borrowings (excluding VIEs)	5,599	5,200
Proceeds from debt borrowings of VIEs:
DGD	400	250
Other VIEs	—	23
Repayments of debt and finance lease obligations (excluding VIEs)	(5,566)	(5,521)
Repayments of debt and finance lease obligations of VIEs:
DGD	(320)	(519)
Other VIEs	(27)	(13)
Purchases of common stock for treasury	(1,534)	(2,616)
Payment of excise tax on purchases of common stock for treasury	(28)	—
Common stock dividend payments	(1,061)	(1,045)
Contributions from noncontrolling interests	245	90
Distributions to noncontrolling interests	(131)	(113)
Other financing activities, net	(7)	(1)
Net cash used in financing activities	(2,430)	(4,265)
Effect of foreign exchange rate changes on cash	199	19
Net increase (decrease) in cash, cash equivalents, and restricted cash	112	(70)
Cash, cash equivalents, and restricted cash at beginning of period (a)	4,829	5,424
Cash, cash equivalents, and restricted cash at end of period (a)	$4,941	$5,354
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
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual income tax disclosures by requiring further disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
also includes certain other amendments intended to improve the effectiveness of annual income tax disclosures. We adopted this ASU effective January 1, 2025 on a retrospective basis and it did not affect our financial position or our results of operations, but will result in additional annual disclosures.

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

In connection with our plan to cease refining operations at our Benicia Refinery, we shortened the estimated useful life of the refinery assets, and as a result, will depreciate the revised carrying value of the net property, plant, and equipment and other noncurrent assets to the estimated salvage value of $107 million through April 2026. Accordingly, in the three and nine months ended September 30, 2025, we recorded incremental depreciation of approximately $100 million and $200 million, respectively, in depreciation and amortization expense.

In addition, we implemented a transition plan for the affected employees of the Benicia Refinery, which includes retention incentive payments and separation benefits. During the third quarter of 2025, we recognized a liability of $50 million for these one-time costs, which we expect to distribute to eligible

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
employees by the end of the second quarter of 2026. These costs are included in operating expenses (excluding depreciation and amortization expense) in the three and nine months ended September 30, 2025 and are attributable to our Refining segment.

We continue to evaluate strategic alternatives for our remaining operations in California.

3.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Refinery feedstocks	$1,826	$2,167
Refined petroleum products and blendstocks	4,035	4,016
Renewable diesel feedstocks and products	840	872
Ethanol feedstocks and products	292	342
Materials and supplies	401	364
Inventories	$7,394	$7,761

As of September 30, 2025 and December 31, 2024, the replacement cost (market value) of last-in, first-out (LIFO) inventories exceeded their LIFO carrying amounts by $3.4 billion and $4.0 billion, respectively. Our non-LIFO inventories accounted for $1.2 billion and $1.3 billion of our total inventories as of September 30, 2025 and December 31, 2024, respectively.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			September 30, 2025
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver (b)	$4,000	November 2027	$—	$2	$3,998
Accounts receivable sales facility	1,300	July 2026	—	n/a	1,300
Committed facilities of VIEs (c):
DGD Revolver (d)	400	June 2026	100	52	248
DGD Loan Agreement (e)	100	June 2026	—	n/a	100
IEnova Revolver (f)	830	February 2028	31	n/a	799
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	6	n/a
Uncommitted facility of VIE (c):
DGD letter of credit facility	n/a	n/a	n/a	67	n/a
________________________
(a)Letters of credit issued as of September 30, 2025 expire at various times in 2025 through 2026.
(b)In October 2025, we extended the maturity date of this facility to October 2030.
(c)Creditors of the VIEs do not have recourse against us.
(d)The variable interest rate on the unsecured revolving credit facility with a syndicate of financial institutions (the DGD Revolver) was 6.073 percent as of September 30, 2025.
(e)The amounts shown for DGD’s unsecured revolving loan agreement with its members (the DGD Loan Agreement) represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation.
(f)Central Mexico Terminals (defined in Note 6) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 6). The variable interest rate on the IEnova Revolver was 8.141 percent and 8.443 percent as of September 30, 2025 and December 31, 2024, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Borrowings and repayments under our credit facilities were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Borrowings:
Accounts receivable sales facility	$4,950	$5,200
DGD Revolver	400	150
DGD Loan Agreement	—	100
IEnova Revolver	—	23
Repayments:
Accounts receivable sales facility	(4,950)	(5,200)
DGD Revolver	(300)	(400)
DGD Loan Agreement	—	(100)
IEnova Revolver	(27)	—
Other Disclosures
“Interest and debt expense, net of capitalized interest” was comprised as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and debt expense	$144	$145	$432	$438
Less: Capitalized interest	5	4	15	17
Interest and debt expense, net of capitalized interest	$139	$141	$417	$421

5.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. During the three and nine months ended September 30, 2025, we purchased for treasury 5,667,134 shares and 10,309,669 shares, respectively. During the three and nine months ended September 30, 2024, we purchased for treasury 3,798,836 shares and 17,054,864 shares, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Remaining Available for Purchase as of September 30, 2025
February 2024 Program	February 22, 2024	$2,500	$311
September 2024 Program	September 19, 2024	2,500	2,500

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2025				2024
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(548)	$1	$(6)	$(553)	$(993)	$(170)	$(9)	$(1,172)
Other comprehensive income (loss) before reclassifications	(155)	—	(6)	(161)	326	—	33	359
Amounts reclassified from accumulated other comprehensive loss	—	(1)	9	8	—	(5)	(16)	(21)
Effect of exchange rates	—	(2)	—	(2)	—	4	—	4
Other comprehensive income (loss)	(155)	(3)	3	(155)	326	(1)	17	342
Balance as of end of period	$(703)	$(2)	$(3)	$(708)	$(667)	$(171)	$8	$(830)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2025				2024
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(1,264)	$(2)	$(6)	$(1,272)	$(735)	$(162)	$27	$(870)
Other comprehensive income (loss) before reclassifications	561	—	(6)	555	68	—	18	86
Amounts reclassified from accumulated other comprehensive loss	—	(5)	9	4	—	(12)	(37)	(49)
Effect of exchange rates	—	5	—	5	—	3	—	3
Other comprehensive income (loss)	561	—	3	564	68	(9)	(19)	40
Balance as of end of period	$(703)	$(2)	$(3)	$(708)	$(667)	$(171)	$8	$(830)
6.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of September 30, 2025, the significant consolidated VIEs included:

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

The assets of the consolidated VIEs can only be used to settle their own obligations and the creditors of the consolidated VIEs have no recourse to our other assets. We generally do not provide financial guarantees to the VIEs. Although we have provided credit facilities to some of the VIEs in support of their construction or acquisition activities and working capital requirements, these transactions are eliminated in consolidation. Our financial position, results of operations, and cash flows are impacted by
___________________________________________________________________
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

The following table presents summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
September 30, 2025
Assets
Cash and cash equivalents	$136	$1	$32	$169
Other current assets	1,044	18	38	1,100
Property, plant, and equipment, net	3,690	624	62	4,376
Deferred charges and other assets, net	524	68	12	604
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$299	$49	$4	$352
Debt and finance lease obligations, less current portion	622	—	—	622

December 31, 2024
Assets
Cash and cash equivalents	$353	$—	$21	$374
Other current assets	976	9	42	1,027
Property, plant, and equipment, net	3,806	647	64	4,517
Deferred charges and other assets, net	86	69	11	166
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$304	$75	$4	$383
Debt and finance lease obligations, less current portion	642	—	—	642

Nonconsolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. These nonconsolidated VIEs are not material to our financial position or results of operations and are accounted for as equity investments.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2025	2024	2025	2024
Three months ended September 30
Service cost	$27	$28	$—	$1
Interest cost	34	31	3	3
Expected return on plan assets	(56)	(54)	—	—
Amortization of:
Net actuarial gain	(2)	(1)	(2)	(1)
Prior service cost (credit)	1	(3)	1	—
Settlement loss	3	5	—	—
Net periodic benefit cost	$7	$6	$2	$3

Nine months ended September 30
Service cost	$81	$84	$2	$3
Interest cost	102	94	9	9
Expected return on plan assets	(167)	(161)	—	—
Amortization of:
Net actuarial gain	(6)	(4)	(6)	(3)
Prior service cost (credit)	4	(8)	1	—
Settlement loss	6	5	—	—
Net periodic benefit cost	$20	$10	$6	$9

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    INCOME TAXES

Income Tax Expense
For the three and nine months ended September 30, 2025, our effective tax rate was higher than the U.S. federal statutory rate due to lower U.S. income before income tax expense primarily resulting from the asset impairment loss associated with our operations in California, as described in Note 2.

There was no significant variation in the customary relationship between income tax expense and income before income tax expense for the three and nine months ended September 30, 2024.

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

We do not expect that these changes and other provisions of this legislation will have a material effect on our financial position, results of operations, and cash flows in 2025; however, we continue to evaluate the effects of the OBBB on our financial position, results of operations, and cash flows in the future.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per common share:
Net income attributable to Valero stockholders	$1,095	$364	$1,214	$2,489
Less: Income allocated to participating securities	3	1	3	7
Net income available to common stockholders	$1,092	$363	$1,211	$2,482

Weighted-average common shares outstanding	309	318	311	324

Earnings per common share	$3.54	$1.14	$3.89	$7.66

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$1,095	$364	$1,214	$2,489
Less: Income allocated to participating securities	3	1	3	7
Net income available to common stockholders	$1,092	$363	$1,211	$2,482

Weighted-average common shares outstanding	309	318	311	324
Effect of dilutive securities	—	—	1	—
Weighted-average common shares outstanding – assuming dilution	309	318	312	324

Earnings per common share – assuming dilution	$3.53	$1.14	$3.89	$7.66

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan. Dilutive securities include participating securities as well as outstanding stock options. For the three and nine months ended September 30, 2025 and 2024, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	September 30, 2025	December 31, 2024
Receivables from contracts with customers, included in receivables, net	$6,321	$5,812
Contract liabilities, included in accrued expenses	62	82

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of September 30, 2025, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our operating income (loss), including a reconciliation to our consolidated income before income tax expense and total expenditures for long-lived assets, by reportable segment (in millions):

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended September 30, 2025
Revenues:
Revenues from external customers	$30,414	$719	$1,035	$—	$32,168
Intersegment revenues	1	484	259	(744)	—
Total revenues	30,415	1,203	1,294	(744)	32,168
Cost of sales:
Cost of materials and other (a)	26,684	1,077	942	(745)	27,958
Operating expenses (excluding depreciation and amortization expense reflected below)	1,388	78	148	—	1,614
Depreciation and amortization expense	728	76	21	(1)	824
Total cost of sales	28,800	1,231	1,111	(746)	30,396
Other operating expenses	5	—	—	—	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	246	246
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$1,610	$(28)	$183	$(256)	1,509
Other income, net					86
Interest and debt expense, net of capitalized interest					(139)
Income before income tax expense					$1,456

Total expenditures for long-lived assets (b)	$324	$49	$12	$24	$409
________________________
See notes on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Three months ended September 30, 2024
Revenues:
Revenues from external customers	$31,332	$632	$912	$—	$32,876
Intersegment revenues	3	593	235	(831)	—
Total revenues	31,335	1,225	1,147	(831)	32,876
Cost of sales:
Cost of materials and other (a)	28,922	1,029	842	(828)	29,965
Operating expenses (excluding depreciation and amortization expense reflected below)	1,256	92	133	1	1,482
Depreciation and amortization expense	589	69	19	(2)	675
Total cost of sales	30,767	1,190	994	(829)	32,122
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	234	234
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$565	$35	$153	$(246)	507
Other income, net					123
Interest and debt expense, net of capitalized interest					(141)
Income before income tax expense					$489

Total expenditures for long-lived assets (b)	$344	$67	$9	$9	$429
________________________
See notes on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Nine months ended September 30, 2025
Revenues:
Revenues from external customers	$87,495	$1,777	$3,043	$—	$92,315
Intersegment revenues	5	1,424	681	(2,110)	—
Total revenues	87,500	3,201	3,724	(2,110)	92,315
Cost of sales:
Cost of materials and other (a)	77,995	3,016	2,962	(2,135)	81,838
Operating expenses (excluding depreciation and amortization expense reflected below)	3,986	228	446	(1)	4,659
Depreciation and amortization expense	2,029	205	59	(3)	2,290
Total cost of sales	84,010	3,449	3,467	(2,139)	88,787
Asset impairment loss	1,131	—	—	—	1,131
Other operating expenses	13	—	—	—	13
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	727	727
Depreciation and amortization expense	—	—	—	51	51
Operating income (loss) by segment	$2,346	$(248)	$257	$(749)	1,606
Other income, net					292
Interest and debt expense, net of capitalized interest					(417)
Income before income tax expense					$1,481

Total expenditures for long-lived assets (b)	$1,231	$158	$30	$56	$1,475
________________________
See notes on page 23.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Nine months ended September 30, 2024
Revenues:
Revenues from external customers	$94,519	$1,888	$2,718	$—	$99,125
Intersegment revenues	8	1,932	654	(2,594)	—
Total revenues	94,527	3,820	3,372	(2,594)	99,125
Cost of sales:
Cost of materials and other (a)	85,528	3,025	2,625	(2,588)	88,590
Operating expenses (excluding depreciation and amortization expense reflected below)	3,659	262	395	1	4,317
Depreciation and amortization expense	1,793	196	57	(4)	2,042
Total cost of sales	90,980	3,483	3,077	(2,591)	94,949
Other operating expenses	13	—	27	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	695	695
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$3,534	$337	$268	$(732)	3,407
Other income, net					389
Interest and debt expense, net of capitalized interest					(421)
Income before income tax expense					$3,375

Total expenditures for long-lived assets (b)	$1,191	$260	$26	$33	$1,510
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the clean fuel production credit on qualifying sales of certain low-carbon transportation fuels of $206 million and $397 million for the three and nine months ended September 30, 2025, respectively, and the blender’s tax credit on qualified fuel mixtures of $313 million and $952 million for the three and nine months ended September 30, 2024, respectively.
(b)Total expenditures for long-lived assets includes amounts related to capital expenditures and deferred turnaround and catalyst costs.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Refining:
Gasolines and blendstocks	$13,287	$14,361	$38,382	$43,004
Distillates	14,582	13,855	40,736	42,286
Other product revenues	2,545	3,116	8,377	9,229
Total Refining revenues	30,414	31,332	87,495	94,519
Renewable Diesel:
Renewable diesel	623	610	1,484	1,829
Renewable naphtha	29	22	114	59
Neat SAF	67	—	179	—
Total Renewable Diesel revenues	719	632	1,777	1,888
Ethanol:
Ethanol	823	685	2,390	1,985
Distillers grains	212	227	653	733
Total Ethanol revenues	1,035	912	3,043	2,718
Revenues	$32,168	$32,876	$92,315	$99,125

Total assets by reportable segment were as follows (in millions):

	September 30, 2025	December 31, 2024
Refining	$45,010	$46,729
Renewable Diesel	5,600	5,680
Ethanol	1,495	1,545
Corporate and eliminations	6,510	6,189
Total assets	$58,615	$60,143

As of September 30, 2025 and December 31, 2024, our investments in nonconsolidated joint ventures accounted for under the equity method were $687 million and $695 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” in our balance sheets.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Decrease in current assets:
Receivables, net	$619	$1,382
Inventories	529	574
Prepaid expenses and other	51	265
Increase (decrease) in current liabilities:
Accounts payable	(1,438)	(1,081)
Accrued expenses	264	(93)
Taxes other than income taxes payable	13	(114)
Income taxes payable	119	(138)
Changes in current assets and current liabilities	$157	$795

Changes in current assets and current liabilities for the nine months ended September 30, 2025 were primarily due to the following:

•The decrease in receivables was due to a decrease in refined petroleum product sales volumes in September 2025 compared to December 2024 and the collection of $246 million for a blender’s tax credit receivable, partially offset by an increase in related prices in September 2025 compared to December 2024;

•The decrease in inventories was primarily due to lower inventory levels in September 2025 compared to December 2024; and

•The decrease in accounts payable was due to a decrease in crude oil and other feedstock prices combined with a decrease in related volumes purchased in September 2025 compared to December 2024.
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

Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Interest paid in excess of amount capitalized, including interest on finance leases	$362	$374
Income taxes paid, net	398	835

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Nine Months Ended September 30,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$394	$84	$392	$87
Financing cash flows	—	196	—	173
Changes in lease balances resulting from new and modified leases	357	22	346	312

Noncash investing activities for the nine months ended September 30, 2025 included the recognition of expected asset retirement obligations of $337 million, as described in Note 2. There were no other significant noncash investing and financing activities during the nine months ended September 30, 2025, except as noted in the table above.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$333	$—	$—	$333	$(328)	$—	$5	$—
Investments of certain benefit plans	90	—	4	94	n/a	n/a	94	n/a
Investments in AFS debt securities	1	26	—	27	n/a	n/a	27	n/a
Foreign currency contracts	4	—	—	4	n/a	n/a	4	n/a
Total	$428	$26	$4	$458	$(328)	$—	$130

Liabilities
Commodity derivative contracts	$341	$—	$—	$341	$(328)	$(13)	$—	$(66)
Physical purchase contracts	—	7	—	7	n/a	n/a	7	n/a
Blending program obligations	—	134	—	134	n/a	n/a	134	n/a
Total	$341	$141	$—	$482	$(328)	$(13)	$141

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$402	$—	$—	$402	$(402)	$—	$—	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	89	—	4	93	n/a	n/a	93	n/a
Investments in AFS debt securities	6	20	—	26	n/a	n/a	26	n/a
Foreign currency contracts	6	—	—	6	n/a	n/a	6	n/a
Total	$503	$22	$4	$529	$(402)	$—	$127

Liabilities
Commodity derivative contracts	$448	$—	$—	$448	$(402)	$(46)	$—	$(71)
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Blending program obligations	—	13	—	13	n/a	n/a	13	n/a
Total	$448	$16	$—	$464	$(402)	$(46)	$16

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

•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and nine months ended September 30, 2025 and 2024.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents information (in millions) about our nonfinancial assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2025.

	March 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value as of September 30, 2025 (a)	Loss Recognized (b)
Assets
Long-lived assets of the Benicia Refinery	$—	$—	$722	$722	$441	$901
Long-lived assets of the Wilmington Refinery	—	—	847	847	808	230
Total	$—	$—	$1,569	$1,569	$1,249	$1,131
________________________
(a)The carrying values of the Benicia and Wilmington refineries as of September 30, 2025 are lower than the fair values as of March 31, 2025 primarily due to the recognition of depreciation and amortization expense.
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

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,366	$8,327	$8,085	$7,776

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2025, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2025	2026
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	3,600	419

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	94,944	12,098
Futures – short	89,860	13,420
Corn:
Futures – long	60,540	660
Futures – short	89,210	10,420
Physical contracts – long	21,550	9,750

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $431 million and $156 million for the three months ended September 30, 2025 and 2024, respectively, and $1.2 billion and $535 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are reflected in cost of materials and other.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of September 30, 2025, we had foreign currency contracts to purchase $537 million of U.S. dollars. Of these commitments, $467 million matured on or before October 20, 2025 and the remaining $70 million will mature by October 24, 2025.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of September 30, 2025 and December 31, 2024 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2025		December 31, 2024
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$8	$8	$12	$13

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$325	$333	$390	$435
Physical purchase contracts	Inventories	—	7	2	3
Foreign currency contracts	Receivables, net	4	—	6	—
Total		$329	$340	$398	$438

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$(15)	$83	$(15)	$45
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(23)	40	(23)	94

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025 and 2024, cash flow hedges primarily related to forecasted sales of renewable diesel. As of September 30, 2025, the estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2025 and 2024 are described in Note 5.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Commodity contracts	Revenues	$(3)	$(16)	$(7)	$(23)
Commodity contracts	Cost of materials and other	—	(9)	(50)	(66)
Foreign currency contracts	Cost of materials and other	13	(17)	(7)	2

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
•legislative or regulatory action, including the introduction or enactment of legislation or rulemakings by government authorities, environmental regulations, changes to income tax rates, profits, procedures, windfall, margin, or other taxes or penalties, tax changes or restrictions impacting the foreign repatriation of cash, actions implemented under SBx 1-2 and related regulation, actions implemented under the Renewable and Low-Carbon Fuel Programs, including changes to volume requirements or other obligations or exemptions under the RFS, and actions arising from the EPA’s or other government agencies’ regulations, policies, or initiatives concerning GHGs, including mandates for or bans of specific technology, which may adversely affect our business, financial condition, results of operations, and liquidity;
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including trade restrictions, expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs and their effects on trading relationships, transportation delays, import and export controls, labor unrest, security issues involving key personnel, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, government shutdowns, and other actions, policies, and initiatives by federal, state, local, and other jurisdictions applicable to us;
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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining segment adjusted operating expenses (excluding depreciation and amortization expense); and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. See the tables in note (c) beginning on page 57 for reconciliations of Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); and adjusted Refining operating expenses (excluding depreciation and amortization expense) to their most directly comparable GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 64 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 63, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the third quarter and first nine months of 2025 were supported by strong worldwide demand for petroleum-based transportation fuels, while worldwide supply of those products remained constrained. Our results for the first nine months of 2025, however, were also impacted by the asset impairment loss of $1.1 billion ($877 million after taxes) associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.

We reported $1.1 billion and $1.2 billion of net income attributable to Valero stockholders for the third quarter of 2025 and the first nine months of 2025, respectively. Our operating results, including operating results by segment, are described in the following summary under “Third Quarter Results” and “First Nine Months Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 43.

Our operations generated $3.8 billion of cash during the first nine months of 2025. In addition, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030 during the first nine months of 2025, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. The cash generated by our operations, along with the net proceeds from our debt issuance and cash on hand, was used to make $1.5 billion of capital investments in our business, return $2.6 billion to our stockholders through purchases of common stock for treasury and dividend payments, and repay $440 million of our public debt that matured in the first nine months of 2025. As a result of this and other activity, our cash, cash equivalents, and restricted cash increased by $112 million during the first nine months of 2025 to $4.9 billion as of September 30, 2025. We had $9.9 billion in liquidity as of September 30, 2025. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 61.

Third Quarter Results
For the third quarter of 2025, we reported net income attributable to Valero stockholders of $1.1 billion compared to $364 million for the third quarter of 2024. The increase of $731 million was primarily due to an increase in operating income of $1.0 billion, partially offset by an increase in income tax expense of $294 million. The details of our operating income (loss) and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (c) beginning on page 57.

	Three Months Ended September 30,
	2025	2024	Change
Refining segment:
Operating income	$1,610	$565	$1,045
Adjusted operating income	1,665	568	1,097
Renewable Diesel segment:
Operating income (loss)	(28)	35	(63)
Ethanol segment:
Operating income	183	153	30
Total company:
Operating income	1,509	507	1,002
Adjusted operating income	1,564	510	1,054

While our operating income increased by $1.0 billion in the third quarter of 2025 compared to the third quarter of 2024, adjusted operating income increased by $1.1 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $1.1 billion primarily due to higher gasoline and distillate (primarily diesel) margins and an increase in throughput volumes, partially offset by a decline in crude oil and other feedstock differentials and increases in adjusted operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $63 million primarily due to higher feedstock costs and a decrease in sales volumes, partially offset by higher product prices (primarily renewable diesel).

•Ethanol segment. Ethanol segment operating income increased by $30 million primarily due to higher ethanol and corn related co-product prices and an increase in production volumes, partially offset by higher corn prices and an increase in operating expenses (excluding depreciation and amortization expense).

First Nine Months Results
For the first nine months of 2025, we reported net income attributable to Valero stockholders of $1.2 billion compared to $2.5 billion for the first nine months of 2024. The decrease of $1.3 billion was primarily due to a decrease in operating income of $1.8 billion, partially offset by a decrease in income tax expense of $322 million and a decrease in net income attributable to noncontrolling interests of $297 million. The details of our operating income (loss) and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (c) beginning on page 57.

	Nine Months Ended September 30,
	2025	2024	Change
Refining segment:
Operating income	$2,346	$3,534	$(1,188)
Adjusted operating income	3,540	3,547	(7)
Renewable Diesel segment:
Operating income (loss)	(248)	337	(585)
Ethanol segment:
Operating income	257	268	(11)
Adjusted operating income	257	295	(38)
Total company:
Operating income	1,606	3,407	(1,801)
Adjusted operating income	2,800	3,447	(647)

While our operating income decreased by $1.8 billion in the first nine months of 2025 compared to the first nine months of 2024, adjusted operating income decreased by $647 million primarily due to the following:

•Refining segment. Refining segment adjusted operating income decreased by $7 million primarily due to a decline in crude oil and other feedstock differentials and increases in adjusted operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, partially offset by higher gasoline, distillate (primarily diesel), and other product margins and an increase in throughput volumes.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $585 million primarily due to higher feedstock costs and a decrease in sales volumes, partially offset by higher product prices (primarily renewable diesel) and a decrease in operating expenses (excluding depreciation and amortization expense).

•Ethanol segment. Ethanol segment adjusted operating income decreased by $38 million primarily due to higher corn prices and an increase in operating expenses (excluding depreciation and amortization expense), partially offset by higher ethanol prices and an increase in production volumes.

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic activity and its resulting impact on product supply and demand, including the effects of tariffs thereon, we have noted several factors below that have impacted or may impact our results of operations during the fourth quarter of 2025.

•Global demand for gasoline, diesel, and jet fuel continues to rise, with demand for jet fuel outpacing other primary petroleum-based transportation fuels. As biofuel consumption increases at a slower pace than in recent years, petroleum-based transportation fuels account for a greater share of the overall increase in demand for finished products.

•Combined light product (gasoline, diesel, and jet fuel) inventories across the U.S. and Europe remain low. Expected reductions in refining capacity in both regions, unplanned outages at Russian refineries due to the Russia-Ukraine conflict, and a prolonged ramp-up of new capacity in emerging markets continue to support utilization of remaining global refining capacity.

•Crude oil differentials are expected to widen as a result of an increase in sour crude oil production from OPEC+ suppliers. However, potential sanction adjustments related to Iran, Russia, and Venezuela and the Russia-Ukraine conflict could result in increased volatility in the crude oil market and potentially impact crude oil differentials.

•Renewable diesel demand is expected to remain consistent with current levels.

•Ethanol demand is expected to follow typical seasonal patterns.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (c) beginning on page 57, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 57 through 60.

Third Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended September 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$30,414	$719	$1,035	$—	$32,168
Intersegment revenues	1	484	259	(744)	—
Total revenues	30,415	1,203	1,294	(744)	32,168
Cost of sales:
Cost of materials and other	26,684	1,077	942	(745)	27,958
Operating expenses (excluding depreciation and amortization expense reflected below) (a)	1,388	78	148	—	1,614
Depreciation and amortization expense	728	76	21	(1)	824
Total cost of sales	28,800	1,231	1,111	(746)	30,396
Other operating expenses	5	—	—	—	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	246	246
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$1,610	$(28)	$183	$(256)	1,509
Other income, net					86
Interest and debt expense, net of capitalized interest					(139)
Income before income tax expense					1,456
Income tax expense					390
Net income					1,066
Less: Net loss attributable to noncontrolling interests					(29)
Net income attributable to Valero Energy Corporation stockholders					$1,095

Third Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended September 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$31,332	$632	$912	$—	$32,876
Intersegment revenues	3	593	235	(831)	—
Total revenues	31,335	1,225	1,147	(831)	32,876
Cost of sales:
Cost of materials and other	28,922	1,029	842	(828)	29,965
Operating expenses (excluding depreciation and amortization expense reflected below)	1,256	92	133	1	1,482
Depreciation and amortization expense	589	69	19	(2)	675
Total cost of sales	30,767	1,190	994	(829)	32,122
Other operating expenses	3	—	—	—	3
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	234	234
Depreciation and amortization expense	—	—	—	10	10
Operating income by segment	$565	$35	$153	$(246)	507
Other income, net					123
Interest and debt expense, net of capitalized interest					(141)
Income before income tax expense					489
Income tax expense					96
Net income					393
Less: Net income attributable to noncontrolling interests					29
Net income attributable to Valero Energy Corporation stockholders					$364

Third Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended September 30,
	2025	2024
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$68.14	$78.37
Brent less West Texas Intermediate (WTI) crude oil	3.11	3.18
Brent less WTI Houston crude oil	2.09	1.94
Brent less Dated Brent crude oil	(0.91)	(1.63)
Brent less Argus Sour Crude Index (ASCI) crude oil	3.46	4.30
Brent less Maya crude oil	7.14	11.19
Brent less Western Canadian Select (WCS) Houston crude oil	6.93	10.36
WTI crude oil	65.03	75.19

Natural gas (dollars per million British thermal units (MMBTu))	2.70	1.83

Renewable volume obligation (RVO) (dollars per barrel) (d)	6.38	3.89

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock for Oxygenate Blending (CBOB) gasoline less Brent	7.78	6.28
Ultra-low-sulfur (ULS) diesel less Brent	21.05	11.89
Polymer Grade Propylene less Brent (not RVO adjusted)	(8.22)	12.82
U.S. Mid-Continent:
CBOB gasoline less WTI	12.79	14.08
ULS diesel less WTI	26.16	16.74
North Atlantic:
CBOB gasoline less Brent	14.58	12.16
ULS diesel less Brent	24.64	13.68
U.S. West Coast:
California Reformulated Gasoline Blendstock for Oxygenate Blending (CARBOB) 87 gasoline less Brent	26.69	23.56
California Air Resources Board (CARB) diesel less Brent	29.83	14.22

Third Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended September 30,
	2025	2024
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.35	$2.31
Biodiesel RIN (dollars per RIN)	1.13	0.60
California LCFS carbon credit (dollars per metric ton)	53.36	53.65
U.S. Gulf Coast (USGC) used cooking oil (UCO) (dollars per pound)	0.62	0.46
USGC DCO (dollars per pound)	0.64	0.48
USGC fancy bleachable tallow (Tallow) (dollars per pound)	0.62	0.47

Ethanol
Chicago Board of Trade (CBOT) corn (dollars per bushel)	4.02	3.92
New York Harbor ethanol (dollars per gallon)	1.96	1.92

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the third quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2025	2024	Change
Revenues	$32,168	$32,876	$(708)
Cost of sales	30,396	32,122	(1,726)
Operating income	1,509	507	1,002
Adjusted operating income (see note (c))	1,564	510	1,054
Income tax expense	390	96	294

Revenues decreased by $708 million in the third quarter of 2025 compared to the third quarter of 2024 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues was more than offset by a decrease in cost of sales of $1.7 billion primarily due to decreases in crude oil and other feedstock costs.

Operating income increased by $1.0 billion in the third quarter of 2025; however, adjusted operating income, which excludes the adjustments in the table in note (c), increased by $1.1 billion, from $510 million in the third quarter of 2024 to $1.6 billion in the third quarter of 2025. The components of this $1.1 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense increased by $294 million in the third quarter of 2025 compared to the third quarter of 2024 primarily as a result of higher income before income tax expense.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the third quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2025	2024	Change
Operating income	$1,610	$565	$1,045
Adjusted operating income (see note (c))	1,665	568	1,097

Refining margin (see note (c))	3,731	2,413	1,318
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a))	1,388	1,256	132
Adjusted operating expenses (excluding depreciation and amortization expense reflected below) (see note (c))	1,338	1,256	82
Depreciation and amortization expense	728	589	139

Throughput volumes (thousand barrels per day) (see note (e))	3,087	2,884	203

Refining segment operating income increased by $1.0 billion in the third quarter of 2025; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (c), increased by $1.1 billion in the third quarter of 2025 compared to the third quarter of 2024. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $1.3 billion in the third quarter of 2025 compared to the third quarter of 2024.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 45 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the third quarter of 2025 compared to the third quarter of 2024.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $1.1 billion.
◦An increase in gasoline margins had a favorable impact of approximately $330 million.
◦An increase in throughput volumes of 203,000 barrels per day had a favorable impact of approximately $250 million.
◦A decline in crude oil differentials had an unfavorable impact of approximately $210 million.
◦A decline in differentials for other feedstocks had an unfavorable impact of approximately $230 million.

•Refining segment adjusted operating expenses (excluding depreciation and amortization expense) increased by $82 million primarily due to increases in energy costs of $48 million, certain employee compensation expenses of $13 million, and chemical and catalyst costs of $5 million.
•Refining segment depreciation and amortization expense increased by $139 million primarily due to incremental depreciation expense of approximately $100 million related to our plan to cease refining operations at our Benicia Refinery by the end of April 2026, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the third quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2025	2024	Change
Operating income (loss)	$(28)	$35	$(63)

Renewable Diesel margin (see note (c))	126	196	(70)
Operating expenses (excluding depreciation and amortization expense reflected below)	78	92	(14)
Depreciation and amortization expense	76	69	7

Sales volumes (thousand gallons per day) (see note (e))	2,717	3,544	(827)

Renewable Diesel segment operating income decreased by $63 million in the third quarter of 2025 compared to the third quarter of 2024 primarily due to a decrease in Renewable Diesel segment margin of $70 million.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell and the cost of the feedstocks that we process. The table on page 46 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the third quarter of 2025 compared to the third quarter of 2024.
The decrease in Renewable Diesel segment margin was primarily due to the following:

•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $210 million.

•A decrease in sales volumes of 827,000 gallons per day had an unfavorable impact of approximately $100 million. The decrease in sales volumes was primarily due to reduced production driven by unfavorable economic conditions in the third quarter of 2025.
•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $240 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the third quarter of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2025	2024	Change
Operating income	$183	$153	$30

Ethanol margin (see note (c))	352	305	47
Operating expenses (excluding depreciation and amortization expense reflected below)	148	133	15
Depreciation and amortization expense	21	19	2

Production volumes (thousand gallons per day) (see note (e))	4,635	4,584	51

Ethanol segment operating income increased by $30 million in the third quarter of 2025 compared to the third quarter of 2024. The components of this increase, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $47 million in the third quarter of 2025 compared to the third quarter of 2024.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 46 reflects market reference prices that we believe impacted our Ethanol segment margin in the third quarter of 2025 compared to the third quarter of 2024.

The increase in Ethanol segment margin was primarily due to the following:

◦An increase in ethanol prices had a favorable impact of approximately $30 million.
◦An increase in prices for the co-products that we produce, primarily dry distillers grains and inedible DCOs, had a favorable impact of approximately $30 million.
◦An increase in production volumes of 51,000 gallons per day had a favorable impact of approximately $10 million.
◦An increase in corn prices had an unfavorable impact of approximately $20 million.
•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $15 million primarily due to an increase in energy costs.

First Nine Months Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Nine Months Ended September 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$87,495	$1,777	$3,043	$—	$92,315
Intersegment revenues	5	1,424	681	(2,110)	—
Total revenues	87,500	3,201	3,724	(2,110)	92,315
Cost of sales:
Cost of materials and other	77,995	3,016	2,962	(2,135)	81,838
Operating expenses (excluding depreciation and amortization expense reflected below) (a)	3,986	228	446	(1)	4,659
Depreciation and amortization expense	2,029	205	59	(3)	2,290
Total cost of sales	84,010	3,449	3,467	(2,139)	88,787
Asset impairment loss (b)	1,131	—	—	—	1,131
Other operating expenses	13	—	—	—	13
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	727	727
Depreciation and amortization expense	—	—	—	51	51
Operating income (loss) by segment	$2,346	$(248)	$257	$(749)	1,606
Other income, net					292
Interest and debt expense, net of capitalized interest					(417)
Income before income tax expense					1,481
Income tax expense					404
Net income					1,077
Less: Net loss attributable to noncontrolling interests					(137)
Net income attributable to Valero Energy Corporation stockholders					$1,214

First Nine Months Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Nine Months Ended September 30, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$94,519	$1,888	$2,718	$—	$99,125
Intersegment revenues	8	1,932	654	(2,594)	—
Total revenues	94,527	3,820	3,372	(2,594)	99,125
Cost of sales:
Cost of materials and other	85,528	3,025	2,625	(2,588)	88,590
Operating expenses (excluding depreciation and amortization expense reflected below)	3,659	262	395	1	4,317
Depreciation and amortization expense	1,793	196	57	(4)	2,042
Total cost of sales	90,980	3,483	3,077	(2,591)	94,949
Other operating expenses	13	—	27	—	40
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	695	695
Depreciation and amortization expense	—	—	—	34	34
Operating income by segment	$3,534	$337	$268	$(732)	3,407
Other income, net					389
Interest and debt expense, net of capitalized interest					(421)
Income before income tax expense					3,375
Income tax expense					726
Net income					2,649
Less: Net income attributable to noncontrolling interests					160
Net income attributable to Valero Energy Corporation stockholders					$2,489

First Nine Months Results -
Average Market Reference Prices and Differentials

	Nine Months Ended September 30,
	2025	2024
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$69.87	$81.72
Brent less WTI crude oil	3.08	4.05
Brent less WTI Houston crude oil	2.02	2.53
Brent less Dated Brent crude oil	(0.91)	(0.97)
Brent less ASCI crude oil	2.68	4.39
Brent less Maya crude oil	8.35	11.66
Brent less WCS Houston crude oil	6.81	11.03
WTI crude oil	66.79	77.67

Natural gas (dollars per MMBtu)	2.97	1.79

RVO (dollars per barrel) (d)	5.76	3.65

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	6.78	7.45
ULS diesel less Brent	17.51	16.87
Polymer Grade Propylene less Brent (not RVO adjusted)	(3.07)	7.28
U.S. Mid-Continent:
CBOB gasoline less WTI	12.32	12.16
ULS diesel less WTI	21.09	18.94
North Atlantic:
CBOB gasoline less Brent	10.97	12.41
ULS diesel less Brent	21.44	19.39
U.S. West Coast:
CARBOB 87 gasoline less Brent	28.94	25.13
CARB diesel less Brent	23.47	19.65

First Nine Months Results -
Average Market Reference Prices and Differentials (continued)

	Nine Months Ended September 30,
	2025	2024
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.30	$2.51
Biodiesel RIN (dollars per RIN)	1.00	0.56
California LCFS carbon credit (dollars per metric ton)	57.30	56.16
USGC UCO (dollars per pound)	0.56	0.43
USGC DCO (dollars per pound)	0.58	0.47
USGC Tallow (dollars per pound)	0.56	0.44

Ethanol
CBOT corn (dollars per bushel)	4.42	4.23
New York Harbor ethanol (dollars per gallon)	1.87	1.82

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first nine months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2025	2024	Change
Revenues	$92,315	$99,125	$(6,810)
Cost of sales	88,787	94,949	(6,162)
Asset impairment loss (see note (b))	1,131	—	1,131
Operating income	1,606	3,407	(1,801)
Adjusted operating income (see note (c))	2,800	3,447	(647)
Income tax expense	404	726	(322)
Net income (loss) attributable to noncontrolling interests	(137)	160	(297)

Revenues decreased by $6.8 billion in the first nine months of 2025 compared to the first nine months of 2024 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues, along with the effect of an asset impairment loss of $1.1 billion in the first nine months of 2025 (see note (b)), was partially offset by a decrease in cost of sales of $6.2 billion primarily due to decreases in crude oil and other feedstock costs.

Operating income decreased by $1.8 billion in the first nine months of 2025; however, adjusted operating income, which excludes the adjustments in the table in note (c) decreased by $647 million, from $3.4 billion in the first nine months of 2024 to $2.8 billion in the first nine months of 2025. The components of this $647 million decrease in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense decreased by $322 million in the first nine months of 2025 compared to the first nine months of 2024 primarily as a result of lower income before income tax expense.

Net income attributable to noncontrolling interests decreased by $297 million in the first nine months of 2025 compared to the first nine months of 2024 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 6 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis on page 55.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first nine months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2025	2024	Change
Operating income	$2,346	$3,534	$(1,188)
Adjusted operating income (see note (c))	3,540	3,547	(7)

Refining margin (see note (c))	9,505	8,999	506
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (a))	3,986	3,659	327
Adjusted operating expenses (excluding depreciation and amortization expense reflected below) (see note (c))	3,936	3,659	277
Depreciation and amortization expense	2,029	1,793	236
Asset impairment loss (see note (b))	1,131	—	1,131

Throughput volumes (thousand barrels per day) (see note (e))	2,947	2,885	62

Refining segment operating income decreased by $1.2 billion in the first nine months of 2025 compared to the first nine months of 2024; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (c), decreased by $7 million in the first nine months of 2025 compared to the first nine months of 2024. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $506 million in the first nine months of 2025 compared to the first nine months of 2024.
Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 52 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first nine months of 2025 compared to the first nine months of 2024.
The increase in Refining segment margin was primarily due to the following:
◦An increase in margins for products other than gasoline and distillates had a favorable impact of approximately $710 million.
◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $680 million.

◦An increase in gasoline margins had a favorable impact of approximately $340 million.
◦An increase in throughput volumes of 62,000 barrels per day had a favorable impact of approximately $200 million.
◦A decline in crude oil differentials had an unfavorable impact of approximately $970 million.
◦A decline in differentials for other feedstocks had an unfavorable impact of approximately $420 million.
•Refining segment adjusted operating expenses (excluding depreciation and amortization expense) increased by $277 million primarily due to increases in energy costs of $144 million and maintenance expenses of $49 million and the effect of a favorable property tax settlement of $51 million in the first nine months of 2024.
•Refining segment depreciation and amortization expense increased by $236 million primarily due to incremental depreciation expense of approximately $200 million related to our plan to cease refining operations at our Benicia Refinery by the end of April 2026, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first nine months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2025	2024	Change
Operating income (loss)	$(248)	$337	$(585)

Renewable Diesel margin (see note (c))	185	795	(610)
Operating expenses (excluding depreciation and amortization expense reflected below)	228	262	(34)
Depreciation and amortization expense	205	196	9

Sales volumes (thousand gallons per day) (see note (e))	2,629	3,588	(959)

Renewable Diesel segment operating income decreased by $585 million in the first nine months of 2025 compared to the first nine months of 2024. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin decreased by $610 million in the first nine months of 2025 compared to the first nine months of 2024.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell and the cost of the feedstocks that we process. The table on page 53 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first nine months of 2025 compared to the first nine months of 2024.

The decrease in Renewable Diesel segment margin was primarily due to the following:
◦An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $560 million.
◦A decrease in sales volumes of 959,000 gallons per day had an unfavorable impact of approximately $380 million. The decrease in sales volumes was primarily due to reduced production driven by unfavorable economic conditions and planned maintenance activities at the DGD St. Charles Plant in the first nine months of 2025.
◦An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $340 million.
•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) decreased by $34 million primarily due to decreases in chemicals and catalysts costs of $21 million and outside services of $17 million.
Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first nine months of 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2025	2024	Change
Operating income	$257	$268	$(11)
Adjusted operating income (see note (c))	257	295	(38)

Ethanol margin (see note (c))	762	747	15
Operating expenses (excluding depreciation and amortization expense reflected below)	446	395	51
Depreciation and amortization expense	59	57	2

Production volumes (thousand gallons per day) (see note (e))	4,562	4,508	54

Ethanol segment operating income decreased by $11 million in the first nine months of 2025 compared to the first nine months of 2024; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (c), decreased by $38 million in the first nine months of 2025 compared to the first nine months of 2024. The components of this decrease in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $15 million in the first nine months of 2025 compared to the first nine months of 2024.

Ethanol segment margin is primarily affected by prices for the ethanol and corn related co-products that we sell and the cost of corn that we process. The table on page 53 reflects market reference prices that we believe impacted our Ethanol segment margin in the first nine months of 2025 compared to the first nine months of 2024.

The increase in Ethanol segment margin was primarily due to the following:

◦An increase in ethanol prices had a favorable impact of approximately $75 million.
◦An increase in production volumes of 54,000 gallons per day had a favorable impact of approximately $20 million.

◦An increase in corn prices had an unfavorable impact of approximately $80 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $51 million primarily due to an increase in energy costs.

________________________
The following notes relate to references on pages 43 through 56.

(a)Operating expenses (excluding depreciation and amortization expense) for the three and nine months ended September 30, 2025 includes employee retention and separation costs of $50 million related to the Benicia Refinery. In connection with our plan to cease refining operations at the Benicia Refinery, we implemented a transition plan for eligible employees, which includes retention incentive payments and separation benefits.

(b)In March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to cease refining operations by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we evaluated the assets of the Benicia and Wilmington refineries for impairment as of March 31, 2025 and concluded that the carrying values of these assets were not recoverable. Therefore, we reduced the carrying values of the Benicia and Wilmington refineries to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion in the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Refining operating income to Refining margin
Refining operating income	$1,610	$565	$2,346	$3,534
Adjustments:
Operating expenses (excluding depreciation and amortization expense) (see note (a))	1,388	1,256	3,986	3,659
Depreciation and amortization expense	728	589	2,029	1,793
Asset impairment loss (see note (b))	—	—	1,131	—
Other operating expenses	5	3	13	13
Refining margin	$3,731	$2,413	$9,505	$8,999
◦Renewable Diesel margin is defined as Renewable Diesel segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Renewable Diesel operating income (loss) to Renewable Diesel margin
Renewable Diesel operating income (loss)	$(28)	$35	$(248)	$337
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	78	92	228	262
Depreciation and amortization expense	76	69	205	196
Renewable Diesel margin	$126	$196	$185	$795
◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$183	$153	$257	$268
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	148	133	446	395
Depreciation and amortization expense	21	19	59	57
Other operating expenses	—	—	—	27
Ethanol margin	$352	$305	$762	$747

◦Adjusted Refining operating income is defined as Refining segment operating income excluding employee retention and separation costs, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$1,610	$565	$2,346	$3,534
Adjustments:
Employee retention and separation costs (see note (a))	50	—	50	—
Asset impairment loss (see note (b))	—	—	1,131	—
Other operating expenses	5	3	13	13
Adjusted Refining operating income	$1,665	$568	$3,540	$3,547
◦Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$183	$153	$257	$268
Adjustment: Other operating expenses	—	—	—	27
Adjusted Ethanol operating income	$183	$153	$257	$295

◦Adjusted operating income is defined as total company operating income excluding employee retention and separation costs, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$1,509	$507	$1,606	$3,407
Adjustments:
Employee retention and separation costs (see note (a))	50	—	50	—
Asset impairment loss (see note (b))	—	—	1,131	—
Other operating expenses	5	3	13	40
Adjusted operating income	$1,564	$510	$2,800	$3,447

◦Adjusted Refining operating expenses (excluding depreciation and amortization expense) is defined as Refining segment operating expenses (excluding depreciation and amortization expense) excluding employee retention and separation costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Refining operating expenses (excluding depreciation and amortization expense) to adjusted Refining operating expenses (excluding depreciation and amortization expense)
Operating expenses (excluding depreciation and amortization expense)	$1,388	$1,256	$3,986	$3,659
Adjustment: Employee retention and separation costs (see note (a))	(50)	—	(50)	—
Adjusted Refining operating expenses (excluding depreciation and amortization expense)	$1,338	$1,256	$3,936	$3,659

(d)The RVO cost represents the average market cost on a per barrel basis to comply with the RFS program. The RVO cost is calculated by multiplying (i) the average market price during the applicable period for the RINs associated with each class of renewable fuel (i.e., biomass-based diesel, cellulosic biofuel, advanced biofuel, and total renewable fuel) by (ii) the quotas for the volume of each class of renewable fuel that must be blended into petroleum-based transportation fuels consumed in the U.S., as set or proposed by the EPA, on a percentage basis for each class of renewable fuel and adding together the results of each calculation.

(e)We use throughput volumes, sales volumes, and production volumes for the Refining segment, Renewable Diesel segment, and Ethanol segment, respectively, due to their general use by others who operate facilities similar to those included in our segments.

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of September 30, 2025 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	4,595
Total liquidity	$9,893
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $169 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash flows provided by (used in):
Operating activities	$3,769	$5,613
Investing activities	(1,426)	(1,437)
Financing activities:
Debt issuance and borrowings	5,999	5,473
Repayments of debt and finance lease obligations	(5,913)	(6,053)
Return to stockholders:
Purchases of common stock for treasury	(1,534)	(2,616)
Common stock dividend payments	(1,061)	(1,045)
Return to stockholders	(2,595)	(3,661)
Other financing activities	79	(24)
Financing activities	(2,430)	(4,265)
Effect of foreign exchange rate changes on cash	199	19
Net increase (decrease) in cash, cash equivalents, and restricted cash	$112	$(70)
Cash Flows for the Nine Months Ended September 30, 2025
In the first nine months of 2025, we used the $3.8 billion of cash generated by our operations and the $6.0 billion from our debt issuance and borrowings to make $1.4 billion of investments in our business, repay $5.9 billion of debt and finance lease obligations, return $2.6 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $112 million. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $3.8 billion of cash in the first nine months of 2025, primarily resulting from net income of $1.1 billion, noncash charges to income of $2.5 billion, and a positive change in working capital of $157 million. Noncash charges primarily included a $1.1 billion asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements, and $2.3 billion of depreciation and amortization expense, partially offset by a $288 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.4 billion primarily consisted of $1.5 billion in capital investments, as defined on the following page under “Capital Investments,” of which $158 million related to capital investments made by DGD.

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

Our investing activities of $1.4 billion primarily consisted of $1.5 billion in capital investments, of which $260 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of September 30, 2025 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$504	$399
Capital expenditures of VIEs:
DGD	67	198
Other VIEs	5	7
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	808	844
Deferred turnaround and catalyst cost expenditures of DGD	91	62
Investments in nonconsolidated joint ventures	1	—
Capital investments	1,476	1,510
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(79)	(130)
Capital expenditures of other VIEs	(5)	(7)
Capital investments attributable to Valero	$1,392	$1,373

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. We expect to incur approximately $1.9 billion for capital investments attributable to Valero during 2025. Of this amount, approximately $1.6 billion is for sustaining the business and the balance for growth strategies.
Contractual Obligations
As of September 30, 2025, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2025, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2025.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the nine months ended September 30, 2025, we purchased for treasury 10,309,669 of our shares for a total cost of $1.5 billion. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of September 30, 2025, we had $311 million and $2.5 billion remaining available for purchase under the February 2024 and September 2024 Programs, respectively. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
We contributed $88 million to our pension plans and $14 million to our other postretirement benefit plans during the nine months ended September 30, 2025.

Tax Matters
On July 4, 2025, the OBBB was enacted, which resulted in a broad range of changes to the Code, as more fully described in Note 8 of Condensed Notes to Consolidated Financial Statements.

We do not expect that these changes and other provisions of this legislation will have a material effect on our financial condition, results of operations, and liquidity in 2025; however, we continue to evaluate the effects of the OBBB on our financial condition, results of operations, and liquidity in the future.

Cash Held by Our Foreign Subsidiaries
As of September 30, 2025, $4.0 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

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

	September 30, 2025 (a)
	Expected Maturity Dates
	Remainder of 2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$—	$672	$564	$1,047	$439	$5,585	$8,307	$8,196
Average interest rate	—%	4.2%	2.2%	4.4%	4.0%	5.5%	5.0%
Floating rate	$131	$—	$—	$—	$—	$—	$131	$131
Average interest rate	6.6%	—%	—%	—%	—%	—%	6.6%

	December 31, 2024 (a)
	Expected Maturity Dates
	2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$441	$672	$564	$1,047	$439	$4,935	$8,098	$7,718
Average interest rate	3.2%	4.2%	2.2%	4.4%	4.0%	5.6%	4.9%
Floating rate	$58	$—	$—	$—	$—	$—	$58	$58
Average interest rate	8.4%	—%	—%	—%	—%	—%	8.4%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2024. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended September 30, 2025, there were no new proceedings required to be disclosed in this item under SEC regulations and no material developments in proceedings that we previously reported in our annual report on Form 10-K for the year ended December 31, 2024 or in our quarterly report on Form 10-Q for the quarter ended June 30, 2025. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings is required in this item. We believe any such proceedings less than this threshold are not material to our business and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the third quarter of 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 2025	6,397	$147.13	—	$3.7 billion
August 2025	856,546	$138.07	855,028	$3.6 billion
September 2025	4,804,191	$167.08	4,803,426	$2.8 billion
Total	5,667,134	$162.67	5,658,454	$2.8 billion
________________________
(a)The shares reported in this column include 8,680 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 22, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. As of September 30, 2025, we had $311 million remaining available for purchase under the February 2024 Program. On October 29, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the February 2024 Program. This authorization was granted on September 19, 2024.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.01
Amended and Restated Revolving Credit Agreement, dated as of October 16, 2025, among Valero Energy Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other financial institutions from time to time party thereto–incorporated by reference to Exhibit 10.1 to Valero’s current report on Form 8-K dated and filed October 16, 2025 (SEC File No. 001-13175).

22.01	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 (SEC File No. 001-13175).

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

***101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
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
Date: October 23, 2025