Form 10-K
period 2025-12-31
VALERO ENERGY CORP/TX
filed 2026-02-25
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $41.8 billion based on the last sales price quoted as of June 30, 2025 on the New York Stock Exchange, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 20, 2026, 299,026,226 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
We intend to file with the Securities and Exchange Commission a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled for May 7, 2026, at which directors will be elected. Portions of the 2026 Proxy Statement are incorporated by reference in PART III of this Form 10-K and are deemed to be a part of this report.

VALERO ENERGY CORPORATION

i

The terms “Valero,” “we,” “our,” and “us,” as used in this report, may refer to Valero Energy Corporation, one or more of its consolidated subsidiaries, or all of them taken as a whole. The term “DGD,” as used in this report, may refer to Diamond Green Diesel Holdings LLC, its wholly owned consolidated subsidiary, or both of them taken as a whole. In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures beginning on page 38 of this report under the heading “CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.” Note references in this report to Notes to Consolidated Financial Statements can be found beginning on page 79, under “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

Most of our petroleum refineries are located in areas that offer favorable operating costs and other strategic advantages, as described below under “OUR OPERATIONS—Refining,” and we believe our refineries are positioned to meet the strong global demand for petroleum-based products. Through our refining business, we believe that we have developed expertise in liquid fuels manufacturing and a platform for the marketing and distribution of liquid fuels, and we seek to leverage this expertise and platform to optimize our low-carbon fuels businesses. We expect that low-carbon liquid fuels will continue to be a part of the energy mix, and we have made multibillion-dollar investments to develop and grow our low-carbon fuels businesses, as described below under “OUR OPERATIONS—Renewable Diesel” and “—Ethanol.” These businesses have made us the leading producer of low-carbon transportation fuels and have helped governments across the world in achieving their greenhouse gas (GHG) emissions reduction targets.

Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand
Governments across the world have implemented, or are considering implementing, regulations to address GHG emissions from transportation fuels by mandating or incentivizing inclusion of renewable and low-carbon fuels in the transportation fuel mix. The regulations, policies, and standards of greatest significance for our businesses are defined and discussed below under “U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) Program,” “California Low Carbon Fuel Standard (LCFS),” “Canada Low-Carbon Fuel Programs,” and “U.K. Renewable Transport Fuel Obligation (RTFO) Program” (along with similar programs in other jurisdictions in which we operate, collectively, the Renewable and Low-Carbon Fuel Programs).

Additionally, other municipal, state, and national governments across the world, including many of the jurisdictions in which we operate, have issued or are considering similar low-carbon fuel regulations, policies, and standards. While many of the Renewable and Low-Carbon Fuel Programs result in additional costs to our refining business, they have created opportunities for us to develop our low-carbon fuel businesses, and they should continue to help drive the demand for our low-carbon fuels such as renewable diesel, ethanol, and neat sustainable aviation fuel (SAF)2.

See “ITEM 1A. RISK FACTORS—LEGAL, GOVERNMENT, AND REGULATORY RISKS—We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels” for more information. In addition, see Note 1 of Notes to Consolidated Financial Statements regarding our accounting for the costs of the blending programs under “Costs of Renewable and Low-Carbon Fuel Programs” and Note 20 for disclosure of the costs of the blending programs under “Renewable and Low-Carbon Fuel Programs Price Risk.”

U.S. Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS) Program
The EPA created the RFS program pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. Under the RFS program, the EPA sets annual quotas for certain classes of renewable fuels that must be blended into petroleum-based transportation fuels consumed in the U.S., collectively referred to as the renewable volume obligation (RVO). Producers and importers of petroleum-based transportation fuels consumed in the U.S. must demonstrate compliance annually by retiring the appropriate number of compliance credits known as renewable identification numbers (RINs)
2 DGD produces synthetic paraffinic kerosene (SPK), a renewable blending component, using the Hydrotreated Esters and Fatty Acids (HEFA) process. SPK is also commonly referred to as “neat SAF.” Current aviation regulations allow SPK to be blended up to 50 percent with conventional jet fuel for use in an aircraft. This blend is commonly referred to as “blended SAF” or “SAF.”

associated with each class of renewable fuel to satisfy their RVO. RINs are generated through the production of qualifying renewable fuels. Obligated parties may obtain RINs by blending those renewable fuels into petroleum-based transportation fuels or by purchasing RINs in the open market.

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

California Low Carbon Fuel Standard (LCFS)
The California Air Resources Board (CARB) adopted the LCFS program to help achieve GHG emissions reductions required by California’s Global Warming Solutions Act by decreasing the carbon intensity (CI) of transportation fuels consumed in the state. Under this program, each fuel is assigned a CI value, which is intended to represent the lifecycle GHG emissions associated with the feedstocks from which the fuel was produced, the fuel production and distribution activities, and the use of the finished fuel. The certified CIs for both low-carbon and petroleum-based transportation fuels are compared to a declining annual benchmark. Fuels below the benchmark generate credits, while fuels above the benchmark generate deficits. The lower the fuel’s CI score compared to the benchmark, the greater number of credits generated. Each producer or importer of fuel must demonstrate that the overall mix of fuels it supplies for use in California meets the CI benchmarks for each compliance period. A producer or importer with a fuel mix that is above the CI benchmark must purchase LCFS credits sufficient to meet the CI benchmark.

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

Canada Low-Carbon Fuel Programs
In July 2022, Canada’s federal environmental agency issued the Clean Fuel Regulations (CFR) program to require primary suppliers of gasoline or diesel that is produced in or imported into Canada to reduce the CI of those products. The obligation to achieve prescribed CI reduction requirements began on July 1, 2023. The CFR program is in addition to Canada’s provincial programs (such as in British Columbia, Ontario, and Quebec), which require the utilization of low-carbon fuels, and is similar to the California LCFS program.

As a primary supplier of gasoline and diesel in Canada, our Refining segment is subject to Canada’s low-carbon fuel programs described above and thus must blend low-CI fuels or purchase credits to meet the annual CI reduction requirements of the applicable program. As noted above under “California Low Carbon Fuel Standard (LCFS),” fuels produced by our Renewable Diesel and Ethanol segments have lower CI scores than traditional petroleum-based transportation fuels, and we benefit from the increased demand for these low-carbon products as a result of Canada’s low-carbon fuel programs.

U.K. Renewable Transport Fuel Obligation (RTFO) Program
The U.K. RTFO program was established to reduce GHG emissions from transportation fuels by promoting the use of low-carbon fuels. Under the RTFO program, suppliers of relevant transportation fuels that are produced or imported into the U.K. are obligated to blend a minimum specified percentage of qualifying low-carbon fuels into petroleum-based transportation fuels annually. Obligated suppliers can satisfy their obligation by redeeming Renewable Transport Fuel Certificates (RTFCs), either generated by the supplier (through blending low-carbon fuels) or purchased from low-carbon fuel suppliers, or by paying a predetermined amount for each RTFC they choose to buy-out of their obligation.

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

U.S. Federal Tax Incentives
The U.S. federal government has recently made significant changes to tax incentives enacted to encourage the production of low-carbon fuels and/or reduce GHG emissions. Until recently, renewable diesel that was produced, blended, and sold by us qualified for a refundable tax credit (generally referred to as the blender’s tax credit) of $1.00 per gallon under Section 6426 of the U.S. Internal Revenue Code of 1986, as amended (the Code). In addition, cellulosic ethanol produced and sold by our Ethanol segment qualified for an income tax credit of $1.01 per gallon for second-generation biofuels under Section 40(b) of the Code. The tax credits provided under Sections 6426 and 40(b) expired on December 31, 2024.

Effective January 1, 2025, the Inflation Reduction Act of 2022 replaced Section 6426 and Section 40(b) with Section 45Z of the Code, which instead allowed for a clean fuel production credit for years 2025 through 2027. On July 4, 2025, legislation commonly known as the One Big Beautiful Bill Act (OBBB) was enacted, which resulted in a broad range of changes to the Code, including the extension of the clean fuel production credit through December 31, 2029.

Clean fuel production credits may be claimed for the qualifying sale of certain low-carbon transportation fuels (such as biodiesel, renewable diesel, and alternative fuels, including neat SAF) that were produced in the U.S. through December 31, 2025. Under the OBBB, fuel produced on or after January 1, 2026 must be exclusively derived from feedstocks produced or grown in the U.S., Mexico, or Canada in order to be eligible for this credit. The amount of the credit allowable varies based on the emissions rate for the specific fuel pathway and production process and on whether the facility at which the fuel is produced meets prevailing wage and/or apprenticeship requirements for certain activities. Also, for fuel produced on or after January 1, 2026, this credit generally is limited to $1.00 per gallon for all eligible fuels under the OBBB. Finally, the OBBB provides for GHG emissions attributed to indirect land use change to be excluded in determining the GHG emissions rate for transportation fuel produced after December 31, 2025. We expect this will allow much of our corn ethanol to meet the emissions reduction threshold to qualify for the clean fuel production credit. Also, Section 45Q of the Code provides tax credits for carbon oxide sequestration to certain taxpayers who capture and sequester, store, or use qualified carbon oxides (e.g., carbon dioxide).

See Notes 1, 15, and 17 of Notes to Consolidated Financial Statements for additional information about these U.S. federal tax incentives.

Our Low-Carbon Projects
As of December 31, 2025, we have invested $6.0 billion3 in our low-carbon fuels businesses. Our large-scale SAF production project at the DGD Port Arthur Plant (as defined below under “OUR OPERATIONS—Renewable Diesel”) was successfully completed in the fourth quarter of 2024. The project provides the DGD Port Arthur Plant the optionality to upgrade approximately 50 percent of its current 470 million gallon renewable diesel annual production capacity to neat SAF. Qualifying sales of this low-carbon jet fuel have generated, and should continue to generate, clean fuel production credits.

We continually evaluate federal tax and other incentives and may strategically pursue certain opportunities to optimize the potential benefits therefrom. We also continue to consider investments in economic, low-carbon projects, including carbon sequestration and carbon capture and storage, which are intended to lower the CI of our products. For example, the carbon sequestration and carbon capture and storage projects under evaluation at certain of our ethanol plants would be expected to increase the value of the ethanol product produced at those plants by helping to decrease its CI score and through the expected generation of tax credits for carbon oxide sequestration, when applicable. Several of our ethanol plants are located near geology believed to be suitable for sequestering carbon dioxide, and in 2025 we entered into a stand-alone agreement with respect to our ethanol plant in Linden, Indiana to capture, transport, and store carbon dioxide that results from the ethanol manufacturing process. We continue to evaluate additional carbon sequestration and carbon capture and storage projects.

ENVIRONMENTAL MANAGEMENT SYSTEMS

We have well-developed management structures that are central to our decision making and risk management, including three programs that support our environmental management as follows:

•Our Commitment to Excellence Management System (CTEMS) is a proprietary systematic approach to planning, executing, checking, and acting to improve everyday work activities at many of our refineries and plants. CTEMS is structured around nine core elements: leadership accountability, protecting people and the environment, people and skills development, operations reliability and mechanical integrity, technical excellence and knowledge management, change management, business competitiveness, external stakeholder relationships, and assurance and review. Within each element, we have identified multiple expectations to achieve our commitment to excellence.
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
3 Our investment in our low-carbon fuels businesses consists of $4.1 billion in capital investments to build our renewable diesel business (including neat SAF), and $1.9 billion to build our ethanol business. Capital investments in renewable diesel represent 100 percent of the capital investments made by DGD. See also “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Our Capital Resources—Capital Investments,” which is incorporated by reference into this item for our definition of capital investments.

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

•our Renewable Diesel segment, which includes the operations of DGD and the associated activities to market low-carbon fuels; and

•our Ethanol segment, which includes the operations of our ethanol plants and the associated activities to market our ethanol and co-products.

Financial information about these segments is presented in Note 17 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.
See “ITEM 1A. RISK FACTORS—BUSINESS, INDUSTRY, AND OPERATIONS RISKS—Our financial results are affected by volatile margins, which are dependent upon factors beyond our control, including the prices we pay to acquire feedstocks and the market prices at which we can sell our products,”—“Industry, market, and other developments could decrease the demand for our products,”—“The availability and prices of our feedstocks and other critical supplies expose us to risks,”—“Our investments in joint ventures and other entities limit our ability to manage risk,” and —“LEGAL, GOVERNMENT, AND REGULATORY RISKS—We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels,” which are incorporated by reference into this item.

Refining
Refineries
Overview
Our 15 petroleum refineries are located in the U.S., Canada, and the U.K., and they have a combined feedstock throughput capacity of approximately 3.2 million BPD. The following table presents the locations of these refineries and their feedstock throughput capacities as of December 31, 2025.

Refinery	Location	Throughput Capacity (a) (BPD)
U.S.:
Benicia (b)	California	170,000
Wilmington	California	135,000
Meraux	Louisiana	135,000
St. Charles	Louisiana	340,000
Ardmore	Oklahoma	90,000
Memphis	Tennessee	195,000
Corpus Christi (c)	Texas	370,000
Houston	Texas	255,000
McKee	Texas	200,000
Port Arthur	Texas	435,000
Texas City	Texas	260,000
Three Rivers	Texas	100,000
Canada:
Quebec City	Quebec	235,000
U.K.:
Pembroke	Wales	270,000
Total		3,190,000
________________________
(a)Throughput capacity represents estimated capacity for processing crude oil, intermediates, and other feedstocks. Total estimated crude oil capacity is approximately 2.7 million BPD.
(b)In March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to idle the processing units and cease refining operations by the end of April 2026. See Note 2 of Notes to Consolidated Financial Statements for additional information related to this matter.
(c)Represents the combined capacities of two refineries – the Corpus Christi East and Corpus Christi West Refineries.

•California
◦Benicia Refinery. Our Benicia Refinery is located northeast of San Francisco on the Carquinez Strait of San Francisco Bay. It processes sour crude oils into California Reformulated Gasoline Blendstock for Oxygenate Blending (CARBOB) and Conventional Blendstock for Oxygenate Blending (CBOB) gasolines, CARB diesel, diesel, jet fuel, and asphalt. Gasoline production is primarily CARBOB, which meets CARB specifications when blended with ethanol. The refinery receives feedstocks via a marine dock and pipelines and distributes most of its products via pipeline and truck.

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

We are progressing with a Fluid Catalytic Cracking Unit optimization project at the refinery that will enhance its ability to produce high-value products. This project is expected to begin operations in the second half of 2026.

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
Feedstock Supply
Crude oil and other feedstocks are purchased through a combination of term and spot contracts. Our term supply contracts are at market-related prices, and feedstocks are purchased directly or indirectly from various national oil companies, as well as international and U.S. oil companies. The contracts generally permit the parties to amend the contracts (or terminate them), effective as of the next scheduled renewal date, by giving the other party proper notice within a prescribed period of time (e.g., 60 days, 6 months) before expiration of the current term. The majority of the crude oil purchased under our term contracts is purchased at the producer’s official stated price (i.e., the “market” price established by the seller for all purchasers) and not at a negotiated price specific to us.

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

Renewable Diesel Plants
DGD owns two renewable diesel plants. The first DGD plant began operations in 2013 and is located next to our St. Charles Refinery (the DGD St. Charles Plant). The second DGD plant began operations in 2022 and is located next to our Port Arthur Refinery (the DGD Port Arthur Plant, and together with the DGD St. Charles Plant, the DGD Plants). The DGD Plants produce renewable diesel, renewable naphtha, and with the completion of the SAF project at the DGD Port Arthur Plant, began producing neat SAF in the fourth quarter of 2024.

Renewable diesel is a low-carbon liquid transportation fuel that is interchangeable with petroleum-based diesel. Renewable naphtha can be used as a gasoline blendstock to produce renewable gasoline or as a feedstock for producing low-carbon petrochemicals that then can be used to produce renewable plastics. These products are produced from waste and renewable feedstocks using a pre-treatment process and an advanced hydroprocessing-isomerization process. Neat SAF is a renewable blending component that, under current aviation regulations, can be blended up to 50 percent with conventional jet fuel to produce SAF for use in an aircraft. The market value of these products can vary based on regional policies, feedstock preferences, and CI scores. Waste feedstocks (predominantly animal fats, used cooking oils, and inedible distillers corn oils (DCOs)) are the preferred feedstocks due to their lower CI scores; however, vegetable oils and other renewable feedstocks are also used. While several other companies have made, or have announced interest in making, investments in renewable diesel projects, the DGD Plants are currently two of only a small number of operational facilities that have the flexibility to process up to 100 percent waste feedstocks, and this feedstock flexibility provides margin opportunities in certain product markets.

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

The DGD St. Charles Plant has a production capacity of approximately 700 million gallons of renewable diesel and approximately 30 million gallons of renewable naphtha per year. The DGD Port Arthur Plant has a production capacity of approximately 470 million gallons of renewable diesel and approximately 20 million gallons of renewable naphtha per year. DGD’s combined renewable diesel and renewable naphtha production capacities are approximately 1.2 billion gallons and 50 million gallons, respectively, per year.

The SAF project at the DGD Port Arthur Plant commenced operations in the fourth quarter of 2024. The project provides the plant the optionality to upgrade approximately 50 percent of its renewable diesel annual production capacity to neat SAF.

Marketing
DGD sells renewable diesel, renewable naphtha, and neat SAF under the Diamond Green Diesel® brand primarily to be blended with petroleum-based diesel, petroleum-based gasoline, and conventional jet fuel, respectively, and to end users for use in their operations. DGD distributes its renewable diesel, renewable naphtha, and neat SAF via rail, ship, and barge to domestic and international markets.

Ethanol
Ethanol Plants
Our ethanol business began in 2009 with the purchase of our first ethanol plants. We have since grown the business by purchasing additional ethanol plants. Our 12 ethanol plants are located in the Mid-Continent region of the U.S., and they have a combined ethanol production capacity of approximately 1.7 billion gallons per year. Our ethanol plants are dry mill facilities that process corn to produce ethanol and various co-products, including livestock feed (dry distillers grains (DDGs) and syrup) and inedible DCOs.
The following table presents the locations of our ethanol plants, their annual production capacities for ethanol (in millions of gallons) and DDGs (in tons), and their annual corn processing capacities (in millions of bushels) as of December 31, 2025.

State	City	Ethanol Production Capacity	DDG Production Capacity	Corn Processing Capacity
Indiana	Bluffton	140	368,000	49
	Linden	140	368,000	49
	Mount Vernon	100	263,000	35
Iowa	Albert City	140	368,000	49
	Charles City	165	434,000	57
	Fort Dodge	150	394,000	52
	Hartley	150	394,000	52
	Lakota	120	315,000	42
Minnesota	Welcome	150	394,000	52
Nebraska	Albion	140	368,000	49
Ohio	Bloomingburg	140	368,000	49
South Dakota	Aurora	165	434,000	57
Total		1,700	4,468,000	592
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

Our capital expenditures attributable to compliance with government regulations, including environmental regulations, did not have a material effect on our total capital expenditures in 2025, and we currently do not expect that compliance with government regulations, including environmental regulations, will have material effects on our total capital expenditures in 2026.

HUMAN CAPITAL

We believe that our employees provide a competitive advantage for our success. We seek to foster a strong team culture that supports our employees, and we strive to provide a safe, healthy, and rewarding work environment for our employees with opportunities for professional growth and long-term financial stability.

Headcount
On December 31, 2025, we had 9,811 employees. These employees were located in the following countries:

Country	Number of Employees
U.S.	8,182
Canada	638
U.K. and Ireland	821
Mexico and Peru	170
Total	9,811
Of our total employees as of December 31, 2025, 1,782 were covered by collective bargaining or similar agreements and 9,785 were in permanent full-time positions. See also “ITEM 1A. RISK FACTORS—GENERAL RISK FACTORS—We are exposed to risks arising from various labor-related matters.”

Company Culture and Human Capital (People) Strategy
Our company culture and our well-defined expectations of ethics and behavior guide the daily work of our employees and support our efforts to produce exceptional company results. The six values that define our culture are Safety, Accountability, Teamwork, Do the Right Thing, Caring, and Excellence.

Our people strategy and programs are designed and implemented to support our business and strategic objectives. In building and fostering great teams, we are guided by the following:

•We strive to hire and promote top-talent employees with team-oriented work ethics and values;

•Our pay, benefits, and support programs are designed to attract and retain excellent employees and to reward innovation, ingenuity, and excellence;

•We seek to provide a best-in-class work environment built on a foundation of respect, accountability, and trust;

•We promote a culture of learning intended to drive excellence at all levels of the organization and foster career-long growth and development opportunities for employees; and

•We regularly assess employee performance, organizational structures, and succession plans to support operational excellence, efficiency, and effectiveness.

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

In accordance with our obligations as a federal contractor, we are committed to hiring and retaining veterans and reservists of the U.S. Armed Forces, as well as individuals with disabilities. As of December 31, 2025, approximately 11 percent and 12 percent of our U.S. employees were veterans and reservists of the U.S. Armed Forces, and individuals with disabilities, respectively.

Safety
We believe that safety and reliability are important, not only for the protection of our employees and communities, and the cultural values we aspire to as a company, but also for operational success. A decrease in the number of employee and process safety events should generally reduce unplanned shutdowns and increase the operational reliability of our refineries and plants. This, in turn, should also translate into a safer workplace with fewer environmental incidents and stronger community relations. We strive to improve safety and reliability performance by offering year-round safety training programs for our employees and contractors and by seeking to promote the same expectations and culture of safety. We also seek to enhance our safety performance by conducting safety audits, quality assurance visits, and comprehensive safety and risk assessments at our facilities.

To assess safety performance, we measure our annual total recordable incident rate (TRIR), which includes data with respect to our global refining employees and contractors and is defined as the number of recordable injuries per 200,000 working hours. We also annually measure our Tier 1 Process Safety Event Rate, which is a metric defined by the American Petroleum Institute that identifies process safety events per 200,000 total employee and contractor working hours. We use these measures and believe they are helpful in assessing our safety performance because they evaluate performance relative to the numbers of hours being worked. These metrics are also used by others in our industry, which allows for a more objective comparison of our performance. Our refinery employee and contractor TRIR for 2025 was 0.13 and 0.19, respectively, and our refinery Tier 1 Process Safety Event Rate for 2025 was 0.04.

Compensation and Benefits
We believe that it is important to provide our employees with competitive and comprehensive compensation and benefits. Our compensation programs are designed with consideration of anti-discrimination laws and built upon a foundational philosophy of market-competitive and performance-based pay. In addition, we have an annual bonus program that rewards company achievements in various operational, financial, and strategic objectives. The benefits we offer to employees, depending on work location and eligibility status, include, among others, health care plans that are generally available to all employees, vacation and leave programs, access to financial education and planning, caregiver support networks (including an on-site child care center at our headquarters), a company 401(k) matching program, various company-sponsored pension plans, on-site employee wellness centers, tuition reimbursement programs, and fitness center access or a subsidy.

Training and Development
We offer a comprehensive training and development program for our employees in subjects such as engineering and technical excellence, safety, environmental, maintenance and machinery/equipment repair, ethics, leadership, and employee performance. We also require all employees to complete training on technical matters, such as cybersecurity and information technology security, and various compliance and corporate conduct matters. We offer virtual training, which allows for greater availability and access across our global workforce.

Wellness
We strive to promote the health and well-being of our employees and their families. Our Total Wellness Program serves as the umbrella program for all aspects of employee wellness. Under this program, our employees’ well-being is prioritized through comprehensive resources and subsidized services. We continually evaluate our benefit offerings to support improved health and wellness outcomes for our people and to help determine the most appropriate allocation of company resources.

PROPERTIES

Our principal properties are described in “OUR OPERATIONS” above and that information is incorporated by reference into this item. We believe that our properties are generally adequate for our operations and that our refineries and plants are maintained in a good state of repair. As of December 31, 2025, we were the lessee under a number of cancelable and noncancelable leases for certain properties. Our leases are discussed in Note 5 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item. Financial information about our properties is presented in Note 6 of Notes to Consolidated Financial Statements, which is incorporated by reference into this item.

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

Additionally, on our website (under Investors > Governance & Engagement), we post our Corporate Governance Guidelines and other governance policies, including our Code of Business Conduct and Ethics, and the charters of the committees of our board of directors (Board). In this same location, we also publish our 2025 Valero Report on Guiding Principles, which features our disclosures related to safety, environment, community, employees, and governance initiatives. These documents are available in print to any stockholder that makes a written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000. These reports and disclosures are not a part of this annual report on Form 10-K, are not deemed filed with the SEC, and are not to be incorporated by reference into any of our filings with the SEC, whether made before or after the date of this annual report on Form 10-K and irrespective of any general incorporation language therein, unless specifically identified in such filing as being incorporated by reference in such filing.

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

BUSINESS, INDUSTRY, AND OPERATIONS RISKS

Our financial results are affected by volatile margins, which are dependent upon factors beyond our control, including the prices we pay to acquire feedstocks and the market prices at which we can sell our products.

Our financial results are affected by the margin (i.e., the difference) between our product prices and the prices for crude oil, corn, and other feedstocks that we purchase, which can vary greatly based on global and regional market conditions, as well as by type and class of product or feedstock. Historically, product margins have been volatile, and we believe they will continue to be volatile in the future. The prices we pay to acquire feedstocks and the market prices at which we can ultimately sell our products depend upon several factors, including global and regional supplies, inventory levels, and availability of and demand for feedstocks, liquid transportation fuels, and other products. These in turn depend on, among other things, global and regional production levels, or capacities of suppliers and competitors; operational costs and flexibility (including natural gas, electricity, and water availability and costs); transportation and logistics availability and costs; proximity and access to product and feedstock supplies and markets; economic activity and growth levels; U.S. and foreign relations (including tariffs, duties, sanctions, or other trade restrictions); political affairs; government regulations; and the events described in many of the other risk factors below. The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) and other petroleum-producing nations that collectively make up OPEC+ to agree on and to maintain crude oil price and production controls has also had, and is likely to continue to have, a significant impact on the market prices of crude oil and certain of our products. Although several refinery closures have recently been announced or are in process and others are expected in the future, there have also been recent additions to global refining capacity, which create risks and uncertainties related to product margins, volatility, and market perceptions of the refining industry. Regarding low-carbon fuels margins, see also, among other risk factors set forth below, “The availability and prices of our feedstocks and other critical supplies expose us to risks,” and “We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels.”

Many of these factors are interrelated, beyond our control, can vary globally and regionally, and may change quickly, adding to market volatility, while others may have longer-term effects that are uncertain. We do not produce any of our primary feedstocks (other than DCOs produced by our ethanol plants), and must purchase nearly all of the feedstocks we process. We generally purchase our feedstocks long before we process them and sell the resulting products. Price level changes during the period between purchasing feedstocks and selling the resulting products have had, and could continue to have, a significant effect on our financial results. A decline in market prices for our products and feedstocks has also had, and could again have, a negative impact to the carrying value of our inventories. Factors outside of our control, such as economic, legal, regulatory, and political uncertainties; global geopolitical and other conflicts and tensions; inflation (and the potential for increased prices to reduce demand); prolonged periods of high interest rates; and public health crises (such as pandemics or epidemics) have negatively affected, and many such factors could continue to negatively affect, economic activity and growth levels of the U.S.

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

We are subject to risks arising from the availability and prices of natural gas, electricity, and water.

Our operations depend on the reliable supply of natural gas, electricity, and water. We consume significant amounts of natural gas, electricity, and water to operate our refineries and plants, and the prices thereof can have a measurable effect on the total cost of our operations. Volatility in the prices for natural gas and electricity, in particular, is an ongoing risk to such costs. We also purchase other commodities whose prices may vary depending on the prices of natural gas, electricity, and water. The availability and prices of natural gas, electricity, and water have been, and could continue to be, affected by numerous events, such as (as applicable) government regulations or actions (including sanctions); rationing and curtailment; rate increases; weather (e.g., droughts, hurricanes, and periods of extreme heat or cold); logistics interruptions; electric grid outages; cybersecurity incidents; intermittent electricity generation (particularly from wind and solar); hostilities; terrorism; protests; human error; population and industry growth; infrastructure or supply mismanagement; and supply and demand imbalances.

For example, the real-time market structure of the largest grid operator in Texas exposes many of our refineries and operations located in Texas to “scarcity pricing” during periods of supply and demand imbalance. As electrification continues to grow, or if there are increased restrictions or costs imposed on the ability of utilities or power suppliers to utilize certain energy sources (such as through restrictions on, or other pressure not to use, fossil fuel or nuclear-generated electricity), there will likely be increased strains on and risks to the integrity, reliability, and resilience of electrical grids, and increased volatility and tightness in natural gas and electricity supplies across the world. These events could negatively affect the cost, reliability, and availability of our natural gas and electricity supplies and may cause sporadic outages disrupting our operations. Growing electrification and rapidly developing and increasing technology use (such as artificial intelligence (AI), computer processing, cryptocurrency mining, and cloud storage, as well as the data centers and power supplies required to support these activities) will also likely increase the intermittency and decrease the reliability of electricity supplies, particularly for grids highly dependent upon wind and solar power, which exacerbate the foregoing challenges, including by increasing costs. Government and private impediments and opposition to certain infrastructure projects (including pipelines) have also resulted in, and could continue to result in, the underinvestment in, or unavailability of, the infrastructure and logistics assets needed to transport and obtain natural gas, electricity, and water in a reliable and cost-efficient manner. We actively manage these risks through contracting and, in the case of natural gas and electricity, hedging, as appropriate, and by pursuing projects that reduce our reliance on third parties and fortify the resilience of our assets and supplies. However, increases in the prices for natural gas and electricity, and disruptions to our supplies thereof, have had, and could again have, a material adverse effect on our business, financial condition, results of operations, and liquidity. Certain of our refineries in Texas have also recently experienced various water supply challenges that remain ongoing to various degrees and in certain instances have resulted in, or are expected to result in, additional capital expenditures and/or ongoing costs. We could experience additional water supply challenges in the future.

The availability and prices of our feedstocks and other critical supplies expose us to risks.

We source our petroleum-based and low-carbon fuel feedstocks, as well as many other critical supplies, such as catalyst, chemicals, treating materials, and metal-based consumables, from suppliers throughout the world. We are, therefore, subject to the legal, political, geographic, and economic risks attendant to doing business with suppliers located in, and supplies originating from, different areas across the world. If one or more of our supply contracts were terminated, or if legal, government, political, or other developments (including global geopolitical and other conflicts and tensions) were to disrupt our traditional feedstock and other critical supplies, we believe that adequate alternative supplies would be available, but it is possible that we would be unable to obtain adequate or optimal alternative sources of supply, or would be able to do so only at unfavorable prices or costs. Our refineries and plants without access to waterborne deliveries or offtake must rely on rail, pipeline, or ground transportation and thus have been, and will likely continue to be, more susceptible to such risks. If we are unable to obtain adequate or optimal supplies, or are able to do so only at unfavorable prices or costs, our business, financial condition, results of operations, and liquidity could be materially and adversely affected, including from reduced product sales volumes, curtailed production, lower product margins, and higher operating costs. The U.S. and other governments can also prevent or restrict us from doing business involving other countries. U.S. and other government sanctions and actions by governments and private parties to refrain from purchasing or transporting crude oil and petroleum-based products from particular countries (such as Russia and Iran) have impacted, and may continue to impact, trade flows and our access to certain business opportunities. There is also ongoing uncertainty regarding the ultimate impacts of recent events involving Venezuela, including with respect to foreign trade and product margins, among others. Feedstock sourcing has also been the subject of scrutiny for certain crude oils we process, and shifting legislative, regulatory, and market sentiment regarding various sources of crude oil supply has previously resulted in adverse consequences with respect to our refineries, such as the denial or delay of permits to construct refinery projects that facilitate the processing of crude oil from particular sources. Similar events may occur in the future. Comparable scrutiny and shifting sentiment have occurred with respect to certain feedstocks for our low-carbon fuels business as described in the paragraph below and in the cross-reference therein.

The U.S. federal government under the current administration has also implemented and indicated the potential for new or revised tariffs, duties, sanctions, and other actions with respect to U.S. and foreign trade, manufacturing, and investment, and some foreign governments have in turn implemented or indicated the potential for similar responses impacting U.S. goods and/or foreign operations and business dealings of U.S. companies. While there continues to be a lack of certainty around the ongoing likelihood, timing, and details with respect to the continuation or future invalidation, expansion, revision, or implementation of such actions, as well as the impact of litigation and consequent court orders, such actions have in certain instances had, and could again have, an adverse effect on our ability to obtain optimal or adequate volumes of feedstocks and other critical supplies at favorable prices and costs. Our Refining and Ethanol segments have not been significantly impacted to date by recent U.S. tariffs and foreign duties. However, DGD’s foreign feedstock supplies have recently been impacted, and could continue to be impacted, by U.S. tariffs, as well as by many of the other developments discussed in “We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels.” The impacts thereof have been compounded by the fact that U.S.-produced renewable diesel and SAF have recently been subject to duties in several foreign jurisdictions, while similar duties have not been broadly applied to imports into the U.S. of foreign renewable diesel and SAF (as finished products), nor have foreign jurisdictions broadly levied tariffs similar to the U.S. on feedstocks that foreign renewable diesel and SAF producers may import and use to produce such products outside the U.S. These events have at times made DGD’s use of certain feedstocks (particularly foreign feedstocks) economically impractical, and resulted in reduced margins, curtailed production, and potentially reduced access to certain product markets due to competitive cost disadvantages, which have had, and could continue to have, an adverse impact on its and our business, financial condition, results of operations, and liquidity.

Our Ethanol segment relies on corn sourced from local farmers and commercial elevators in the Mid-Continent region of the U.S. and such supply is acutely exposed to the effects that weather and other environmental events in that region can have on the amount or timing of crop production. Crop production is also affected by government policies (such as farming subsidies and the Renewable and Low-Carbon Fuel Programs), and market events (such as changes in fertilizer prices and rail disruptions). Reductions or delays in crop production from these and other events could negatively impact the availability and price of corn for our Ethanol segment, and such events have occurred periodically.

We are subject to risks arising from our operations and business activities outside of the U.S.

We have operations and business activities, including marketing activities, outside of the U.S., particularly in Canada, the U.K., Ireland, Mexico, and Peru, and are subject to disruptions and developments in or otherwise affecting any of these markets, including due to actual or alleged violations of laws or regulations (such as anti-bribery, anti-corruption, anti-money laundering, and foreign corrupt practices violations); expropriation or impoundment of assets; failure of foreign governments and state-owned entities to honor their contracts; differential treatment or goals of state-owned entities; property disputes; economic or political instability; currency exchange rates; restrictions on the transfer of funds; tariffs, duties, and sanctions; fees; taxes or penalties; transportation delays; import and export controls; price controls; labor unrest; security issues; government decisions (including designations with respect to terrorist organizations), orders, mandates, investigations, regulations, and issuances or revocations of permits and authorizations; global geopolitical and other conflicts and tensions; changing regulatory, judicial, and political environments (such as recent changes in Mexico’s federal judiciary, hydrocarbon laws and regulations, and procedures for challenging tax authority rulings); developments with respect to policies, standards, and incentives impacting low-carbon fuels; and other developments impacting foreign trade and related matters (including any de-globalized supply chains or the diversification of historic trade patterns). Such events could result in the halting, curtailing, or cessation of operations at impacted facilities; commercial restrictions; delay, denial, or cancellation of projects, permits, and authorizations; decreased access to important business foreign opportunities and more unreliable supply chains; and increased costs, liabilities, and burdens; among other adverse impacts, and could result in a material adverse effect on our business, financial condition, results of operations, and liquidity. Although we actively seek to manage these risks, we have experienced, and may again experience, certain of these events.

We are subject to risks arising from transportation and logistics disruptions and availability.

In addition to our own logistics assets, we use the services of third parties to transport feedstocks to our refineries and plants and to transport our products to market. If the ability of the logistics assets used to transport our feedstocks or products is disrupted, or there are increased prices or costs with respect thereto, whether because of labor issues; weather events; dock or port availability; water levels of key waterways for trade; pipeline, rail, trucking, or maritime disruptions; cybersecurity incidents; accidents; derailments; collisions; fires; explosions; natural catastrophes; spills; public health crises; terrorism; hostilities; rate increases; or other government or third-party actions (including protests and human error), it could have a material adverse effect on our business, financial condition, results of operations, and liquidity. Although we actively seek to manage these risks, we have experienced some of these events in the past and could experience additional events in the future.

Differences in competitors’ businesses or resources may at times provide them a competitive advantage.

The refining and marketing industry is highly competitive with respect to both feedstock supply and refined petroleum product markets. We compete with many companies for available supplies of crude oil and other feedstocks, as well as for third-party retail outlets for our petroleum-based products, and other customers. We do not produce any of our primary feedstocks (other than DCOs produced by our ethanol plants) and we do not have a company-owned retail network. Some of our competitors, however, obtain a significant portion of their feedstocks from company-owned crude oil production, have extensive networks of retail sites, have different revenue streams (such as from chemicals, midstream, or integrated operations), and operate in different regions. Such competitors are at times able to offset or avoid losses or decreased profitability from downstream operations, or in challenging regions, with such other operations, and may be better positioned to withstand periods of reduced product margins or feedstock disruptions. Some of our competitors also have materially greater financial and other resources than we have and may have a greater ability to respond to the inherent volatility of our industry.

We are subject to risks arising from an interruption in any of our refineries or plants.

Our refineries and plants are our principal operating assets and are subject to planned and unplanned downtime and interruptions. Our operations could also be subject to significant interruption if any of our refineries or plants were to experience a major accident or mechanical failure; be damaged by severe weather and natural disasters/acts of nature (such as hurricanes, winter storms, and earthquakes); or man-made disruptions (such as cybersecurity incidents, terrorism, protests, or human error); or otherwise be forced to shut down or curtail operations. Any such interruption could materially and adversely affect our earnings (to the extent not recoverable through insurance) because of lost productivity and repair and other costs. Significant operational interruptions could also lead to increased volatility in the price of our feedstocks and many of our products. We have experienced some of these events in the past, and although we focus on maintaining safe, stable, and reliable operations, we may experience additional events in the future.

Our pursuit of capital and other strategic projects and actions exposes us to various risks.

We engage in capital and other strategic projects based on many factors, including the forecasted project economics; legal, regulatory, and political environments; the expected return on the capital to be deployed; and the anticipated impact to our future cash flows. Such projects can take many years to complete, during which time such environments or other market conditions may change from our forecast, as has recently occurred with certain low-carbon projects in our Renewable Diesel segment. Supply chain or other market or economic disruptions (including inflation) may also delay projects or increase the costs associated therewith. As a result, such projects may not be completed on schedule or budget, or at all, and may not achieve their expected returns, which could negatively impact our business, financial condition, results of operations, and liquidity.

In addition, challenges to or opposition of certain fossil fuel and infrastructure projects (including pipelines), as well as certain low-carbon projects (such as carbon sequestration and carbon capture and storage), continue to make the approval and completion of such projects more difficult and costly. Certain of these events have resulted in, and could again result in, the cancellation or restructuring of projects, costs and charges related thereto, a decreased market outlook, and/or impacts under our capital allocation framework.
We also regularly assess our facilities and operations in light of market dynamics and the regulatory environment and have taken, and may in the future take, strategic actions to optimize our portfolio of assets, including those described in Note 2 of Notes to Consolidated Financial Statements with respect to our operations in California. While we expect overall positive results from these strategic actions, there is no assurance that the anticipated benefits will materialize or continue. Unforeseen delays, costs, negative publicity, litigation, enforcement, and other difficulties may arise, including in adapting our other operations and fulfilling our contractual obligations, that negatively impact the actual results and execution of such strategic actions compared to our expectations. Such events could result in changes in our financial and accounting estimates and assumptions and adversely affect our business, financial condition, results of operations, and liquidity.

Our investments in joint ventures and other entities limit our ability to manage risk.

We conduct some of our operations through joint ventures in which we share control over certain economic, legal, and business interests with other joint venture members. We also conduct some of our operations through entities in which we have a minority or no equity ownership interest, such as the variable interest entities (VIEs) described in Note 12 of Notes to Consolidated Financial Statements. The other joint venture members and the third-party equity holders of the VIEs have certain economic, business, or legal interests, opportunities, or goals that are inconsistent with or different from our own, have different liquidity needs or financial condition characteristics than our own, are subject to different legal or contractual obligations than we are, and may be unable to meet their obligations, each of which exposes us to risks. For example, while we operate the DGD Plants and perform certain day-to-day operating and management functions for DGD, we do not have full control of every aspect of DGD’s business and certain significant decisions concerning DGD require approval from the other joint venture member, including acquiring or disposing of assets above a certain dollar threshold, making certain changes to its business plan, raising debt or equity capital, altering its distribution policy, and certain other transactions. While we consolidate certain VIEs, we do not have full control of every aspect of these VIEs, their debt or financing decisions that are reflected in our consolidated financial statements, or the actions taken by their third-party equity holders, some of which have affected, and could continue to affect, our business, legal position, financial condition, results of operations, and liquidity. Failure by us, an entity in which we have a joint venture interest, or the VIEs to adequately manage the risks associated with such entities, and any differences in views among us and such third parties, could prevent or delay actions we prefer to take; expose us to legal, regulatory, and reputational risks; and have a material adverse effect on our business, financial condition, results of operations, and liquidity.

Industry, market, and other developments could decrease the demand for our products.

A reduction in the demand for our products could result from events and trends such as increases in fuel efficiency, decreases in travel or fuel consumption levels, and a transition by consumers to alternative fuel vehicles, such as electric vehicles and hybrid vehicles, in each case, whether as a result of government mandates, incentives, or actions (including foreign dumping), industry developments, societal changes, or sentiment or perception with respect to our products, or fossil fuels and GHG emissions generally. New developments may alter consumer fuel or energy preferences or make alternative fuel vehicles more affordable or desirable, including improvements in battery and storage technology, increases in driving ranges, increased availability of charging stations and other infrastructure, expanded and more reliable supply chains, autonomous driving capabilities, improvements in hydrogen fuel cell technology, and other technological changes. Any such developments could increase consumer acceptance and result in greater market penetration of alternative fuel vehicles or otherwise decrease the demand for our products. There may also be new entrants into the low-carbon fuels industry or developments by current competitors that could meet the market’s demands in a more efficient or less costly manner than our technologies and products. Competition within the global ethanol industry also continues to grow. The demand for many of our low-carbon fuels may significantly decline without sufficient and continued government support and incentives therefor, and if our competitors are able to capture the benefits from such government support and incentives to a greater degree than we are it may place us at a competitive disadvantage. While we cannot currently predict the ultimate form, timing, or extent of these developments, any such event could materially and adversely affect our margins and sales volumes, and in turn our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from climate- and other sustainability-related advocacy and pressure.

In recent years, a number of climate- and other sustainability-related advocacy groups, both in the U.S. and internationally, have campaigned for government and private action to promote various climate- and other sustainability-related disclosure frameworks, actions, and initiatives. As a result, we have faced, and may continue to face, pressure regarding our efforts and disclosures related to such matters (e.g., GHG emissions reductions/displacements and our methodologies and timelines with respect thereto), including through requests by potential counterparties for certain written declarations or representations, negative publicity, special-interest driven stockholder requests and voting, prescriptive proxy advisory firm and scoring agency expectations and policies, and demands for engagement.

The methodologies, standards, and requirements for tracking and reporting many climate- and other sustainability-related matters, such as GHG emissions, have not been standardized or harmonized, and many continue to evolve. Our interpretations of various reporting standards may also differ from those of others. As a result, our metrics, targets, and other disclosures with respect to such matters may not necessarily be calculated or presented in the same manner or be comparable to similarly titled measures presented by us in other contexts, or to disclosures by others. We believe that our disclosures and methodologies related to such matters reflect our business strategy and are reasonable at the time made or used. However, as our business, strategy, low-carbon projects, market and financial conditions, and/or applicable methodologies, standards, or requirements continue to develop and evolve, we may revise or cease reporting or using any or all such disclosures and methodologies if we determine that they are no longer appropriate, or we are otherwise required to do so. We may also be pressured or compelled to disclose information that may not be feasible or obtainable. Any actual or perceived failure by us with respect to our disclosures and actions on such matters, including a revision thereto, could cause reputational and commercial harm, and expose us to litigation or enforcement, among other negative impacts.

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

LEGAL, GOVERNMENT, AND REGULATORY RISKS

We are subject to risks arising from legal, regulatory, and political developments regarding climate- and environmental-related matters, or that are adverse to or restrict refining and marketing operations.

Certain government authorities across the world have, in recent years, imposed, announced, or considered various laws, regulations, policies, and actions designed to facilitate less petroleum-dependent modes of transportation, which could reduce demand for our petroleum-based products and/or all liquid transportation fuels. Such laws, regulations, policies, and actions have in certain instances included increases in fuel economy or efficiency standards; stricter tailpipe emissions standards; low-carbon fuel standards; restrictions and bans on vehicles using internal combustion engines; limitations on using certain petroleum-based products and biofuel feedstocks; and tariffs, duties, and incentives. Under the current administration in the U.S., a number of legal, regulatory, and political actions have been taken or proposed that have resulted in, or may result in, many of these laws, regulations, policies, and actions being modified, rescinded, invalidated, revoked, or eliminated, and others have been delayed or relaxed across the world. However, the ultimate timing and outcome of many such actions are currently unknown and are subject to uncertainty due to pending or future legal, regulatory, and political actions.
Certain U.S. state and local governments, foreign governments, and private parties across the world continue to pursue various efforts designed to either directly or indirectly facilitate less petroleum-dependent modes of transportation, or that are otherwise adverse to our industry, including actions and incentives to conserve energy or use renewable energy, as well as those efforts discussed in “We are subject to risks arising from litigation, government action, and mandatory disclosure rules related to climate- and other sustainability-related matters, or aimed at the fossil fuel industry.” Government authorities across the world have announced, imposed, or are considering (as applicable) taxes or penalties on fossil fuel companies for profits, windfalls, margins, or prices above a certain level, carbon border adjustments, fees, and other regulations that are adverse to or restrict refining and marketing operations, could increase costs, and limit profitability. For example, California’s Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2) and Assembly Bill No. 1 continue to present considerable uncertainty and risks for us. Mexico has also implemented an informal, nationwide retail price cap on regular gasoline that could be expanded to other fuels, or could become legally binding. These legal, regulatory, and political developments, as well as other similarly focused laws and regulations, such as the California, Quebec and other cap-and-trade programs; the U.K. Emissions Trading Scheme; the Renewable and Low-Carbon Fuel Programs; the South Coast Air Quality Management District’s Rule 1109.1 – Emissions of Oxides of Nitrogen from Petroleum Refineries and Related Operations; CARB’s Control Measure for Ocean-Going Vessels At Berth Rule and its Airborne Toxic Control Measure for Commercial Harbor Craft; reductions in the National Ambient Air Quality Standards; bans or restrictions on certain chemicals, feedstocks, products, or processes (such as hydrofluoric acid alkylation); and other laws and regulations concerning climate- and environmental-related matters (including GHG emissions), as well as health- and safety-related matters (such as industrial safety ordinances), have in certain instances resulted in, and are expected to continue to result in, increased costs and capital expenditures that impact our ability to effectively and profitably operate and maintain our facilities. These include things such as (i) restrictions on certain refinery operations, (ii) requirements to modify our operations or install new emissions controls or other equipment, and (iii) costs to administer our obligations under the Renewable and Low-Carbon Fuel Programs. Such risks remain particularly acute in California.

Many of these matters and developments are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and changes in law,

regulation, or policy, as noted above, and it is not currently possible to predict the ultimate effects thereof on us. However, such events could adversely restrict or affect our refining and marketing operations and limit our profitability; cause us to make changes to our business, strategy, operations, and assets, as well as our current financial and accounting estimates and assumptions; cause a reduction in demand for our products; and result in negative publicity, litigation, and enforcement, each of which could materially and adversely affect our business, financial condition, results of operations, and liquidity. See also Note 2 of Notes to Consolidated Financial Statements.

We are subject to risks arising from the Renewable and Low-Carbon Fuel Programs, and other regulations, policies, international certifications, and standards impacting low-carbon fuels.

As described under “ITEMS 1. and 2. BUSINESS AND PROPERTIES—OUR COMPREHENSIVE LIQUID FUELS STRATEGY—Regulations, Policies, and Standards Driving Low-Carbon Fuel Demand,” we strategically market our low-carbon fuels based on regional policies, regulations, standards, feedstock preferences, CI scores, and our ability to obtain fuel pathways, credits, certifications, and incentives. A significant portion of our low-carbon fuels are sold in California, Canada, the U.K., and the European Union (EU).

Regarding the RFS, in June 2025, the EPA announced proposed rules (RFS Set II) that would, among other things, impose increased RVOs for 2026 and 2027, particularly with respect to biomass-based diesel, while also proposing to (i) reduce by 50 percent the number of RINs that may be generated for U.S. domestically produced renewable fuels made from foreign feedstocks, as well as for imports into the U.S. of finished renewable fuel; (ii) reduce the equivalency values for biomass-based diesel and renewable diesel produced through hydrogenation, which is used by DGD for renewable diesel and SAF production, resulting in fewer RINs generated for each gallon produced; and (iii) partially waive cellulosic biofuel volumes for 2025. In 2025, the EPA also issued decisions on hundreds of small refinery exemption (SRE) petitions that were pending, and granted full or partial exemptions on a majority of such petitions spanning RFS compliance years 2016-2024, which remain subject to ongoing litigation. As part of this action, the EPA also outlined a process for refineries granted SREs that had already retired RINs for compliance to have their RINs un-retired and returned. While RINs for compliance years prior to 2023 have expired and are expected to have little to no value, RINs for compliance years 2023 and thereafter can be used by small refineries granted SREs to update previous compliance filings, which is expected to allow up to approximately 20 percent per compliance year of a particular refinery’s RINs to be carried forward into subsequent years. In September 2025, the EPA also issued a supplemental notice of proposed rulemaking for the proposed 2026 and 2027 RFS Set II rules that co-proposes to reallocate to RFS obligated parties (such as us) either 100 percent or 50 percent of the SRE exempted volumes that were granted for 2023 and 2024, as well as those projected to be granted for 2025 as part of the ongoing RFS Set II rulemaking (which would increase our 2026-2027 RVO obligations even further). While the final RFS Set II rules have not been finalized, the EPA’s proposals present considerable risks that the final RFS Set II rules could require RVOs for 2026-2027 that are infeasible, significantly impact RIN prices and availability, and adversely impact both our Refining and Renewable Diesel segments. The EPA has indicated it intends to finalize these rules in the first quarter of 2026, but this may be further delayed and subject to litigation, which could also delay the 2025 RFS compliance deadlines and result in additional risks and uncertainty.

The risks and uncertainties with respect to the final RFS Set II rules are also interrelated with and compounded by U.S. tariffs impacting DGD’s foreign feedstock supplies and several other low-carbon fuels policies, standards, and incentives; and vice versa. For example, for fuel produced on or after January 1, 2026, the OBBB restricts eligibility for the clean fuel production credit to fuels that are derived exclusively from feedstock that was produced or grown in the U.S., Mexico, or Canada, and important guidance with respect to certain aspects of such credits has yet to be finalized. Additionally, in June 2025, California’s Office of Administrative Law approved an amendment to the LCFS that seeks to reduce the CI of California’s transportation fuel pool by 30 percent by 2030 and by 90 percent by 2045 and imposes a cap on the issuance of credits for biomass-based diesel produced from soybean, canola, or sunflower oil, limiting it to 20 percent of the total credits per producer or importer, updated the model used to calculate CI, and introduced more onerous sustainability criteria for crop-based biofuels. Certain Canadian provinces have also recently imposed requirements under their low-carbon fuels standards or programs that limit the amount of imported ethanol and renewable diesel that can be claimed under the programs, and similar protectionist measures are being considered at the federal level in Canada. Further, effective January 1, 2025, the U.K. imposed additional feedstock and reporting requirements impacting SAF compared to the “Refuel EU” requirements under the EU Renewable Energy Directive. The combined effects of each of the foregoing present considerable risks and uncertainties.

We are also exposed to the volatility in the market price of RINs, LCFS credits, and other credits, as described in Note 20 of Notes to Consolidated Financial Statements. We cannot predict the future prices of such credits, which depend upon numerous factors, including (as applicable) EPA and U.S. state regulations; other U.S. and foreign laws and regulations; the events discussed above with respect to DGD’s foreign feedstock supplies; the availability of such credits for purchase; transportation fuel production levels (which can vary significantly each quarter); approved CI pathways; and CI scores. The final RFS Set II rules, the ability to sell “E15” fuel year-round, and additional actions related to SREs will likely affect RIN prices, as discussed above. For example, if the RVOs for cellulosic biofuel are high relative to D3 RIN generation, RIN prices may rise, and the EPA may or may not issue cellulosic waiver credits in time to moderate price spikes, if at all. Future RVOs for biomass-based diesel also may not reflect the ongoing impacts of U.S. tariffs, the OBBB, the LCFS, and other low-carbon fuels policies, standards, and incentives on D4 RIN generation. If an insufficient number of RINs, LCFS credits, or other credits are available for purchase (or available only at unfavorable prices), or if we are otherwise unable to meet our obligations under the Renewable and Low-Carbon Fuel Programs, our business, financial condition, results of operations, and liquidity could be adversely affected. Similar events have occurred in the past and may occur again in the future.

The Renewable and Low-Carbon Fuel Programs and the U.S. federal tax incentives related to low-carbon fuels (such as the OBBB) are complex, can be subject to interpretative uncertainty, often have different or conflicting requirements or methodologies, and are frequently evolving, requiring us to periodically update our systems and controls for compliance, and imposing strains on company resources. In addition to regulation, many customers demand or prefer that the low-carbon fuels they purchase be certified through various voluntary certification bodies such as the International Sustainability and Carbon Certification system. While such certifications present business opportunities and can enhance product marketability, they also entail additional strains on company resources and risks from the loss or interruption of such certification, including decreased marketability of such products, as well as litigation and enforcement. These regulations, policies, and standards have a significant impact on the market prices of low-carbon fuel feedstocks and products, and in turn the margins on our low-carbon fuels. Our low-carbon fuels businesses could be materially and adversely affected if (i) such regulations, policies, and standards are adversely changed or interpreted, unavailable, or discontinued, including due to adverse changes in perceptions or sentiments regarding low-carbon fuels or the feedstocks used to produce them (e.g., “food vs. fuel” and concerns regarding international supply chains perceived as vulnerable to fraud); (ii) any of our low-carbon fuels products, or the feedstocks used in their production, do not comply therewith, or would result in reduced benefits or incentives thereunder, or (iii) we or an entity in our supply chain are unable to satisfy or maintain the conditions of any approved pathways or certifications thereunder, or under voluntary certifications. Such changes or developments could also negatively impact our low-carbon projects. Certain such events have occurred and may continue.

Applicable environmental, health, and safety laws and regulations expose us to various other risks.

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

Because environmental, health, and safety laws and regulations have become more complex and stringent and new or revised laws and regulations are continuously being enacted or proposed, and are being interpreted and applied in evolving ways, the level of costs required for such matters has increased and may continue to increase. Additionally, many U.S. state and local regulatory agencies have been aggressive in the scope and frequency of, and the magnitude and type of the relief sought by, the enforcement and investigative actions they have pursued under applicable environmental, health, and safety laws and regulations, particularly with respect to fossil fuel companies. This has been especially acute in California. Such enforcement and investigative actions, as well as threats thereof, have resulted in, and could continue to result in, increased costs, expenses, and negative publicity. In addition to U.S. regulations, there continue to be citizen suits seeking to enforce such laws and regulations and various U.S. state and local governments continue to focus on enforcement thereof. Despite our efforts to maintain safe and environmentally responsible operations, in certain instances we have faced, and may continue to face, changing regulatory interpretations, costs, and liability for personal injury, property, and natural resource damage; community impacts; and assessment and remediation costs due to actual or alleged noncompliance, emissions, pollution, discharges, and/or contamination. We are also exposed to potential liability and costs related to regulated chemicals and other regulated materials, such as various perfluorinated compounds, per- and polyfluoroalkyl substances, benzene, and petroleum hydrocarbons, at or from our current and formerly owned facilities, and new regulations with respect to certain such materials have recently been adopted or proposed by the EPA and certain U.S. states, and other laws and regulations may continue to arise. Such liabilities and costs could materially and adversely affect our business, financial condition, results of operations, and liquidity.

We are subject to risks arising from litigation, government action, and mandatory disclosure rules related to climate- and other sustainability-related matters, or aimed at the fossil fuel industry.

We could face increased climate‐related litigation with respect to our operations, disclosures, or products. Governments, non-governmental organizations, and private parties across the world have filed lawsuits or initiated regulatory action against fossil fuel companies. Such lawsuits and actions often allege noncompliance with applicable laws or regulations, or personal injury or damages they attribute to perceived climate-related harms, and seek damages and/or abatement under various tort and other theories, including under consumer protection, human rights, or constitutional provisions. We have been named as a co-defendant in a lawsuit in state court by a county in Oregon seeking significant damages and abatement under various tort theories (including deceptive disclosures). We have also been named as a co-defendant in a federal class-action lawsuit in California alleging antitrust and consumer protection claims related to costs of complying with the LCFS. While we intend to vigorously defend against the allegations in those pending actions, the ultimate outcomes and impacts to us cannot be predicted with certainty at this time, we could incur substantial legal costs and reputational damage associated with defending such matters, and an adverse ruling could require us to pay significant damages. From time to time, we have also been subject to, and expect to continue to be subject to, other litigation related to environmental, health, and safety incidents or other accidents arising in the normal course of our operations. Our industry in particular has been subject to a rising number of lawsuits seeking substantial damage awards in such matters, which have been exacerbated by recent legal, judicial, and jury-related trends in certain jurisdictions where we operate. We have faced, and expect to continue to face, increased risks related to such matters and the outcome of pending or future claims for such matters could have a material adverse effect on our business, financial condition, results of operations, and liquidity. Governments and private parties are also increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements and disclosures by companies regarding climate- and other sustainability-related matters are false or misleading “greenwashing” that violate deceptive trade practices, consumer protection statutes, or other similar laws and regulations, or are fraudulent or misleading under certain corporate or securities laws and regulations.

The states of New York and Vermont have also enacted legislation establishing various cost recovery programs designed to upgrade infrastructure and fund community initiatives they designate as purported climate mitigation investments, under which “responsible parties,” which the programs have deemed to include refiners and other fossil fuel companies, bear the costs on a strict liability basis, and other U.S. states have proposed or are considering similar legislation. Certain governmental authorities have also sought to attribute blame for certain perceived climate-related matters primarily to fossil fuel companies, and some are considering legislation that would create private causes of action making them strictly liable for damages incurred in certain natural catastrophes and weather events. These matters present a high degree of uncertainty, including due to legal viability, regarding the extent to which fossil fuel companies face an increased risk of liability and reputational damage stemming from alleged climate- and other sustainability-related matters. Various U.S. state and local governments have also proposed or are considering imposing taxes, fees, assessments, or tax abatement limitations on fossil fuel companies.

In addition to voluntary disclosures in response to investor and stakeholder requests discussed above, many governments have also proposed or adopted regulations that impose disclosure obligations with respect to various climate-related matters and other sustainability-related matters. In October 2023, California adopted a host of broad and far-reaching climate-related disclosure obligations, including with respect to GHG emissions, climate-related financial-risk reporting, and statements regarding GHG emissions reductions; and carbon offsets, certain of which are currently subject to ongoing litigation and potential delays, creating substantial uncertainty. New York also recently adopted certain GHG reporting requirements that are even broader in scope than California’s and require extremely burdensome (perhaps even infeasible) and detailed disclosures, including with respect to the quantity and type of fuel and feedstock related to such emissions. Other U.S. states have proposed or announced disclosure obligations with respect to climate-related matters. The U.K. has adopted and the EU has provisionally adopted certain burdensome disclosures related to various environmental, climate, social, supply chain, human rights, and other sustainability-related matters. In the EU, these include its Corporate Sustainability Reporting Directive (CSRD) and its Corporate Sustainability Due Diligence Directive (CSDDD), which also provides a private cause of action. Although the scope of CSRD and CSDDD have been simplified with provisional agreements by applicable governance bodies within the EU, endorsement and formal adoption are still pending. Further, the scope and extent to which the CSRD and the CSDDD will require any extraterritorial disclosure obligations on non-EU parent companies remains unknown and presents considerable uncertainty for many companies, including us. Some governments have also adopted laws and regulations, or have launched investigations and requested information, based on pricing practices in the fossil fuel industry, which we have been and may again be subject to. For example, California’s Oil Refinery Cost Disclosure Act (SB 1322) requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information. Some governments and other third parties we do business with have also begun requesting product-specific climate-related disclosures from us in connection with their own reporting. At the same time, in September 2025, the EPA proposed to effectively cease its Greenhouse Gas Reporting Program, which presents uncertainties with respect to future climate-related reporting methodologies that are utilized. Our efforts to comply with these laws, regulations, and requests impose a strain on company resources and expose us to risk by requiring disclosure of information that (i) may be protected trade secrets and/or competitively sensitive; (ii) exposes us to litigation and enforcement; (iii) may be inconsistent with other standards or requirements that are subject to ongoing change and uncertainty, or our current practices that may utilize different methodologies or standards; (iv) is subject to many assumptions and inherent calculation difficulties, such as accuracy, completeness, and dependence on third parties; (v) may be perceived in ways that adversely impact our business relationships, credibility, and reputation; and (vi) may be infeasible to obtain or report. The costs, burdens, and risks imposed by the foregoing may cause us to alter our business and operations in certain locations.

We are subject to risks arising from compliance with and changes in tax laws.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes; indirect taxes (e.g., excise, duty, sales, use, gross receipts, and value-added taxes); and payroll, franchise, withholding, and ad valorem taxes. New and revised tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. For example, the OBBB contains significant changes to U.S. tax law. Many of these tax liabilities are subject to periodic audits by the respective taxing authorities. Although we believe we have used reasonable interpretations and assumptions in calculating our tax liabilities, the final determination of these tax audits and any related proceedings cannot be predicted with certainty. Any adverse outcome of any of such tax audits or related proceedings could result in unforeseen tax-related liabilities that may, individually or in the aggregate, materially affect our cash tax liabilities, or create issues with respect to certain of our business permits, authorizations, and registrations, and, as a result, our business, financial condition, results of operations, and liquidity. Tax rates in the various jurisdictions in which we operate may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws or tax treaties (including the global minimum tax), or interpretations thereof, could impact our ability to realize the tax savings recorded to date and adversely affect our future effective tax rates. See also Note 15 of Notes to Consolidated Financial Statements.

CYBERSECURITY AND PRIVACY RELATED RISKS

We are subject to risks arising from a significant breach of our information systems.

Our information systems and network infrastructure have been and continue to be subject to frequent unauthorized access attempts and other cyber attacks, including ransom-related incidents, which could result in increased costs to detect, prevent, respond to, and mitigate these threats. Such efforts include, among others, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. These attacks could also result in (i) a loss of intellectual property, proprietary information, or employee, customer, vendor, or supplier data; (ii) public disclosure of sensitive information; (iii) systems interruption; (iv) disruption of our business operations; (v) remediation costs and repairs of system damage; (vi) reputational damage that adversely affects customer, supplier, or investor confidence; and (vii) damage to our business and competitiveness. AI may also be leveraged by threat actors to enhance the volume and sophistication of their attacks. A breach could also originate from or compromise our customers’, vendors’, suppliers’, or other third-party networks outside of our control that could impact our business and operations, as occurred with the Colonial Pipeline cybersecurity incident in May 2021. Our vendors and suppliers are also increasingly using and offering platforms powered by AI. Although we implement internal controls on the connectivity of third parties to our systems that attempt to prevent or mitigate the impact from incidents affecting third-party systems, we have limited control over ensuring that third parties themselves are consistently enforcing strong controls over their systems. Increased risks of such attacks and disruptions also exist because of global geopolitical and other conflicts and tensions. A breach may also result in legal claims or proceedings against us by our stockholders, employees, customers, vendors, suppliers, and government authorities. There can be no assurance that our current or future infrastructure protection technologies and disaster recovery plans can prevent or mitigate such breaches, cyber- and ransom-related incidents, or systems failures, any of which could have a material adverse effect on our business, financial condition, results of operations, and liquidity. The continuing and evolving threat of cybersecurity incidents (including through AI) has resulted in increased regulatory focus on prevention and disclosure, such as the directive issued by the U.S. Transportation Security Administration following the Colonial Pipeline cybersecurity incident, the obligations imposed by the U.S. Cyber Incident Reporting for Critical Infrastructure Act. We have been, and may continue to be, required to expend significant resources to comply with such laws and regulations, and otherwise be exposed to litigation and enforcement related thereto. See “ITEM 1C. CYBERSECURITY” for additional information on such matters.

Data privacy and security issues expose us to increased liability and operational changes and costs.

Along with our own data and information in the normal course of our business, we collect and retain certain data that is subject to specific laws and regulations. The compliant processing of this data domestically and transferring of this data across international borders continue to increase in complexity, which has, and will likely continue, to impose increased efforts and costs on company resources for compliance functions related thereto. This data is subject to regulation at various levels of government in many areas of our business and in jurisdictions across the world, including data privacy and security laws such as the EU General Data Protection Regulation, the U.K. Data Protection Act 2018, Quebec’s Bill 64, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and various other comprehensive privacy laws passed by other U.S. states. We also operate in other jurisdictions with comprehensive data privacy laws and regulations (such as Mexico and Peru), and other jurisdictions are considering issuing similar laws and regulations. The U.S. Federal Trade Commission has also adopted rules requiring the reporting of certain data breaches. As the implementation, interpretation, and enforcement of such laws continues to progress and evolve, there may also be developments that amplify such risks. Any failure by us to comply with these laws and regulations could expose us to litigation and enforcement. The growing sophistication and implementation of advanced AI technologies also increases the risks we face related to data privacy and security.

GENERAL RISK FACTORS

Uncertainty and illiquidity in financial markets, or changes in our credit profile or ratings, can adversely affect our ability to obtain credit and capital, increase our costs, and limit our flexibility.

Our ability to obtain credit and capital depends in large measure on capital markets and liquidity factors that we do not control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing or commercial arrangements may be adversely impacted by prolonged periods of high interest rates, inflation, unstable or illiquid financial market conditions, or adverse changes in our credit profile or to our credit ratings. These factors could adversely impact and limit our ability to obtain favorable credit and financing, raise our cost of capital, or require us to provide collateral or other forms of security, which would increase our costs and restrict our operational and financial flexibility. Unstable or illiquid financial market conditions and periods of prolonged high interest rates could also negatively impact our pension plans’ assets and funding requirements. From time to time, we may also need to supplement our cash generated from operations with proceeds from financing activities or obtain letters of credit in certain transactions. In addition, we rely on the counterparties to our commercial agreements and commodity hedging and derivative instruments to fulfill their obligations thereunder. Uncertainty and illiquidity in financial markets and periods of prolonged high interest rates could have an adverse impact on the costs or availability of the financial and commercial arrangements provided by such parties, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We do not maintain insurance coverage that fully protects against all potential losses and liabilities.

We are subject to various hazards and other incidents common to the industry, including explosions, fires, toxic emissions, transportation hazards, severe weather events, and natural disasters/acts of nature (including, in certain locations, earthquakes), among others. While we maintain insurance coverage in amounts and types that we believe are prudent, such coverage protects against some, but not all, potential losses and liabilities arising from such hazards and incidents, and we have experienced, and may again experience, certain uninsured or self-insured events related thereto. Market, industry, and other developments have also caused, and may again cause, adverse changes in the costs, terms, and availability of certain amounts or types of coverage. If we incur a significant loss or liability that is not adequately insured, it could have a material adverse effect on our business, financial condition, results of operations, and liquidity.

We are exposed to risks arising from various labor-related matters.

Certain employees at five of our U.S. refineries, our Canada and U.K. refineries, and our terminal in Montreal, are covered by collective bargaining or similar agreements, which generally have unique and independent expiration dates. Workers at any of our facilities that are not currently represented by a union or covered by similar agreements could vote for such representation or coverage in the future. To the extent we are in negotiations for labor agreements at any time, there is no assurance an agreement will be reached without a strike, lockout, work stoppage, or other labor action or disruption, and such events have occurred for certain periods in the past, and may occur again in the future. Any such prolonged event at our facilities or otherwise impacting our operations could have an adverse effect on our business, financial condition, results of operations, and liquidity. Labor-related laws and regulations have in certain instances also resulted in, and may again result in, reduced labor availability and higher costs. Our business could also be negatively impacted if we are unable to recruit, train, and retain adequate personnel, including those with key skills or knowledge. Inflation has also caused, and may in the future cause, increases in employee-related costs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

We take an enterprise approach to information security risk management and governance. Our information security program and framework comprise processes, policies, practices, systems, and technologies that are designed to identify, assess, prioritize, manage, and monitor risks to our information systems, including risks from cybersecurity threats and risks associated with the use of third-party service providers.

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

We have a cybersecurity Incident Response Plan (IRP) that sets forth a process designed to effectively respond to an incident by obtaining information, coordinating activities, assessing results, and communicating applicable developments to our stakeholders, including employees, law enforcement, other external parties and agencies, and our Board. The IRP includes the following major components: preparation, detection and analysis, containment, eradication, notification, recovery, reporting, and lessons learned. Specific technical and legal playbooks have also been developed for data breaches, malware, unauthorized remote access, ransomware, and ransom-related incidents. We have also retained certain third-party experts to assist us with various aspects of incident assessment and response in the event those services become necessary or useful.

Typically, we (i) perform periodic tabletop exercises with a company-wide cross-functional team that are facilitated by a third-party expert and are intended to simulate a real-life security incident, (ii) conduct penetration testing as needed and annually conduct Payment Card Industry Data Security Standard testing and firewall reviews, and have periodically engaged a third-party expert to help therewith, (iii) hold annual cybersecurity awareness trainings, and (iv) periodically engage a third-party expert to conduct a review of our information security framework, which is designed to help identify existing and emerging risks, and mitigate such risks. These internal efforts and external third-party reviews also support our efforts to regularly assess our information security program and framework against emerging risks, market and industry developments and provide opportunities to make adjustments or enhancements when deemed prudent or necessary. In 2024, we established a company-wide cross-functional team to assess the risks and opportunities from conventional and generative AI. We continued these assessments in 2025 and expect to continue these efforts going forward. To date, there have been no cybersecurity incidents that have materially affected us, or that are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations.

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

Management’s Role in Assessment and Management of Material Risks from Cybersecurity Threats
We have an Information Security Committee (Infosec Committee) consisting of refining, renewables, logistics, human resources, and information services personnel that typically meets weekly to evaluate third-party exchange of data and collaborate on strategy for dealing with information security risks and other related matters. The Infosec Committee reports to our Information Security Oversight Committee (Infosec Oversight Committee) and our Executive Steering Committee on cybersecurity (Executive Steering Committee). Our Infosec Oversight Committee consists of information services, refining, and internal audit personnel and typically meets quarterly to discuss network threats and the overall security landscape. Our Executive Steering Committee consists of management within our information services, internal audit, refining, renewable diesel, ethanol, legal, and logistics teams, and typically meets twice per year to review and discuss information security metrics and results of security assessments, among other items. Key members of the Infosec Oversight Committee and the Executive Steering Committee provide a report to the Audit Committee of the Board as discussed above.

Our information services team is led by our Vice President-Information Services and Technology, who also chairs the Infosec Oversight Committee and has approximately 25 years of experience in the information technology industry. Collectively, the members of our Infosec Committee, Infosec Oversight Committee, and Executive Steering Committee have decades of experience within the information technology industry and/or cybersecurity areas. On a monthly basis, our Vice President-Information Services and Technology provides executive management with an Information Security Scorecard, which includes any cybersecurity incidents that have occurred. If a cybersecurity incident is declared under the IRP, we will evaluate whether such incident might have a material adverse impact on our business, financial condition, results of operations, or reputation, among other considerations, and communicate that discussion to executive management, who will then determine if escalation to the Board is warranted and if further disclosure is required to the SEC, other government agencies, and/or other parties.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

We incorporate by reference into this item our disclosures made in Note 1 of Notes to Consolidated Financial Statements under “Legal Contingencies.”

ENVIRONMENTAL ENFORCEMENT MATTERS

SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment if a governmental authority is a party to such proceeding and we reasonably believe that such proceeding will result in monetary sanctions that exceed a specified threshold. There were no proceedings required to be disclosed in this item under SEC regulations. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. We believe any such proceedings less than this threshold are not material to our business and financial condition.

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

Name	Current Position	Age as of December 31, 2025
R. Lane Riggs	Chairman of the Board, Chief Executive Officer and President	60
Harminder S. “Homer” Bhullar	Senior Vice President and Chief Financial Officer	45
Gary K. Simmons	Executive Vice President and Chief Operating Officer	61
Richard J. Walsh	Executive Vice President and General Counsel	60
Eric A. Fisher	Senior Vice President Product Supply, Trading and Wholesale	57

Mr. Riggs was elected to the additional position of Chairman of the Board as of the close of business on December 31, 2024, and was elected Chief Executive Officer and President, and as a member of our Board effective as of the close of business on June 30, 2023. He previously served as President and Chief Operating Officer (beginning January 23, 2020), and Executive Vice President and Chief Operating Officer (beginning January 1, 2018), and prior to that as Executive Vice President Refining Operations and Engineering (beginning 2014), and Senior Vice President Refining Operations (beginning 2011). He has held several leadership positions within Valero overseeing refining operations, supply optimization and crude and feedstock supply, and planning and economics. Mr. Riggs also previously served on the board of directors of Valero Energy Partners GP LLC (the general partner of Valero Energy Partners LP) from 2014 to 2019.

Mr. Bhullar was elected to serve as Senior Vice President and Chief Financial Officer on October 28, 2025, effective January 1, 2026. He previously served as Vice President-Investor Relations and Finance (beginning April 29, 2021) and was responsible for overseeing our investor relations and finance functions, as well as strategic communications, public relations, advertising, and community engagement. Prior to that he served as Vice President Investor Relations (from January 2019 to April 29, 2021) and as Vice President Business Development (from July 2018 through December 2018). Prior to joining Valero in 2014, Mr. Bhullar was an investment banker focused on the energy sector.

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

Mr. Walsh was elected Executive Vice President and General Counsel on October 29, 2024. He previously served as Senior Vice President, General Counsel and Secretary, (beginning April 22, 2021), and prior to that he served as Senior Vice President and General Counsel (beginning July 15, 2020). Mr. Walsh has responsibility for our legal and governmental affairs, health, safety, and environmental, fuels compliance, risk management and compliance/ethics teams, and public policy and engagement. He previously served as Vice President and Deputy General Counsel from 2016 to 2020. He joined Valero in 1999 and has served in many different leadership roles within our legal department.

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

As of January 31, 2026, there were 3,996 holders of record of our common stock.

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

The following table discloses purchases of shares of our common stock made by us or on our behalf during the fourth quarter of 2025.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 2025	73,565	$171.14	—	$2.8 billion
November 2025	1,612,991	$175.92	1,588,344	$2.5 billion
December 2025	4,663,575	$167.86	4,659,105	$1.7 billion
Total	6,350,131	$169.94	6,247,449	$1.7 billion
________________________
(a)The shares reported in this column include 102,682 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 22, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, and we completed all authorized share purchases under that program during the fourth quarter of 2025. On October 29, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the September 2024 Program). This authorization was granted on September 19, 2024. As of December 31, 2025, we had $1.7 billion remaining available for purchase under the September 2024 Program. On February 25, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2024 Program.

The performance graph below is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, respectively.
This performance graph and the related textual information are based on historical data and are not indicative of future performance. The following line graph compares the cumulative total return4 on an investment in our common stock against the cumulative total return of the S&P 500 Composite Index and an index of peers (that we selected) for the five-year period commencing December 31, 2020 and ending December 31, 2025. Our selected peer group comprises the following eleven members: ConocoPhillips; CVR Energy, Inc.; Delek US Holdings, Inc.; the Energy Select Sector SPDR Fund; EOG Resources, Inc.; HF Sinclair Corporation; LyondellBasell Industries N.V.; Marathon Petroleum Corporation; Occidental Petroleum Corporation; PBF Energy Inc.; and Phillips 66. The Energy Select Sector SPDR Fund (XLE) serves as a proxy for stock price performance of the energy sector and includes energy companies with which we compete for capital. We believe that our peer group represents a group of companies for making head-to-head performance comparisons in a competitive operating environment that is primarily characterized by U.S.-based companies that have business models predominantly consisting of downstream refining operations, together with similarly sized energy companies that share operating similarities to us, and that are in adjacent segments of the oil and gas industry.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN4
Among Valero, the S&P 500 Index, and Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Valero
S&P 500 Index
Peer Group

	As of December 31,
	2020	2021	2022	2023	2024	2025
Valero common stock	$100.00	$140.33	$245.61	$260.04	$252.46	$346.01
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	153.44	256.82	278.17	253.25	251.49
4 Assumes that an investment in Valero common stock, the S&P 500 index, and our peer group was $100 on December 31, 2020. Cumulative total return is based on share price appreciation plus reinvestment of dividends from December 31, 2020 through December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is management’s perspective of our current financial condition and results of operations, and should be read in conjunction with “ITEM 1A. RISK FACTORS” and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this report. This discussion and analysis includes the years ended December 31, 2025 and 2024 and comparison between such years. The discussion for the year ended December 31, 2023 and comparison between the years ended December 31, 2024 and 2023 have been omitted from this annual report on Form 10-K for the year ended December 31, 2025, as such information can be found in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in our annual report on Form 10-K for the year ended December 31, 2024, which was filed on February 26, 2025.

CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including without limitation our disclosures below under “OVERVIEW AND OUTLOOK,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “scheduled,” “estimate,” “project,” “projection,” “predict,” “budget,” “forecast,” “goal,” “guidance,” “target,” “could,” “would,” “should,” “may,” “strive,” “seek,” “pursue,” “potential,” “opportunity,” “aimed,” “considering,” “continue,” “evaluate,” and similar expressions.

These forward-looking statements include, among other things, statements regarding:

•the effect, impact, potential duration or timing, or other implications of global geopolitical and other conflicts and tensions, and government and other responses thereto;
•future Refining segment margins, including gasoline and distillate margins, and differentials;
•future Renewable Diesel segment margins;
•future Ethanol segment margins;
•expectations regarding feedstock costs, including crude oil differentials, product prices for each of our segments, transportation costs, and operating expenses (including natural gas, electricity, and water availability and prices);
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
•expectations regarding environmental, tax, and other regulatory matters, including the matters discussed in Notes 2 and 15 of Notes to Consolidated Financial Statements and under “ITEM 3. LEGAL PROCEEDINGS,” the anticipated amounts and timing of payment with respect to our deferred tax liabilities, unrecognized tax benefits, matters impacting our ability to repatriate cash held by our foreign subsidiaries, and the anticipated or potential effects thereof on our business, financial condition, results of operations, and liquidity;
•the effect of general economic and other conditions, including inflation and economic activity levels, on refining, renewable diesel, SAF, and ethanol industry fundamentals, as well as our capital allocation;
•expectations regarding our risk management activities, including the anticipated effects of our hedge transactions;
•expectations regarding our counterparties and VIEs, including our ability to pass on increased compliance costs and timely collect receivables, and the credit risk within our accounts receivable or accounts payable;
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel regulations, policies, and standards issued by governments across the world to address GHG emissions and the percentage of low-carbon fuels in the transportation fuel mix, including, but not limited to, the Renewable and Low-Carbon Fuel Programs, blending and tax credits, efficiency standards, or other benefits or incentives that impact the demand for low-carbon fuels; and
•expectations regarding our low-carbon fuels strategy, publicly disclosed GHG emissions reductions/displacements target, and our current, former, and any future low-carbon projects.

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
•the levels of government subsidies for, and executive orders, mandates, or other policies with respect to, alternative fuels, alternative-fuel vehicles, and other low-carbon technologies or initiatives, including those related to carbon sequestration, carbon capture and storage, and low-carbon fuels, or affecting the price of natural gas, electricity, and/or water;
•the volatility in the market price of compliance credits (primarily RINs needed to comply with the RFS) under the Renewable and Low-Carbon Fuel Programs;
•delay of, cancellation of, or failure to implement planned capital or other strategic projects and realize the various assumptions and benefits projected for such projects or cost overruns in executing such planned projects;

•natural disasters/acts of nature and severe weather events, such as earthquakes, storms, hurricanes, droughts, floods, wildfires, and other similar events, which can unforeseeably affect the price or availability of electricity, natural gas, crude oil, waste and renewable feedstocks, corn, and other feedstocks, critical supplies, refined petroleum products, renewable diesel, SAF, ethanol, and corn-related co-products;
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
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including tariffs, duties, and other trade restrictions, de-globalized supply chains or the diversification of historic trade patterns, expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs and their effects on trading relationships, transportation delays, import and export controls, labor unrest, security issues involving key personnel, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, government shutdowns, and other actions, policies, and initiatives by federal, state, local, and other jurisdictions applicable to us;
•changes in the credit ratings assigned to our debt securities and trade credit;
•the operating, financing, and distribution decisions of our joint ventures, other joint venture members, and other consolidated VIEs that we do not control;
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
NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under U.S. generally accepted accounting principles (GAAP). These non-GAAP financial measures include Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining segment adjusted operating expenses (excluding depreciation and amortization expense); and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between years, to help assess our cash flows, and because we believe they provide useful information as discussed further below. Refer to the tables in note (f), beginning on page 53, for the reconciliations of Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); and adjusted Refining operating expenses (excluding depreciation and amortization expense) to their most directly comparable GAAP financial measures. Also in note (f), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 61 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure, and also on page 61, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the year ended December 31, 2025 were supported by strong worldwide demand for petroleum-based transportation fuels, while worldwide supply of those products remained constrained. However, our results were also impacted by the asset impairment loss of $1.1 billion ($877 million after taxes) associated with our operations in California, as described in Note 2 of Notes to Consolidated Financial Statements.

Our results, particularly for our Renewable Diesel segment, were also negatively impacted by trade and other policy changes during 2025. For instance, the U.S. federal government implemented new or revised tariffs, duties, and other actions with respect to U.S. and foreign trade, manufacturing, and investment that impacted our business operations during 2025. Although energy commodities, including crude oil and refined petroleum products, are generally exempt from the recently effective U.S. tariffs, our Renewable Diesel segment was subject to new tariffs on renewable feedstocks imported into the U.S. These tariffs have at times made the use of certain feedstocks, particularly foreign-sourced feedstocks, economically impractical and resulted in reduced margins. We have taken actions to mitigate the impact of tariffs and duties on our business, including utilizing established free-trade zones, adjusting our feedstock slates, and optimizing our supply chain. Also, a significant portion of the new tariffs and existing duties we incurred are eligible for recovery through duty drawback claims, and we have implemented processes that allow us to file such claims in an efficient and timely manner.

In addition, effective January 1, 2025, the blender’s tax credit, which offered a tax incentive of $1.00 per gallon to blenders of certain renewable fuels, was replaced by the clean fuel production credit. The clean fuel production credit is a tax credit available for qualifying sales of certain low-carbon transportation fuels produced in the U.S. and the value of the credit is dependent on the CI of the fuel, among other factors. The transition to the clean fuel production credit has resulted in fewer volumes being eligible for a tax credit as well as lower credit values for fuels that were previously incentivized under the blender’s tax credit, which had a negative impact on our Renewable Diesel segment margins.

For a discussion on the risks and uncertainties with respect to trade and other policy matters discussed above, see “ITEM 1A. RISK FACTORS—BUSINESS, INDUSTRY, AND OPERATIONS RISKS—The availability and prices of our feedstocks and other critical supplies expose us to risks.”

For the year ended December 31, 2025, we reported $2.3 billion of net income attributable to Valero stockholders driven by strong demand for our products and continued strength in refining margins. Our operating results for 2025, including operating results by segment, are described in the summary on the following page, and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 46.

Our operations generated $5.8 billion of cash in 2025. Also, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030 during 2025, as described in Note 9 of Notes to Consolidated Financial Statements. The cash generated by our operations, along with the net proceeds from our debt issuance, was used to make $1.9 billion of capital investments in our business, return $4.0 billion to our stockholders through purchases of common stock for treasury and dividend payments, and repay $440 million of our public debt that matured in 2025. As a result of this and other activity during the year, our cash, cash equivalents, and restricted cash increased by $36 million to $4.9 billion as of December 31, 2025. We had $9.8 billion in liquidity as of December 31, 2025. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 57.

Results for the Year Ended December 31, 2025
For 2025, we reported net income attributable to Valero stockholders of $2.3 billion compared to $2.8 billion for 2024. The decrease of $422 million was primarily due to decreases in operating income of $574 million and “other income, net” of $119 million, partially offset by a decrease in net income attributable to noncontrolling interests of $338 million. The details of our operating income (loss) and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (f) beginning on page 53.

	Year Ended December 31,
	2025	2024	Change
Refining segment:
Operating income	$4,040	$3,971	$69
Adjusted operating income	5,273	3,988	1,285
Renewable Diesel segment:
Operating income (loss)	(156)	507	(663)
Ethanol segment:
Operating income	374	288	86
Adjusted operating income	374	315	59
Total company:
Operating income	3,181	3,755	(574)
Adjusted operating income	4,414	3,799	615

While our operating income decreased by $574 million in 2025 compared to 2024, adjusted operating income increased by $615 million primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $1.3 billion primarily due to higher gasoline, distillate (primarily diesel), and other product margins and an increase in throughput volumes, partially offset by a decline in crude oil and other feedstock differentials and increases in adjusted operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense.

•Renewable Diesel segment. Renewable Diesel segment operating income decreased by $663 million primarily due to higher feedstock costs and a decline in the value of low-carbon fuel tax incentives, partially offset by higher product prices (primarily renewable diesel) and a decrease in operating expenses (excluding depreciation and amortization expense).
•Ethanol segment. Ethanol segment adjusted operating income increased by $59 million primarily due to higher ethanol prices and an increase in production volumes, partially offset by higher corn prices and an increase in operating expenses (excluding depreciation and amortization expense).

Outlook
Many uncertainties remain with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic activity and its resulting impact on product supply and demand, including the effects of tariffs thereon, we have noted several factors below that have impacted or may impact our results of operations during the first quarter of 2026.

•Global demand for gasoline, diesel, and jet fuel continues to rise, with growth in demand for jet fuel outpacing growth of other primary petroleum-based transportation fuels. In addition, colder temperatures across the North Atlantic and moderation in biofuel consumption growth are expected to support petroleum-based diesel demand.

•Expected reductions in refining capacity in the U.S. and Europe, unplanned outages at Russian refineries due to the Russia-Ukraine conflict, and a prolonged ramp-up of new capacity in emerging markets continue to support utilization of remaining global refining capacity.

•Crude oil differentials are expected to widen as a result of an increase in sour crude oil production from OPEC+ suppliers and recent developments involving the Venezuelan government and associated sanctions. However, potential sanction adjustments related to Iran and Russia, ongoing uncertainty in Venezuela, and the continued Russia-Ukraine conflict could result in increased volatility in the crude oil market and potentially impact crude oil differentials.

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

Financial Highlights by Segment and Total Company
(millions of dollars)

	Year Ended December 31, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$116,158	$2,508	$4,021	$—	$122,687
Intersegment revenues	8	2,089	956	(3,053)	—
Total revenues	116,166	4,597	4,977	(3,053)	122,687
Cost of sales:
Cost of materials and other (a)	96,080	4,178	3,913	(3,075)	101,096
Taxes other than income taxes (b)	6,720	—	—	—	6,720
Operating expenses (excluding depreciation and amortization expense reflected below) (c)	5,426	308	611	(1)	6,344
Depreciation and amortization expense	2,754	267	79	(5)	3,095
Total cost of sales	110,980	4,753	4,603	(3,081)	117,255
Asset impairment loss (d)	1,131	—	—	—	1,131
Other operating expenses	15	—	—	—	15
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	1,042	1,042
Depreciation and amortization expense	—	—	—	63	63
Operating income (loss) by segment	$4,040	$(156)	$374	$(1,077)	3,181
Other income, net					380
Interest and debt expense, net of capitalized interest					(556)
Income before income tax expense					3,005
Income tax expense					759
Net income					2,246
Less: Net loss attributable to noncontrolling interests					(102)
Net income attributable to Valero Energy Corporation stockholders					$2,348

Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Year Ended December 31, 2024
	Refining	Renewable Diesel	Ethanol	Corporate and Eliminations	Total
Revenues:
Revenues from external customers	$123,853	$2,410	$3,618	$—	$129,881
Intersegment revenues	10	2,656	868	(3,534)	—
Total revenues	123,863	5,066	4,486	(3,534)	129,881
Cost of sales:
Cost of materials and other	106,638	3,944	3,558	(3,524)	110,616
Taxes other than income taxes (b)	5,900	—	—	—	5,900
Operating expenses (excluding depreciation and amortization expense reflected below)	4,946	350	536	(1)	5,831
Depreciation and amortization expense	2,391	265	77	(4)	2,729
Total cost of sales	119,875	4,559	4,171	(3,529)	125,076
Other operating expenses	17	—	27	—	44
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	961	961
Depreciation and amortization expense	—	—	—	45	45
Operating income by segment	$3,971	$507	$288	$(1,011)	3,755
Other income, net					499
Interest and debt expense, net of capitalized interest					(556)
Income before income tax expense					3,698
Income tax expense (e)					692
Net income					3,006
Less: Net income attributable to noncontrolling interests					236
Net income attributable to Valero Energy Corporation stockholders					$2,770

Average Market Reference Prices and Differentials

	Year Ended December 31,
	2025	2024
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$68.18	$79.79
Brent less West Texas Intermediate (WTI) crude oil	3.29	3.95
Brent less WTI Houston crude oil	2.29	2.48
Brent less Dated Brent crude oil	(0.82)	(0.91)
Brent less Argus Sour Crude Index crude oil	3.24	4.33
Brent less Maya crude oil	8.46	11.43
Brent less Western Canadian Select Houston crude oil	7.21	10.36
WTI crude oil	64.90	75.84

Natural gas (dollars per million British thermal units)	3.04	1.88

RVO (dollars per barrel) (g)	5.85	3.75

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	6.11	6.06
Ultra-low-sulfur (ULS) diesel less Brent	19.10	15.76
Polymer Grade Propylene less Brent (not RVO adjusted)	(6.45)	4.70
U.S. Mid-Continent:
CBOB gasoline less WTI	10.70	10.48
ULS diesel less WTI	22.70	17.87
North Atlantic:
CBOB gasoline less Brent	10.93	11.08
ULS diesel less Brent	23.32	18.32
U.S. West Coast:
CARBOB 87 gasoline less Brent	26.38	21.58
CARB diesel less Brent	25.17	18.89

Average Market Reference Prices and Differentials (continued)

	Year Ended December 31,
	2025	2024
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.31	$2.44
Biodiesel RIN (dollars per RIN)	1.01	0.59
California LCFS (dollars per metric ton)	56.36	60.19
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.56	0.43
USGC DCO (dollars per pound)	0.58	0.48
USGC fancy bleachable tallow (dollars per pound)	0.55	0.44

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.40	4.24
New York Harbor ethanol (dollars per gallon)	1.87	1.79

2025 Compared to 2024
Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2025	2024	Change
Revenues	$122,687	$129,881	$(7,194)
Cost of sales (see notes (a) and (c))	117,255	125,076	(7,821)
Asset impairment loss (see note (d))	1,131	—	1,131
Operating income	3,181	3,755	(574)
Adjusted operating income (see note (f))	4,414	3,799	615
Other income, net	380	499	(119)
Net income (loss) attributable to noncontrolling interests	(102)	236	(338)

Revenues decreased by $7.2 billion in 2025 compared to 2024 primarily due to decreases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This decrease in revenues, along with the effect of an asset impairment loss of $1.1 billion in 2025 (see note (d)), was partially offset by a decrease in cost of sales of $7.8 billion primarily due to decreases in crude oil and other feedstock costs.

Operating income decreased by $574 million in 2025; however, adjusted operating income, which excludes the adjustments in the table in note (f), increased by $615 million, from $3.8 billion in 2024 to $4.4 billion in 2025. The components of this $615 million increase in adjusted operating income are discussed by segment in the segment analyses that follow.

“Other income, net” decreased by $119 million in 2025 compared to 2024 primarily due to lower interest income on cash driven by a decrease in interest rates in 2025.

Net income attributable to noncontrolling interests decreased by $338 million in 2025 compared to 2024 primarily due to lower earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 12 of Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis beginning on page 51.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2025	2024	Change
Operating income	$4,040	$3,971	$69
Adjusted operating income (see note (f))	5,273	3,988	1,285

Refining margin (see note (f))	13,403	11,325	2,078
Operating expenses (excluding depreciation and amortization expense reflected below)	5,426	4,946	480
Adjusted operating expenses (excluding depreciation and amortization expense reflected below) (see note (f))	5,376	4,946	430
Depreciation and amortization expense	2,754	2,391	363
Asset impairment loss (see note (d))	1,131	—	1,131

Throughput volumes (thousand BPD) (see note (h))	2,988	2,912	76

Refining segment operating income increased by $69 million in 2025 compared to 2024; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (f), increased by $1.3 billion in 2025 compared to 2024. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $2.1 billion in 2025 compared to 2024.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 48 reflects market reference prices and differentials that we believe impacted our Refining segment margin in 2025 compared to 2024.
The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $1.8 billion.

◦An increase in margins for products other than gasoline and distillates had a favorable impact of approximately $940 million.

◦An increase in gasoline margins had a favorable impact of approximately $650 million.

◦An increase in throughput volumes of 76,000 barrels per day had a favorable impact of approximately $340 million.

◦A decline in crude oil differentials had an unfavorable impact of approximately $1.1 billion.

◦A decline in differentials for other feedstocks had an unfavorable impact of approximately $600 million.

•Refining segment adjusted operating expenses (excluding depreciation and amortization expense), which excludes the adjustment in the table in note (f), increased by $430 million primarily due to increases in energy costs of $197 million, certain employee compensation expenses of $84 million, and maintenance expenses of $69 million.

•Refining segment depreciation and amortization expense increased by $363 million primarily due to incremental depreciation expense of approximately $300 million related to our plan to idle the processing units and cease refining operations at our Benicia Refinery by the end of April 2026, as described in Note 2 of Notes to Consolidated Financial Statements.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2025	2024	Change
Operating income (loss)	$(156)	$507	$(663)

Renewable Diesel margin (see note (f))	419	1,122	(703)
Operating expenses (excluding depreciation and amortization expense reflected below)	308	350	(42)
Depreciation and amortization expense	267	265	2

Sales volumes (thousand gallons per day) (see note (h))	2,748	3,530	(782)

Renewable Diesel segment operating income decreased by $663 million in 2025 compared to 2024. The components of this decrease, along with the reasons for the changes in those components, are outlined below.

•Renewable Diesel segment margin decreased by $703 million in 2025 compared to 2024.

Renewable Diesel segment margin is primarily affected by the price for the low-carbon fuels that we sell, the value of the related low-carbon fuel tax credits, and the cost of the feedstocks that we process. The table on page 49 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in 2025 compared to 2024.

The decrease in Renewable Diesel segment margin was primarily due to the following:

◦An increase in the cost of the feedstocks processed during the period had an unfavorable impact of approximately $940 million. During 2025, we became subject to newly imposed tariffs on certain foreign-sourced renewable feedstocks, resulting in higher costs for those feedstocks. Furthermore, these tariffs resulted in increased demand for qualifying domestic feedstocks and, consequently, higher market prices for domestic-sourced feedstocks. See “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” beginning on page 43 for additional discussion.

◦A decline in the value of tax incentives for low-carbon fuels had an unfavorable impact of approximately $675 million. Effective January 1, 2025, the blender’s tax credit was replaced by the clean fuel production credit. This transition resulted in a reduction in the volumes of fuel eligible for a tax credit, as well as lower credit values for certain fuels that were previously incentivized under the blender’s tax credit regime. See “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” beginning on page 43 for additional discussion.

◦An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $880 million.

•Renewable Diesel segment operating expenses (excluding depreciation and amortization expense) decreased by $42 million primarily due to decreases in outside services of $22 million and chemicals and catalysts costs of $19 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for 2025 and 2024. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Year Ended December 31,
	2025	2024	Change
Operating income	$374	$288	$86
Adjusted operating income (see note (f))	374	315	59

Ethanol margin (see note (f))	1,064	928	136
Operating expenses (excluding depreciation and amortization expense reflected below)	611	536	75
Depreciation and amortization expense	79	77	2

Production volumes (thousand gallons per day) (see note (h))	4,611	4,538	73
Ethanol segment operating income increased by $86 million in 2025 compared to 2024; however, Ethanol segment adjusted operating income, which excludes the adjustment in the table in note (f), increased by $59 million in 2025 compared to 2024. The components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Ethanol segment margin increased by $136 million in 2025 compared to 2024.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell and the cost of corn that we process. The table on page 49 reflects market reference prices that we believe impacted our Ethanol segment margin in 2025 compared to 2024.

The increase in Ethanol segment margin was primarily due to the following:

◦An increase in ethanol prices had a favorable impact of approximately $150 million.

◦An increase in production volumes of 73,000 gallons per day had a favorable impact of approximately $30 million.
◦An increase in corn prices had an unfavorable impact of approximately $50 million.

•Ethanol segment operating expenses (excluding depreciation and amortization expense) increased by $75 million primarily due to increases in energy costs of $55 million and certain employee compensation expenses of $12 million.

________________________
The following notes relate to references on pages 46 through 52.

(a)Cost of materials and other for the year ended December 31, 2025 includes a charge of $37 million related to the liquidation of certain LIFO inventory layers attributable to our Refining segment. Inventory levels for our West Coast refining operations decreased during the year ended December 31, 2025 in connection with our plan to idle the processing units and cease refining operations at the Benicia Refinery by the end of April 2026.

(b)Taxes other than income taxes includes excise taxes on sales by certain of our foreign operations.

(c)Operating expenses (excluding depreciation and amortization expense) for the year ended December 31, 2025 includes employee retention and separation costs of $50 million related to the Benicia Refinery. In connection with our plan to idle the processing units and cease refining operations at the Benicia Refinery, we implemented a transition plan for eligible employees, which includes retention incentive payments and separation benefits.

(d)In March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to idle the processing units and cease refining operations by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we evaluated the assets of the Benicia and Wilmington refineries for impairment as of March 31, 2025 and concluded that the carrying values of these assets were not recoverable. Therefore, we reduced the carrying values of the Benicia and Wilmington refineries to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion in the year ended December 31, 2025.

(e)In December 2024, the Internal Revenue Service (IRS) approved our application for registration as a producer of second-generation biofuels with respect to the cellulosic ethanol produced at our ethanol plants. As a result, we recognized a current income tax benefit of $79 million in December 2024 for the tax credit attributable to volumes of cellulosic ethanol produced and sold by us in the U.S. from 2020 through 2024.
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

Non-GAAP financial measures are as follows (in millions):

•Refining margin is defined as Refining segment operating income excluding the LIFO liquidation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2025	2024
Reconciliation of Refining operating income to Refining margin
Refining operating income	$4,040	$3,971
Adjustments:
LIFO liquidation adjustment (see note (a))	37	—
Operating expenses (excluding depreciation and amortization expense) (see note (c))	5,426	4,946
Depreciation and amortization expense	2,754	2,391
Asset impairment loss (see note (d))	1,131	—
Other operating expenses	15	17
Refining margin	$13,403	$11,325

•Renewable Diesel margin is defined as Renewable Diesel segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Year Ended December 31,
	2025	2024
Reconciliation of Renewable Diesel operating income (loss) to Renewable Diesel margin
Renewable Diesel operating income (loss)	$(156)	$507
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	308	350
Depreciation and amortization expense	267	265
Renewable Diesel margin	$419	$1,122

•Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2025	2024
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$374	$288
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	611	536
Depreciation and amortization expense	79	77
Other operating expenses	—	27
Ethanol margin	$1,064	$928

•Adjusted Refining operating income is defined as Refining segment operating income excluding the LIFO liquidation adjustment, employee retention and separation costs, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2025	2024
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$4,040	$3,971
Adjustments:
LIFO liquidation adjustment (see note (a))	37	—
Employee retention and separation costs (see note (c))	50	—
Asset impairment loss (see note (d))	1,131	—
Other operating expenses	15	17
Adjusted Refining operating income	$5,273	$3,988

•Adjusted Ethanol operating income is defined as Ethanol segment operating income excluding other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2025	2024
Reconciliation of Ethanol operating income to adjusted Ethanol operating income
Ethanol operating income	$374	$288
Adjustment: Other operating expenses	—	27
Adjusted Ethanol operating income	$374	$315

•Adjusted operating income is defined as total company operating income excluding the LIFO liquidation adjustment, employee retention and separation costs, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Year Ended December 31,
	2025	2024
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$3,181	$3,755
Adjustments:
LIFO liquidation adjustment (see note (a))	37	—
Employee retention and separation costs (see note (c))	50	—
Asset impairment loss (see note (d))	1,131	—
Other operating expenses	15	44
Adjusted operating income	$4,414	$3,799
•Adjusted Refining operating expenses (excluding depreciation and amortization expense) is defined as Refining segment operating expenses (excluding depreciation and amortization expense) excluding employee retention and separation costs, as reflected in the table below.

	Year Ended December 31,
	2025	2024
Reconciliation of Refining operating expenses (excluding depreciation and amortization expense) to adjusted Refining operating expenses (excluding depreciation and amortization expense)
Operating expenses (excluding depreciation and amortization expense)	$5,426	$4,946
Adjustment: Employee retention and separation costs (see note (c))	(50)	—
Adjusted Refining operating expenses (excluding depreciation and amortization expense)	$5,376	$4,946

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

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of December 31, 2025 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	4,460
Total liquidity	$9,758
_______________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $228 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 9 of Notes to Consolidated Financial Statements.

Our debt and financing agreements do not have rating agency triggers that would automatically require us to post additional collateral. However, in the event of certain downgrades of our senior unsecured debt by the ratings agencies, the cost of borrowings under some of our bank credit facilities and other arrangements may increase. As of December 31, 2025, all of our ratings on our senior unsecured debt, including debt guaranteed by us, were at or above investment grade level as follows:

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Year Ended December 31,
	2025	2024
Cash flows provided by (used in):
Operating activities	$5,826	$6,683
Investing activities	(1,845)	(1,981)
Financing activities:
Debt issuance and borrowings	7,574	7,137
Repayments of debt and finance lease obligations	(7,668)	(7,785)
Return to stockholders:
Purchases of common stock for treasury	(2,598)	(2,875)
Common stock dividend payments	(1,405)	(1,384)
Return to stockholders	(4,003)	(4,259)
Other financing activities	(85)	(142)
Financing activities	(4,182)	(5,049)
Effect of foreign exchange rate changes on cash	237	(248)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$36	$(595)

Cash Flows for the Year Ended December 31, 2025
In 2025, we used the $5.8 billion of cash generated by our operations and the $7.6 billion from our debt issuance and borrowings to make $1.8 billion of investments in our business, repay $7.7 billion of debt and finance lease obligations, return $4.0 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $36 million. The debt issuance, borrowings, and repayments are described in Note 9 of Notes to Consolidated Financial Statements.

As previously noted, our operations generated $5.8 billion of cash in 2025, resulting from net income of $2.2 billion and noncash charges of $3.8 billion, partially offset by a negative change in working capital of $192 million. Noncash charges primarily included a $1.1 billion asset impairment loss associated with our operations in California, as described in Note 2 of Notes to Consolidated Financial Statements, and $3.2 billion of depreciation and amortization expense, partially offset by a $197 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 18 of Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.8 billion primarily consisted of $1.9 billion in capital investments, as defined on the following page under “Capital Investments,” of which $170 million related to capital investments made by DGD.

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

As previously noted, our operations generated $6.7 billion of cash in 2024, driven by net income of $3.0 billion, noncash charges of $2.9 billion, and a positive change in working capital of $795 million. Noncash charges primarily included $2.8 billion of depreciation and amortization expense. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 18 of Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $2.0 billion primarily consisted of $2.1 billion in capital investments, of which $321 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of December 31, 2025 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments consist of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows as shown on page 78. Capital investments exclude acquisitions, if any.

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

•Growth capital investments, including low-carbon growth capital investments that support the development and growth of our low-carbon fuels businesses, are generally associated with projects for the construction of new property assets that are expected to enhance our profitability and cash-generating capabilities, including investments in nonconsolidated joint ventures.

We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. Our capital investment program aims to manage our capital investments on average over a multi-year period given the year-to-year variability with respect to timing, costs, and other aspects of capital projects, particularly growth capital projects. Capital projects may be accelerated, deferred, or canceled based on costs, market and economic conditions, regulatory approvals, project execution, competing uses of capital, and other variables, and capital investments and costs may particularly increase or decrease at the beginning and ending of a project. The variability in our year-to-year growth capital investments primarily reflects shifts in expected timing and costs of capital projects rather than a change in our capital allocation strategy. See also “ITEM 1A. RISK FACTORS—BUSINESS, INDUSTRY, AND OPERATIONS RISKS—Our pursuit of capital and other strategic projects and actions exposes us to various risks” regarding other considerations with respect to our capital investments.

The following table reflects our expected capital investments for the year ending December 31, 2026 by nature of the project and segment, along with historical amounts for the years ended December 31, 2025 and 2024 (in millions). The following table also reflects capital investments attributable to Valero, which is a non-GAAP measure that we define and reconcile to capital investments below under “Capital Investments Attributable to Valero.”

	Year Ending December 31, 2026 (a)	Year Ended December 31,
		2025	2024
Capital investments by nature of the project (b):
Sustaining capital investments	$1,425	$1,685	$1,682
Growth capital investments	300	203	375
Total capital investments	$1,725	$1,888	$2,057
Capital investments by segment:
Refining	$1,545	$1,609	$1,635
Renewable Diesel	50	170	321
Ethanol	100	39	34
Corporate	30	70	67
Total capital investments	1,725	1,888	2,057
Adjustments:
Renewable Diesel capital investments attributable to the other joint venture member in DGD	(25)	(85)	(161)
Capital expenditures of other VIEs	—	(6)	(8)
Capital investments attributable to Valero	$1,700	$1,797	$1,888
________________________
(a)All expected amounts for the year ending December 31, 2026 exclude capital expenditures that the consolidated VIEs (other than DGD) may incur because we do not operate those VIEs.
(b)Capital investments attributable to Valero by nature of the project are as follows (in millions):

	Year Ending December 31, 2026	Year Ended December 31,
		2025	2024
Sustaining capital investments	$1,400	$1,607	$1,634
Growth capital investments	300	190	254
Capital investments attributable to Valero	$1,700	$1,797	$1,888

We have a publicly disclosed GHG emissions reductions/displacements target and our capital investments in future years are expected to include investments associated with certain low-carbon projects currently at various stages of progress, evaluation, or approval in line therewith. Certain low-carbon projects and the associated capital investments are also included in our expected capital investments for 2026.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$719	$649
Capital expenditures of VIEs:
DGD	71	250
Other VIEs	6	8
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	990	1,079
Deferred turnaround and catalyst cost expenditures of DGD	99	71
Investments in nonconsolidated joint ventures	3	—
Capital investments	1,888	2,057
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(85)	(161)
Capital expenditures of other VIEs	(6)	(8)
Capital investments attributable to Valero	$1,797	$1,888

Contractual Obligations
Below is a summary of our contractual obligations (in millions) as of December 31, 2025 that are expected to be paid within the next year and thereafter. These obligations are reflected in our balance sheets, except (i) the interest payments related to debt obligations, operating lease liabilities, and finance lease obligations and (ii) purchase obligations.

	Payments Due by Period
	Short-Term	Long-Term	Total
Debt obligations (a)	$695	$7,636	$8,331
Interest payments related to debt obligations (b)	421	4,003	4,424
Operating lease liabilities (c)	457	889	1,346
Finance lease obligations (c)	361	3,036	3,397
Other long-term liabilities (d)	—	1,793	1,793
Purchase obligations (e)	13,904	3,349	17,253
________________________
(a)Debt obligations and a maturity analysis of our debt are described in Note 9 of Notes to Consolidated Financial Statements. Debt obligations exclude amounts related to net unamortized debt issuance costs and other.
(b)Interest payments related to debt obligations are the expected payments based on information available as of December 31, 2025.
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

In 2025, we issued $650 million of public debt and used a portion of the net proceeds to repay $440 million of our public debt that matured in 2025, as described in Note 9 of Notes to Consolidated Financial Statements.

The amount outstanding associated with the IEnova Revolver, as defined and described in Note 9 of Notes to Consolidated Financial Statements, is reflected in current portion of debt and finance lease obligations in our balance sheet as of December 31, 2025, and also included in the table above in debt obligations – short-term. The IEnova Revolver is subject to repayment on demand; however, we do not expect the lender to demand repayment during the next 12 months. Thus, the final cash flows for this instrument cannot be predicted with certainty at this time.

We have not entered into any transactions, agreements, or other contractual arrangements that would result in off-balance sheet liabilities.

Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the year ended December 31, 2025, we purchased for treasury 16,659,800 of our shares for a total cost of $2.6 billion. See Note 11 of Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of December 31, 2025, we had $1.7 billion remaining available for purchase under the September 2024 Program. On February 25, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2024 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
During 2026, we plan to contribute approximately $70 million and $20 million to our pension plans and other postretirement benefit plans, respectively. See Note 13 of Notes to Consolidated Financial Statements for a discussion of our employee benefit plans.

Tax Matters
The OBBB
On July 4, 2025, the OBBB was enacted, which resulted in a broad range of changes to the Code, as more fully described in Note 15 of Notes to Consolidated Financial Statements. These changes and other provisions of this legislation did not have a material effect on our financial condition, results of operations, and liquidity in 2025. However, certain provisions of this legislation become effective over time and may require further clarification through regulations and other guidance issued by the U.S. Department of the Treasury and the IRS. We will continue to evaluate the effects of the OBBB on our financial condition, results of operations, and liquidity in the future.

Pillar Two
The Organisation for Economic Co-operation and Development (OECD) has introduced a framework that provides for a 15 percent global minimum effective tax rate for large multinational corporations on the income arising in each jurisdiction where they operate, known as Pillar Two. While all OECD countries and jurisdictions have agreed to Pillar Two, the related rules are being implemented on a country-by-country basis. Certain countries in which we operate, such as Canada, the U.K., and Ireland, have enacted tax legislation to implement Pillar Two with effective dates beginning in 2024, and we are subject to the tax laws of those countries. The Pillar Two rules did not have a material effect on our financial condition, results of operations, or liquidity in 2025. On January 5, 2026, the OECD released an administrative guidance package, including a “Side-by-Side System” designed to prevent other jurisdictions from imposing tax on U.S. profits of U.S. companies. We will continue to monitor U.S. and international legislative developments to assess the potential impacts of these rules. We currently do not expect that compliance with these rules will have a material effect on our financial condition, results of operations, or liquidity in the future.

Cash Held by Our Foreign Subsidiaries
As of December 31, 2025, $4.1 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.

Asset Retirement Obligations
See Notes 2 and 8 of Notes to Consolidated Financial Statements for information regarding our expected asset retirement obligations.

Environmental Matters
Our operations are subject to extensive environmental regulations by government authorities relating to, among other matters, the release or discharge of materials into the environment, climate, waste management, pollution prevention measures, GHG and other emissions, our facilities and operations, and characteristics and composition of many of our products. Because environmental laws and regulations have become more complex and stringent and new or revised environmental laws and regulations are continuously being enacted or proposed, the level of future costs and expenditures required for environmental matters could increase. See Note 1 of Notes to Consolidated Financial Statements regarding our accounting for our environmental liabilities under “Environmental Matters” and see Note 8 of Notes to Consolidated Financial Statements for disclosure of these liabilities. See also “ITEMS 1. and 2. BUSINESS AND PROPERTIES—GOVERNMENT REGULATIONS” and the items incorporated by reference therein.

Concentration of Customers
Our operations have a concentration of customers in the refining industry and customers who are refined petroleum product wholesalers and retailers. These concentrations of customers may impact our overall exposure to credit risk, either positively or negatively, in that these customers may be similarly affected by changes in economic or other conditions, including the uncertainties concerning worldwide events causing volatility in the global crude oil markets. However, we believe that our portfolio of accounts receivable is sufficiently diversified to the extent necessary to minimize potential credit risk. Historically, we have not had any significant problems collecting our accounts receivable. See also “ITEM 1A. RISK FACTORS—LEGAL, GOVERNMENT, AND REGULATORY RISKS—We are subject to risks arising from legal, regulatory, and political developments regarding climate- and environmental-related matters, or that are adverse to or restrict refining and marketing operations.”

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions, which we believe to be reasonable, that affect the amounts reported in our financial statements and accompanying notes. However, actual results could differ from those estimates and assumptions. The following summary provides further information about our critical accounting policies that involve critical accounting estimates, and should be read in conjunction with Note 1 of Notes to Consolidated Financial Statements, which summarizes our significant accounting policies. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.

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

Fair Value Measurements
Fair value represents the amount that we expect to receive or pay in an orderly transaction with a market participant at the measurement date. There are three generally accepted valuation approaches for measuring the fair value of assets and liabilities: the market approach, the income approach, and the cost approach. We primarily use the market approach for fair value measurements, which is based on observable information available as of the measurement date, such as quoted prices and other relevant market data for identical or comparable assets or liabilities. The income approach estimates fair value by discounting expected future amounts into a single present value that reflects current market expectations. Fair value under the cost approach reflects the amount that would currently be required to replace the service capacity of the asset and is often referred to as current replacement cost. Regardless of the valuation approach or combination thereof utilized, fair value estimates require us to apply considerable judgment in selecting inputs, which may be observable or unobservable, and significant assumptions based on historical and industry trends and other market conditions.

As discussed in Note 2 of Notes to Consolidated Financial Statements, we concluded that the carrying values of the Benicia and Wilmington refineries were impaired as of March 31, 2025, and as a result, reduced the carrying values of these assets to their estimated fair values. These nonrecurring fair value measurements were determined using a market approach based on the best information available. See Note 19 of Notes to Consolidated Financial Statements for further details on our fair value measurements.

Impairment of Long-Lived Assets
Long-lived assets (primarily property, plant, and equipment) are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on the most appropriate valuation approach or combination thereof.

In order to test for recoverability, we must make estimates of projected cash flows related to the asset being evaluated. Such estimates include, but are not limited to, assumptions about future sales volumes, commodity prices, operating costs, margins, the use or disposition of the asset, the asset’s estimated remaining useful life, and future expenditures necessary to maintain the asset’s existing service potential in light of existing and expected regulations. Due to the significant subjectivity of the assumptions used to test for recoverability, changes in market and economic conditions could result in significant impairment charges in the future, thus affecting our earnings.

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

Details of the asset impairment loss and associated expected asset retirement obligations recognized during the year ended December 31, 2025 related to our Benicia and Wilmington refineries are included in Notes 2 and 8 of Notes to Consolidated Financial Statements.
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

As of December 31, 2025 and 2024, the amount of gain or loss that would have resulted from a 10 percent increase or decrease in the underlying price for all of our commodity derivative instruments entered into for purposes other than trading with which we have market risk was not material. See Note 20 of Notes to Consolidated Financial Statements for notional volumes associated with these derivative contracts as of December 31, 2025.

COMPLIANCE PROGRAM PRICE RISK

We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. As of December 31, 2025 and 2024, the amount of gain or loss in the fair value of derivative instruments that would have resulted from a 10 percent increase or decrease in the underlying price of the contracts was not material. See Note 20 of Notes to Consolidated Financial Statements for a discussion about these blending programs.

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

	December 31, 2025 (a)
	Expected Maturity Dates
	2026	2027	2028	2029	2030	There- after	Total	Fair Value
Fixed rate	$672	$564	$1,047	$439	$850	$4,736	$8,308	$8,167
Average interest rate	4.2%	2.2%	4.4%	4.0%	6.0%	5.5%	5.0%
Floating rate	$23	$—	$—	$—	$—	$—	$23	$23
Average interest rate	7.8%	—%	—%	—%	—%	—%	7.8%

	December 31, 2024 (a)
	Expected Maturity Dates
	2025	2026	2027	2028	2029	There- after	Total	Fair Value
Fixed rate	$441	$672	$564	$1,047	$439	$4,935	$8,098	$7,718
Average interest rate	3.2%	4.2%	2.2%	4.4%	4.0%	5.6%	4.9%
Floating rate	$58	$—	$—	$—	$—	$—	$58	$58
Average interest rate	8.4%	—%	—%	—%	—%	—%	8.4%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

FOREIGN CURRENCY RISK

We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of those operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. As of December 31, 2025 and 2024, the fair value of our foreign currency contracts was not material.

See Note 20 of Notes to Consolidated Financial Statements for a discussion about our foreign currency risk management activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) for Valero Energy Corporation. Our management evaluated the effectiveness of Valero’s internal control over financial reporting as of December 31, 2025. In its evaluation, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which begins on page 72 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Valero Energy Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over quantities of inventories
As discussed in Note 4 to the consolidated financial statements, the Company held $7.6 billion of inventories as of December 31, 2025. The Company’s inventories are held across its refineries, renewable diesel plants, ethanol plants, and third-party locations.

We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of inventories at the multi-locations as a critical audit matter. Evaluating the sufficiency of audit evidence over quantities of inventories at the multi-locations required challenging auditor judgment to determine the nature and extent of procedures to be performed. This included determining the number of locations and which locations to visit.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over quantities of inventories at the multi-locations by evaluating:
•homogeneity of the locations
•historical locations visited and results of prior physical counts
•inventory dollars by location.
We evaluated the design and tested the operating effectiveness of certain internal controls related to the quantities of inventories held at multi-locations. This included certain controls related to the Company's inventory count process and reconciliations of inventories at the multi-locations. We assessed the recorded quantities of inventories by counting inventory quantities on a selection basis through location visits during the year and comparing counted quantities to the Company’s inventory records. We also obtained external confirmation of inventory quantities held at certain third-party locations. We evaluated the overall sufficiency of audit evidence obtained over the quantities of inventories at multi-locations by assessing the results of procedures performed including the appropriateness of the nature and extent of audit evidence.
Fair value of certain long-lived assets
As discussed in Note 1 to the consolidated financial statements, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not deemed recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not deemed recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value. As discussed in Note 2, as of March 31, 2025, the Company updated their evaluation of potential impairment and concluded that the carrying values of the Benicia and Wilmington refineries were not recoverable. As a result, the Company reduced the carrying values of these assets to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion. As discussed in Note 19, the fair values of the refineries were determined using a market approach based on a comparison of recent property sales and other relevant real estate and market data.

We identified the evaluation of fair value of the Benicia and Wilmington refineries as a critical audit matter. Subjective and challenging auditor judgment was required to assess certain key assumptions used to value the Benicia and Wilmington refineries as changes in these key assumptions could have a significant impact on the fair values. Key assumptions included identification of comparable transactions and adjustments to the comparable market data based on the specific characteristics of the Benicia and Wilmington refineries. Additionally, the evaluation of the key assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment assessment process for long-lived assets. This included controls related to the selection and application of the key assumptions used to estimate the fair value of the Benicia and Wilmington refineries. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the reasonableness of the fair values associated with the Benicia and Wilmington refineries by:
•developing independent fair value ranges for the Benicia and Wilmington refineries using the market approach and independently identified comparable market transactions and relevant market data
•comparing the independent fair value estimate ranges to the Company’s fair value estimates for the Benicia and Wilmington refineries that were ultimately used to identify and record impairment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

San Antonio, Texas
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Valero Energy Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Valero Energy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Antonio, Texas
February 25, 2026

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,688	$4,657
Receivables, net	9,877	10,708
Inventories	7,591	7,761
Prepaid expenses and other	1,054	611
Total current assets	23,210	23,737
Property, plant, and equipment, at cost	50,091	52,368
Accumulated depreciation	(22,474)	(23,054)
Property, plant, and equipment, net	27,617	29,314
Deferred charges and other assets, net	7,161	7,092
Total assets	$57,988	$60,143
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$949	$743
Accounts payable	10,139	12,092
Accrued expenses	1,403	1,130
Taxes other than income taxes payable	1,550	1,360
Income taxes payable	68	170
Total current liabilities	14,109	15,495
Debt and finance lease obligations, less current portion	9,670	9,720
Deferred income tax liabilities	5,146	5,267
Other long-term liabilities	2,458	2,140
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	6,981	6,939
Treasury stock, at cost; 374,561,457 and 358,637,890 common shares	(30,753)	(28,178)
Retained earnings	47,959	47,016
Accumulated other comprehensive loss	(469)	(1,272)
Total Valero Energy Corporation stockholders’ equity	23,725	24,512
Noncontrolling interests	2,880	3,009
Total equity	26,605	27,521
Total liabilities and equity	$57,988	$60,143

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues (a)	$122,687	$129,881	$144,766
Cost of sales:
Cost of materials and other	101,096	110,616	117,367
Taxes other than income taxes	6,720	5,900	5,720
Operating expenses (excluding depreciation and amortization expense reflected below)	6,344	5,831	6,089
Depreciation and amortization expense	3,095	2,729	2,658
Total cost of sales	117,255	125,076	131,834
Asset impairment loss	1,131	—	—
Other operating expenses	15	44	33
General and administrative expenses (excluding depreciation and amortization expense reflected below)	1,042	961	998
Depreciation and amortization expense	63	45	43
Operating income	3,181	3,755	11,858
Other income, net	380	499	502
Interest and debt expense, net of capitalized interest	(556)	(556)	(592)
Income before income tax expense	3,005	3,698	11,768
Income tax expense	759	692	2,619
Net income	2,246	3,006	9,149
Less: Net income (loss) attributable to noncontrolling interests	(102)	236	314
Net income attributable to Valero Energy Corporation stockholders	$2,348	$2,770	$8,835

Earnings per common share	$7.57	$8.58	$24.93
Weighted-average common shares outstanding (in millions)	309	322	353

Earnings per common share – assuming dilution	$7.57	$8.58	$24.92
Weighted-average common shares outstanding – assuming dilution (in millions)	309	322	353
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$6,748	$5,907	$5,765

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)

	Year Ended December 31,
	2025	2024	2023
Net income	$2,246	$3,006	$9,149
Other comprehensive income (loss):
Foreign currency translation adjustment	659	(546)	433
Net gain on pension and other postretirement benefits	170	207	30
Net gain (loss) on cash flow hedges	24	(87)	90
Other comprehensive income (loss) before income tax expense	853	(426)	553
Income tax expense related to items of other comprehensive income (loss)	36	21	18
Other comprehensive income (loss)	817	(447)	535
Comprehensive income	3,063	2,559	9,684
Less: Comprehensive income (loss) attributable to noncontrolling interests	(88)	191	360
Comprehensive income attributable to Valero Energy Corporation stockholders	$3,151	$2,368	$9,324

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2022	$7	$6,863	$(20,197)	$38,247	$(1,359)	$23,561	$1,907	$25,468
Net income	—	—	—	8,835	—	8,835	314	9,149
Dividends on common stock ($4.08 per share)	—	—	—	(1,452)	—	(1,452)	—	(1,452)
Stock-based compensation expense	—	94	—	—	—	94	—	94
Transactions in connection with stock-based compensation plans	—	(56)	63	—	—	7	—	7
Purchases of common stock for treasury	—	—	(5,188)	—	—	(5,188)	—	(5,188)
Contributions from noncontrolling interests	—	—	—	—	—	—	75	75
Distributions to noncontrolling interests	—	—	—	—	—	—	(164)	(164)
Other comprehensive income	—	—	—	—	489	489	46	535
Balance as of December 31, 2023	7	6,901	(25,322)	45,630	(870)	26,346	2,178	28,524
Net income	—	—	—	2,770	—	2,770	236	3,006
Dividends on common stock ($4.28 per share)	—	—	—	(1,384)	—	(1,384)	—	(1,384)
Stock-based compensation expense	—	89	—	—	—	89	—	89
Transactions in connection with stock-based compensation plans	—	(51)	52	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,908)	—	—	(2,908)	—	(2,908)
Contributions from noncontrolling interests	—	—	—	—	—	—	90	90
Distributions to noncontrolling interests	—	—	—	—	—	—	(182)	(182)
Conversion of IEnova Revolver debt to equity (see Notes 9 and 12)	—	—	—	—	—	—	732	732
Other comprehensive loss	—	—	—	—	(402)	(402)	(45)	(447)
Balance as of December 31, 2024	7	6,939	(28,178)	47,016	(1,272)	24,512	3,009	27,521
Net income (loss)	—	—	—	2,348	—	2,348	(102)	2,246
Dividends on common stock ($4.52 per share)	—	—	—	(1,405)	—	(1,405)	—	(1,405)
Stock-based compensation expense	—	100	—	—	—	100	—	100
Transactions in connection with stock-based compensation plans	—	(58)	59	—	—	1	—	1
Purchases of common stock for treasury	—	—	(2,634)	—	—	(2,634)	—	(2,634)
Contributions from noncontrolling interests	—	—	—	—	—	—	328	328
Distributions to noncontrolling interests	—	—	—	—	—	—	(369)	(369)
Other comprehensive income	—	—	—	—	803	803	14	817
Balance as of December 31, 2025	$7	$6,981	$(30,753)	$47,959	$(469)	$23,725	$2,880	$26,605

See Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$2,246	$3,006	$9,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,158	2,774	2,701
Gain on early retirement of debt, net	—	—	(11)
Asset impairment loss	1,131	—	—
Deferred income tax expense (benefit)	(197)	(87)	103
Changes in operating assets and liabilities:
Current assets and current liabilities (see Note 18)	(192)	795	(2,326)
Deferred charges and other assets	(171)	(579)	(210)
Long-term liabilities	(136)	296	(127)
Other operating activities, net	(13)	478	(50)
Net cash provided by operating activities	5,826	6,683	9,229
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(719)	(649)	(665)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(71)	(250)	(235)
Other VIEs	(6)	(8)	(11)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(990)	(1,079)	(946)
Deferred turnaround and catalyst cost expenditures of DGD	(99)	(71)	(59)
Purchases of available-for-sale (AFS) debt securities	(27)	(29)	(276)
Proceeds from sales and maturities of AFS debt securities	30	81	314
Investments in nonconsolidated joint ventures	(3)	—	—
Other investing activities, net	40	24	13
Net cash used in investing activities	(1,845)	(1,981)	(1,865)
Cash flows from financing activities:
Proceeds from debt issuance and borrowings (excluding VIEs)	6,899	6,700	1,750
Proceeds from debt borrowings of VIEs:
DGD	675	410	550
Other VIEs	—	27	120
Repayments of debt and finance lease obligations (excluding VIEs)	(6,931)	(7,086)	(2,125)
Repayments of debt and finance lease obligations of VIEs:
DGD	(702)	(686)	(480)
Other VIEs	(35)	(13)	(77)
Premiums paid on early retirement of debt	—	—	(5)
Purchases of common stock for treasury	(2,598)	(2,875)	(5,136)
Payment of excise tax on purchases of common stock for treasury	(28)	(49)	—
Common stock dividend payments	(1,405)	(1,384)	(1,452)
Contributions from noncontrolling interests	328	90	75
Distributions to noncontrolling interests	(369)	(182)	(164)
Other financing activities, net	(16)	(1)	3
Net cash used in financing activities	(4,182)	(5,049)	(6,941)
Effect of foreign exchange rate changes on cash	237	(248)	139
Net increase (decrease) in cash, cash equivalents, and restricted cash	36	(595)	562
Cash, cash equivalents, and restricted cash at beginning of year (a)	4,829	5,424	4,862
Cash, cash equivalents, and restricted cash at end of year (a)	$4,865	$4,829	$5,424
____________________________________
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

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2025 presentation. The changes were due to the separate presentation of (i) taxes other than income taxes, which were previously included in cost of materials and other in our statements of income and (ii) changes in deferred charges and other assets and changes in long-term liabilities, which were previously included in “changes in deferred charges and credits and other operating activities, net” in our statements of cash flows.

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

Investments in Debt Securities
Investments in debt securities that have stated maturities of three months or less from the date of acquisition are classified as cash equivalents, and those with stated maturities of greater than three months but less than one year are classified as short-term investments, which are reflected in prepaid expenses and other in our balance sheets. Our investments in debt securities are classified as AFS and are subsequently measured and carried at fair value in our balance sheets with changes in fair value reported in other comprehensive income (loss) until realized. The cost of a security sold is determined using the first-in, first-out method.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

•surplus assets in our funded pension plans, which represent the fair value of our plan assets that exceed our current projected benefit obligation;

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Impairment of Assets
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not deemed recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If a long-lived asset is not deemed recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on the most appropriate valuation approach or combination thereof. See Note 2 for information regarding the asset impairment loss recognized during the year ended December 31, 2025 associated with our operations in California.
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

Asset Retirement Obligations
We record a liability, which is referred to as an asset retirement obligation, at fair value for the estimated cost to retire a tangible long-lived asset at the time we incur that liability, which is generally when the asset is purchased, constructed, or leased. We record the liability when we have a legal obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, we record the liability when sufficient information is available to estimate the liability’s fair value. See Notes 2 and 8 for information regarding the expected asset retirement obligations that we recognized in connection with our plan to idle the processing units and cease refining operations at our Benicia Refinery.

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

Cost Classifications
Cost of materials and other primarily includes the cost of materials that are a component of our products sold. These costs include (i) the direct cost of materials (such as crude oil and other refinery feedstocks, refined petroleum products and blendstocks, renewable diesel feedstocks and products, and ethanol feedstocks and products) that are a component of our products sold; (ii) costs related to the delivery (such as shipping and handling costs) of products sold; (iii) costs related to our obligations to comply with the Renewable and Low-Carbon Fuel Programs defined below under “Costs of Renewable and Low-Carbon Fuel Programs”; (iv) U.S. federal tax incentives related to low-carbon fuels; and (v) gains and losses on our commodity derivative instruments.

Taxes other than income taxes includes excise taxes on sales by certain of our foreign operations.

Operating expenses (excluding depreciation and amortization expense) includes costs to operate our refineries (and associated logistics assets), renewable diesel plants, and ethanol plants. These costs primarily include employee-related expenses, energy and utility costs, catalysts and chemical costs, and repair and maintenance expenses.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Clean Fuel Production Credit
Effective January 1, 2025, Section 45Z of the U.S. Internal Revenue Code of 1986, as amended (the Code), provides a federal income tax credit to producers for qualifying sales of clean transportation fuels produced domestically and sold to unrelated parties. The credit amount is based on an emissions factor that reflects the relative carbon intensity of the fuel. DGD is eligible to claim the clean fuel production credit for the sale of qualifying renewable diesel, renewable naphtha, and neat sustainable aviation fuel (SAF)5 produced at its plants.

The clean fuel production credits, which are nonrefundable, transferable tax credits, are recognized when it is reasonably assured that DGD has complied with the applicable conditions and expects to receive the credits. DGD’s joint venture members may elect to either (i) receive the tax credits attributable to their ownership interest to claim on their U.S. federal income tax return or (ii) have DGD sell the tax credits to third parties and receive cash distributions from the proceeds of those sales. We have elected to receive our share of the tax credits and record them as a reduction of income taxes payable, and the other joint venture member has elected to have DGD sell its share of the tax credits and receive cash proceeds from those sales. Clean fuel production credits that have not been sold on behalf of the other joint venture member as of the balance sheet date are reflected in prepaid expenses and other. Clean fuel production credits that are expected to be sold are recorded at fair value based on the expected sales price. See Note 19 for disclosure of our fair value measurements.

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

___________________________________________________________________
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

We have elected to treat the global intangible low-taxed income tax as a period expense.

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

Derivatives and Hedging
All derivative instruments, not designated as normal purchases or sales, are recognized in our balance sheets as either assets or liabilities measured at their fair values with changes in fair value recognized currently in income or in other comprehensive income (loss) as appropriate. The cash flow effects of all of our derivative instruments are reflected in operating activities in our statements of cash flows.

Accounting Pronouncement Recently Adopted
ASU 2023-09
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve annual income tax disclosures by requiring further disaggregation of information in the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of annual income tax disclosures. We adopted this

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ASU effective January 1, 2025 on a retrospective basis and it did not affect our financial position or our results of operations, but did result in additional annual disclosures.

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
2.    IMPAIRMENT AND OTHER MATTERS

In recent years, the State of California adopted legislation that has subjected our refining and marketing operations to potential increased operational restrictions and new reporting requirements. The considerable uncertainty and potential adverse effects on our operations and financial performance resulted in the evaluation of strategic alternatives for our operations in California.

In March 2025, we approved a plan with respect to the operations at our Benicia Refinery and currently intend to idle the processing units and cease refining operations by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we updated our evaluation of potential impairment and concluded that the carrying values of our Benicia and Wilmington refineries were not recoverable as of March 31, 2025. Therefore, we reduced the carrying values of these assets to their estimated fair values of $722 million and $847 million, respectively, and recognized a combined asset impairment loss of $1.1 billion in our Refining segment in March 2025. See Note 19 for disclosure related to the method used to determine the fair values.

Included in the recoverability assessments discussed above was the recognition of expected asset retirement obligations of $337 million, which primarily reflects the fair value of estimated costs for certain legal obligations to decommission the assets based on a range of potential settlement dates as of March 31, 2025.

In connection with our plan to idle the processing units and cease refining operations at our Benicia Refinery, we shortened the estimated useful life of the refinery assets, and as a result, will depreciate the revised carrying value of the net property, plant, and equipment and other noncurrent assets to the estimated salvage value of $107 million through April 2026. Accordingly, we recorded incremental depreciation of approximately $300 million in depreciation and amortization expense during the year ended December 31, 2025.

In anticipation of a phased plan to idle processing units beginning in February 2026, we reduced certain inventory levels during the fourth quarter of 2025. This reduction resulted in the liquidation of LIFO inventory layers with historical costs higher than current costs. As a result, cost of materials and other increased by $37 million for the year ended December 31, 2025.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We also implemented a transition plan for the affected employees of the Benicia Refinery, which includes retention incentive payments and separation benefits. As a result, we recognized a liability of $50 million for these one-time costs, which we expect to distribute to eligible employees by the end of the second quarter of 2026. These costs are included in operating expenses (excluding depreciation and amortization expense) for the year ended December 31, 2025 and are attributable to our Refining segment.

We continue to evaluate strategic alternatives for our remaining operations in California.

3.    RECEIVABLES

Receivables consisted of the following (in millions):

	December 31,
	2025	2024
Receivables from contracts with customers	$6,233	$5,812
Receivables from certain purchase and sale arrangements	2,993	3,939
Receivables before allowance for credit losses	9,226	9,751
Allowance for credit losses	(19)	(20)
Receivables after allowance for credit losses	9,207	9,731
Income taxes receivable	236	272
Other receivables	434	705
Receivables, net	$9,877	$10,708
4.    INVENTORIES

Inventories consisted of the following (in millions):

	December 31,
	2025	2024
Refinery feedstocks	$1,880	$2,167
Refined petroleum products and blendstocks	4,182	4,016
Renewable diesel feedstocks and products	809	872
Ethanol feedstocks and products	314	342
Materials and supplies	406	364
Inventories	$7,591	$7,761

During the year ended December 31, 2025, we liquidated certain LIFO inventory layers that were established in prior years at costs higher than current costs, resulting in an increase in cost of materials and other. As discussed in Note 2, LIFO inventory levels related to our California operations decreased during 2025 in anticipation of our phased plan to idle the processing units and cease refining operations at the Benicia Refinery by the end of April 2026. This liquidation increased cost of materials and other by $37 million.

As of December 31, 2025 and 2024, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $2.6 billion and $4.0 billion, respectively. Our non-LIFO inventories

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
accounted for $1.2 billion and $1.3 billion of our total inventories as of December 31, 2025 and 2024, respectively.
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lease Costs and Other Supplemental Information
Our total lease cost comprises costs that are included in our statements of income, as well as costs capitalized as part of an item of property, plant, and equipment or inventory. Total lease cost was as follows (in millions):

	Pipelines, Terminals, and Tanks	Transportation		Other	Total
		Marine	Rail
Year ended December 31, 2025
Finance lease cost:
Amortization of ROU assets	$303	$—	$3	$31	$337
Interest on lease liabilities	103	—	1	8	112
Operating lease cost	186	200	89	42	517
Variable lease cost	102	29	1	9	141
Short-term lease cost	16	291	3	121	431
Sublease income	—	(23)	—	(2)	(25)
Total lease cost	$710	$497	$97	$209	$1,513

Year ended December 31, 2024
Finance lease cost:
Amortization of ROU assets	$247	$—	$3	$33	$283
Interest on lease liabilities	107	—	—	9	116
Operating lease cost	167	210	89	42	508
Variable lease cost	114	36	—	10	160
Short-term lease cost	27	196	3	134	360
Sublease income	—	(33)	—	(2)	(35)
Total lease cost	$662	$409	$95	$226	$1,392

Year ended December 31, 2023
Finance lease cost:
Amortization of ROU assets	$213	$—	$3	$30	$246
Interest on lease liabilities	101	—	1	5	107
Operating lease cost	166	127	80	45	418
Variable lease cost	114	61	—	8	183
Short-term lease cost	18	125	2	112	257
Sublease income	—	(29)	—	(2)	(31)
Total lease cost	$612	$284	$86	$198	$1,180

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents additional information related to our operating and finance leases (in millions, except for lease terms and discount rates):

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Supplemental balance sheet information
ROU assets, net reflected in the following balance sheet line items:
Property, plant, and equipment, net	$—	$2,078	$—	$2,218
Deferred charges and other assets, net	1,072	—	1,098	—
Total ROU assets, net	$1,072	$2,078	$1,098	$2,218

Current lease liabilities reflected in the following balance sheet line items:
Current portion of debt and finance lease obligations	$—	$254	$—	$244
Accrued expenses	419	—	378	—
Noncurrent lease liabilities reflected in the following balance sheet line items:
Debt and finance lease obligations, less current portion	—	2,104	—	2,134
Other long-term liabilities	665	—	699	—
Total lease liabilities	$1,084	$2,358	$1,077	$2,378

Other supplemental information
Weighted-average remaining lease term	5.8 years	13.2 years	6.2 years	13.2 years
Weighted-average discount rate	5.8%	5.1%	5.9%	4.9%

Supplemental cash flow information related to our operating and finance leases is presented in Note 18.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturity Analyses
As of December 31, 2025, the remaining minimum lease payments due under our long-term leases were as follows (in millions):

	Operating Leases	Finance Leases
2026	$457	$361
2027	260	312
2028	166	310
2029	100	280
2030	53	257
Thereafter	310	1,877
Total undiscounted lease payments	1,346	3,397
Less: Amount associated with discounting	262	1,039
Total lease liabilities	$1,084	$2,358

6.    PROPERTY, PLANT, AND EQUIPMENT

Summary by Major Class
Major classes of property, plant, and equipment, including assets held under finance leases, consisted of the following (in millions):

	December 31,
	2025	2024
Land	$509	$500
Crude oil processing facilities	31,542	34,089
Transportation and terminaling facilities	6,201	6,013
Waste and renewable feedstocks processing facilities	3,660	3,616
Corn processing facilities	1,075	1,058
Administrative buildings	1,082	1,147
Finance lease ROU assets (see Note 5)	3,397	3,348
Other	2,008	1,993
Construction in progress	617	604
Property, plant, and equipment, at cost	50,091	52,368
Accumulated depreciation	(22,474)	(23,054)
Property, plant, and equipment, net	$27,617	$29,314
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $2.3 billion, $1.9 billion, and $1.9 billion, respectively. In connection with our plan to idle the processing units and cease refining operations at our Benicia Refinery, we recorded incremental depreciation expense of approximately $300 million in depreciation and amortization expense during the year ended December 31, 2025. See Note 2 for information regarding the asset impairment loss recognized during the year ended December 31, 2025 associated with our operations in California.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    DEFERRED CHARGES AND OTHER ASSETS

“Deferred charges and other assets, net” consisted of the following (in millions):

	December 31,
	2025	2024
Deferred turnaround and catalyst costs, net	$2,751	$2,689
Operating lease ROU assets, net (see Note 5)	1,072	1,098
Investments in nonconsolidated joint ventures	684	695
Surplus assets in funded pension plans (see Note 13)	948	724
Purchased compliance credits	—	488
Goodwill	260	260
Intangible assets, net	123	151
Income taxes receivable	347	317
Other	976	670
Deferred charges and other assets, net	$7,161	$7,092
Amortization expense for deferred turnaround and catalyst costs and intangible assets was $876 million, $852 million, and $821 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The entire balance of goodwill is related to our Refining segment. See Note 17 for information on our reportable segments.

8.    ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses and other long-term liabilities consisted of the following (in millions):

	Accrued Expenses		Other Long-Term Liabilities
	December 31,		December 31,
	2025	2024	2025	2024
Operating lease liabilities (see Note 5)	$419	$378	$665	$699
Liability for unrecognized tax benefits	—	—	441	429
Defined benefit plan liabilities (see Note 13)	49	73	423	423
Environmental liabilities	32	45	243	261
Wage and other employee-related liabilities	469	307	104	102
Accrued interest expense	76	68	—	—
Contract liabilities from contracts with customers (see Note 17)	60	82	—	—
Blending program obligations (see Note 19)	187	78	—	—
Asset retirement obligations (see Note 2)	—	2	382	36
Other accrued liabilities	111	97	200	190
Accrued expenses and other long-term liabilities	$1,403	$1,130	$2,458	$2,140

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asset Retirement Obligations
We have obligations with respect to certain of our assets at our refineries and plants to clean and/or dispose of various component parts of the assets at the time they are retired. However, these component parts can be used for extended and indeterminate periods of time as long as they are properly maintained and/or upgraded. It is our practice and current intent to maintain all our assets and continue making improvements to those assets based on technological advances. As a result, we believe that assets at our refineries and plants have indeterminate lives for purposes of estimating asset retirement obligations because dates or ranges of dates upon which we would retire such assets cannot reasonably be estimated at this time. We will recognize a liability at such time when sufficient information exists to estimate a date or range of potential settlement dates that is needed to employ a present value technique to estimate fair value. There are no assets that are legally restricted for purposes of settling our asset retirement obligations. See Note 2 for additional information regarding the additions to our asset retirement obligations during the year ended December 31, 2025.

Changes in our asset retirement obligations were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance as of beginning of year	$38	$37	$7
Additions to accrual	337	—	1
Revisions in estimated cash flows	—	2	28
Accretion expense	15	2	2
Settlements	(8)	(3)	(1)
Balance as of end of year	$382	$38	$37

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    DEBT AND FINANCE LEASE OBLIGATIONS

Debt, at stated values, and finance lease obligations consisted of the following (in millions):

	Final Maturity	December 31,
		2025	2024
Credit facilities:
Valero Revolver	2030	$—	$—
Accounts Receivable Sales Facility	2026	—	—
DGD Revolver	2026	—	—
DGD Loan Agreement	2026	—	—
IEnova Revolver	2028	23	58
Public debt:
Valero Senior Notes
2.850%	2025	—	251
3.65%	2025	—	189
3.400%	2026	426	426
2.150%	2027	564	564
4.350%	2028	591	591
4.000%	2029	439	439
5.150%	2030	650	—
8.75%	2030	200	200
2.800%	2031	462	462
7.5%	2032	729	729
6.625%	2037	1,380	1,380
6.75%	2037	24	24
10.500%	2039	113	113
4.90%	2045	621	621
3.650%	2051	829	829
4.000%	2052	508	508
7.45%	2097	70	70
Valero Energy Partners LP (VLP) Senior Notes
4.375%	2026	146	146
4.500%	2028	456	456
Debenture, 7.65%	2026	100	100
Net unamortized debt issuance costs and other		(70)	(71)
Total debt		8,261	8,085
Finance lease obligations (see Note 5)		2,358	2,378
Total debt and finance lease obligations		10,619	10,463
Less: Current portion		949	743
Debt and finance lease obligations, less current portion		$9,670	$9,720

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
Valero Revolver
In October 2025, we amended our revolving credit facility (the Valero Revolver), which has a borrowing capacity of $4 billion, to extend the maturity date from November 2027 to October 2030 and to modify the reference interest rate from the Adjusted Term SOFR, a secured overnight financing rate (SOFR), to the Term SOFR. We have the option to increase the aggregate commitments under the Valero Revolver to $5.5 billion, subject to certain conditions. The Valero Revolver also provides for the issuance of letters of credit of up to $2.4 billion.

Effective October 2025, outstanding borrowings under the Valero Revolver bear interest, at our option, at either (i) the Term SOFR or (ii) the Alternate Base Rate (each of these rates is defined in the Valero Revolver), plus the applicable margins. The Valero Revolver also requires payments for customary fees, including facility fees, letter of credit participation fees, and administrative agent fees. The interest rate and facility fees under the Valero Revolver are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt.

Accounts Receivable Sales Facility
We have an accounts receivable sales facility with a group of third-party entities and financial institutions to sell up to $1.3 billion of eligible trade receivables on a revolving basis. In July 2025, we extended the maturity date of this facility to July 2026. Under this program, one of our marketing subsidiaries (Valero Marketing) sells eligible receivables, without recourse, to another of our subsidiaries (Valero Capital), whereupon the receivables are no longer owned by Valero Marketing. Valero Capital, in turn, sells an undivided percentage ownership interest in the eligible receivables, without recourse, to the third-party entities and financial institutions. To the extent that Valero Capital retains an ownership interest in the receivables it has purchased from Valero Marketing, such interest is included in our financial statements solely as a result of the consolidation of the financial statements of Valero Capital with those of Valero Energy Corporation; the receivables are not available to satisfy the claims of the creditors of Valero Marketing or Valero Energy Corporation.

As of December 31, 2025 and 2024, $2.7 billion and $2.5 billion, respectively, of our accounts receivable composed the designated pool of accounts receivable included in the program. All amounts outstanding under the accounts receivable sales facility are reflected as debt in our balance sheets and proceeds and repayments are reflected as cash flows from financing activities. Outstanding borrowings under the facility bear interest, at either (i) an adjusted daily simple SOFR or (ii) an alternate base rate as allowed under the terms of this facility, plus applicable margins. The interest rates under the program are subject to adjustment based upon the credit ratings assigned to our senior unsecured debt. The program also requires payments for customary fees, including facility fees.

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

IEnova Revolver
Central Mexico Terminals, as described in Note 12, has a combined $1 billion unsecured revolving credit facility (IEnova Revolver) with IEnova (defined in Note 12), that matures in February 2028. IEnova may terminate this revolver at any time and demand repayment of all outstanding amounts; therefore, all outstanding borrowings are reflected in current portion of debt. The IEnova Revolver is only available to fund the operations of Central Mexico Terminals, and the creditors of Central Mexico Terminals do not have recourse against us.

During the year ended December 31, 2024, IEnova converted $732 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals, which resulted in an increase in the noncontrolling interest related to IEnova.

Outstanding borrowings under the IEnova Revolver bear interest at a term SOFR for the applicable interest period in effect from time to time plus the applicable margin. The interest rate under this revolver is subject to adjustment, with agreement by both parties, based upon changes in market conditions. As of December 31, 2025 and 2024, the variable interest rate was 7.835 percent and 8.443 percent, respectively.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			December 31, 2025
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability

Committed facilities:
Valero Revolver	$4,000	October 2030	$—	$2	$3,998
Accounts receivable sales facility	1,300	July 2026	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver	400	June 2026	—	29	371
DGD Loan Agreement (c)	100	June 2026	—	n/a	100
IEnova Revolver	1,000	February 2028	23	n/a	977
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	7	n/a
Uncommitted facility of VIE (b):
DGD letter of credit facility	n/a	n/a	n/a	66	n/a
________________________
(a)Letters of credit issued as of December 31, 2025 expire at various times in 2026 through 2027.
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

Activity under our credit facilities was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Borrowings:
Accounts receivable sales facility	$6,250	$6,700	$1,750
DGD Revolver	650	310	550
DGD Loan Agreement	25	100	—
IEnova Revolver	—	27	120
Repayments:
Accounts receivable sales facility	(6,250)	(6,700)	(1,750)
DGD Revolver	(650)	(560)	(400)
DGD Loan Agreement	(25)	(100)	(25)
IEnova Revolver	(35)	—	(71)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In March 2024, we repaid the $167 million outstanding principal balance of our 1.200 percent Senior Notes that matured on March 15, 2024.
In February 2023, we used cash on hand to purchase and retire a portion of the following notes (in millions):

Debt Purchased and Retired	Principal Amount
6.625% Senior Notes due 2037	$62
3.650% Senior Notes due 2051	26
4.000% Senior Notes due 2052	45
Various other Valero and VLP Senior Notes	66
Total	$199

Other Disclosures
“Interest and debt expense, net of capitalized interest” was comprised as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest and debt expense	$576	$580	$611
Less: Capitalized interest	20	24	19
Interest and debt expense, net of capitalized interest	$556	$556	$592
Our credit facilities and other debt arrangements contain various customary restrictive covenants, including cross-default and cross-acceleration clauses.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principal maturities for our debt obligations as of December 31, 2025 were as follows (in millions):

2026 (a)	$695
2027	564
2028	1,047
2029	439
2030	850
Thereafter	4,736
Net unamortized debt issuance costs and other	(70)
Total debt	$8,261
________________________
(a)Maturities for 2026 include the IEnova Revolver.
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.    EQUITY

Share Activity
Activity in the number of shares of common stock and treasury stock was as follows (in millions):

	Common Stock	Treasury Stock
Balance as of December 31, 2022	673	(301)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(40)
Balance as of December 31, 2023	673	(340)
Purchases of common stock for treasury	—	(19)
Balance as of December 31, 2024	673	(359)
Transactions in connection with stock-based compensation plans	—	1
Purchases of common stock for treasury	—	(17)
Balance as of December 31, 2025	673	(375)
Preferred Stock
We have 20 million shares of preferred stock authorized with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2025 or 2024.

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans.
Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Completion of Authorized Share Purchases	Remaining Available for Purchase as of December 31, 2025
October 2022 Program	October 26, 2022	$2,500	Second quarter of 2023	$—
February 2023 Program	February 23, 2023	2,500	Fourth quarter of 2023	—
September 2023 Program	September 15, 2023	2,500	Third quarter of 2024	—
February 2024 Program	February 22, 2024	2,500	Fourth quarter of 2025	—
September 2024 Program	September 19, 2024	2,500	n/a	1,739
On February 25, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2024 Program.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Dividends
On January 22, 2026, our Board declared a quarterly cash dividend of $1.20 per common share payable on March 9, 2026 to holders of record at the close of business on February 5, 2026.
Income Tax Effects Related to Components of Other Comprehensive Income (Loss)
The tax effects allocated to each component of other comprehensive income (loss) were as follows (in millions):

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2025
Foreign currency translation adjustment	$659	$(4)	$663
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	170	39	131
Prior service cost	(4)	(1)	(3)
Miscellaneous gain	—	(1)	1
Amounts reclassified into income related to:
Net actuarial gain	(16)	(4)	(12)
Prior service cost	6	1	5
Settlement loss	6	2	4
Effect of exchange rates	8	2	6
Net gain on pension and other postretirement benefits	170	38	132
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	3	—	3
Net loss reclassified into income	21	2	19
Net gain on cash flow hedges	24	2	22
Other comprehensive income	$853	$36	$817

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Before-Tax Amount	Tax Expense (Benefit)	Net Amount
Year ended December 31, 2024
Foreign currency translation adjustment	$(546)	$(16)	$(530)
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	224	51	173
Miscellaneous loss	—	1	(1)
Amounts reclassified into income related to:
Net actuarial gain	(9)	(2)	(7)
Prior service credit	(10)	(3)	(7)
Settlement loss	5	1	4
Effect of exchange rates	(3)	(1)	(2)
Net gain on pension and other postretirement benefits	207	47	160
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	30	3	27
Net gain reclassified into income	(117)	(13)	(104)
Net loss on cash flow hedges	(87)	(10)	(77)
Other comprehensive loss	$(426)	$21	$(447)

Year ended December 31, 2023
Foreign currency translation adjustment	$433	$—	$433
Pension and other postretirement benefits:
Gain (loss) arising during the year related to:
Net actuarial gain	77	18	59
Prior service cost	(19)	(4)	(15)
Miscellaneous loss	—	2	(2)
Amounts reclassified into income related to:
Net actuarial gain	(12)	(3)	(9)
Prior service credit	(22)	(5)	(17)
Settlement loss	2	—	2
Effect of exchange rates	4	1	3
Net gain on pension and other postretirement benefits	30	9	21
Derivative instruments designated and qualifying as cash flow hedges:
Net gain arising during the year	82	8	74
Net loss reclassified into income	8	1	7
Net gain on cash flow hedges	90	9	81
Other comprehensive income	$553	$18	$535

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2022	$(1,168)	$(183)	$(8)	$(1,359)
Other comprehensive income before reclassifications	433	42	32	507
Amounts reclassified from accumulated other comprehensive loss	—	(24)	3	(21)
Effect of exchange rates	—	3	—	3
Other comprehensive income	433	21	35	489
Balance as of December 31, 2023	(735)	(162)	27	(870)
Other comprehensive income (loss) before reclassifications	(529)	172	12	(345)
Amounts reclassified from accumulated other comprehensive loss	—	(10)	(45)	(55)
Effect of exchange rates	—	(2)	—	(2)
Other comprehensive income (loss)	(529)	160	(33)	(402)
Balance as of December 31, 2024	(1,264)	(2)	(6)	(1,272)
Other comprehensive income before reclassifications	662	129	1	792
Amounts reclassified from accumulated other comprehensive loss	—	(3)	8	5
Effect of exchange rates	—	6	—	6
Other comprehensive income	662	132	9	803
Balance as of December 31, 2025	$(602)	$130	$3	$(469)

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gains (losses) reclassified out of accumulated other comprehensive loss and into net income were as follows (in millions):

Details about Accumulated Other Comprehensive Loss Components				Affected Line Item in the Statements of Income
	Year Ended December 31,
	2025	2024	2023
Amortization of items related to defined benefit pension plans:
Net actuarial gain	$16	$9	$12	(a) Other income, net
Prior service (cost) credit	(6)	10	22	(a) Other income, net
Settlement loss	(6)	(5)	(2)	(a) Other income, net
	4	14	32	Total before tax
	(1)	(4)	(8)	Tax expense
	$3	$10	$24	Net of tax

Gains (losses) on cash flow hedges:
Commodity contracts	$(21)	$117	$(8)	Revenues
	(21)	117	(8)	Total before tax
	2	(13)	1	Tax benefit (expense)
	$(19)	$104	$(7)	Net of tax

Total reclassifications for the year	$(16)	$114	$17	Net of tax
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

The following discussion summarizes our involvement with the consolidated VIEs:

•DGD is a joint venture with a subsidiary of Darling that owns and operates two plants that process waste and renewable feedstocks (predominantly animal fats, used cooking oils, vegetable oils, and inedible DCOs) into renewable diesel, renewable naphtha, and neat SAF. One plant is located next to our St. Charles Refinery (the DGD St. Charles Plant) and the other plant is located

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
next to our Port Arthur Refinery (the DGD Port Arthur Plant). Our significant agreements with DGD include an operations agreement that outlines our responsibilities as operator of both plants.
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

•Central Mexico Terminals is a collective group of three subsidiaries of Infraestructura Energética Nova, S.A.P.I. de C.V. (IEnova), a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests because we have determined them to be finance leases due to our exclusive use of the terminals. Although we do not have an ownership interest in the entities that own each of the three terminals, the finance leases convey to us (i) the power to direct the activities that most significantly impact the economic performance of all three terminals and (ii) the ability to influence the benefits received or the losses incurred by the terminals because of our use of the terminals. As a result, we determined each of the entities was a VIE and that we are the primary beneficiary of each. Substantially all of Central Mexico Terminals’ revenues will be derived from us; therefore, we believe there is limited risk to us associated with revenues from external customers.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
December 31, 2025
Assets
Cash and cash equivalents	$196	$2	$30	$228
Other current assets	1,106	18	49	1,173
Property, plant, and equipment, net	3,643	619	61	4,323
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$297	$43	$4	$344
Debt and finance lease obligations, less current portion	616	—	—	616

December 31, 2024
Assets
Cash and cash equivalents	$353	$—	$21	$374
Other current assets	976	9	42	1,027
Property, plant, and equipment, net	3,806	647	64	4,517
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$304	$75	$4	$383
Debt and finance lease obligations, less current portion	642	—	—	642

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in benefit obligation related to all of our defined benefit plans, the changes in fair value of plan assets(a), and the funded status of our defined benefit plans as of and for the years ended below were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2025	2024	2025	2024
Changes in benefit obligation
Benefit obligation as of beginning of year	$2,566	$2,618	$235	$266
Service cost	109	112	3	4
Interest cost	135	125	12	13
Participant contributions	—	—	27	24
Plan amendments	4	—	—	—
Benefits paid	(226)	(186)	(45)	(41)
Actuarial (gain) loss	27	(99)	3	(29)
Foreign currency exchange rate changes	15	(4)	—	(2)
Benefit obligation as of end of year	$2,630	$2,566	$235	$235

Changes in plan assets (a)
Fair value of plan assets as of beginning of year	$3,029	$2,835	$—	$—
Actual return on plan assets	422	310	—	—
Company contributions	91	76	18	17
Participant contributions	—	—	27	24
Benefits paid	(226)	(186)	(45)	(41)
Foreign currency exchange rate changes	25	(6)	—	—
Fair value of plan assets as of end of year	$3,341	$3,029	$—	$—

Reconciliation of funded status (a)
Fair value of plan assets as of end of year	$3,341	$3,029	$—	$—
Less: Benefit obligation as of end of year	2,630	2,566	235	235
Funded status as of end of year	$711	$463	$(235)	$(235)

Accumulated benefit obligation	$2,484	$2,423	n/a	n/a
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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The actuarial loss for the year ended December 31, 2025 primarily resulted from a decrease in the discount rates used to determine our benefit obligations for our pension plans from 5.72 percent in 2024 to 5.62 percent in 2025. The actuarial gain for the year ended December 31, 2024 primarily resulted from an increase in the discount rates used to determine our benefit obligations for our pension plans from 5.01 percent in 2023 to 5.72 percent in 2024.

The fair value of our plan assets as of December 31, 2025 and 2024 was favorably impacted by the return on plan assets resulting primarily from an improvement in equity market prices during each year.

Amounts recognized in our balance sheets for our pension and other postretirement benefit plans include (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2025	2024	2025	2024
Deferred charges and other assets, net	$948	$724	$—	$—
Accrued expenses	(28)	(51)	(21)	(22)
Other long-term liabilities	(209)	(210)	(214)	(213)
	$711	$463	$(235)	$(235)

The following table presents information for our pension plans with projected benefit obligations in excess of plan assets (in millions):

	December 31,
	2025	2024
Projected benefit obligation	$237	$260
Fair value of plan assets	—	—

The following table presents information for our pension plans with accumulated benefit obligations in excess of plan assets (in millions):

	December 31,
	2025	2024
Accumulated benefit obligation	$200	$220
Fair value of plan assets	—	—

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Benefit payments that we expect to pay, including amounts related to expected future services that we expect to receive, are as follows for the years ending December 31 (in millions):

	Pension Benefits	Other Postretirement Benefits
2026	$205	$21
2027	272	21
2028	204	20
2029	194	20
2030	221	19
2031-2035	1,105	91

During 2026, we plan to contribute approximately $70 million to our pension plans and $20 million to our other postretirement benefit plans, respectively.

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Service cost	$109	$112	$111	$3	$4	$4
Interest cost	135	125	121	12	13	13
Expected return on plan assets	(222)	(214)	(202)	—	—	—
Amortization of:
Net actuarial gain	(9)	(5)	(6)	(7)	(4)	(6)
Prior service cost (credit)	6	(10)	(18)	—	—	(4)
Settlement loss	6	5	2	—	—	—
Net periodic benefit cost	$25	$13	$8	$8	$13	$7

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

Amortization of the net actuarial gain shown in the preceding table was based on the straight-line amortization of the excess of the unrecognized (gain) loss over 10 percent of the greater of the projected benefit obligation or market-related value of plan assets (smoothed asset value) over the average remaining service period of active employees expected to receive benefits under each respective plan. Amortization of prior service cost (credit) shown in the preceding table was based on a straight-line amortization of the cost (credit) over the average remaining service period of employees expected to receive benefits under each respective plan.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pre-tax amounts recognized in other comprehensive income (loss) were as follows (in millions):

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Net gain (loss) arising during the year:
Net actuarial gain (loss)	$173	$195	$87	$(3)	$29	$(10)
Prior service cost	(4)	—	(19)	—	—	—
Net (gain) loss reclassified into income:
Net actuarial gain	(9)	(5)	(6)	(7)	(4)	(6)
Prior service cost (credit)	6	(10)	(18)	—	—	(4)
Settlement loss	6	5	2	—	—	—
Effect of exchange rates	7	(2)	4	1	(1)	—
Total changes in other comprehensive income (loss)	$179	$183	$50	$(9)	$24	$(20)

The pre-tax amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2025	2024	2025	2024
Net actuarial (gain) loss	$(115)	$62	$(87)	$(96)
Prior service cost	20	22	1	1
Total	$(95)	$84	$(86)	$(95)

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2025	2024	2025	2024
Discount rate	5.62%	5.72%	5.42%	5.64%
Rate of compensation increase	3.97%	4.04%	n/a	n/a
Interest crediting rate for cash balance plans	4.12%	4.25%	n/a	n/a

The discount rate assumption used to determine the benefit obligations as of December 31, 2025 and 2024 for the majority of our pension plans and other postretirement benefit plans was based on the Aon AA Only Above Median yield curve and considered the timing of the projected cash outflows under our plans. This curve was designed by Aon, our actuarial consultant, to provide a means for plan sponsors to

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value the liabilities of their pension plans or postretirement benefit plans. To develop this curve, a hypothetical double-A yield curve represented by a series of annualized individual discount rates with maturities from six months to 99 years is constructed. Each bond issue underlying the double-A yield curve is required to have an average rating of double-A when averaging all available ratings by Moody’s Investors Service, Standard & Poor’s Ratings Services, and Fitch Ratings. Only the bonds representing the 50 percent highest yielding issuances of this double-A yield curve are then included in the Aon AA Only Above Median yield curve.

We based our discount rate assumption on the Aon AA Only Above Median yield curve because we believe it is representative of the types of bonds we would use to settle our pension and other postretirement benefit plan liabilities as of those dates. We believe that the yields associated with the bonds used to develop this yield curve reflect the current level of interest rates.

The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.72%	5.01%	5.19%	5.64%	5.01%	5.20%
Expected long-term rate of return on plan assets	7.33%	7.29%	7.31%	n/a	n/a	n/a
Rate of compensation increase	4.04%	3.84%	3.76%	n/a	n/a	n/a
Interest crediting rate for cash balance plans	4.24%	3.59%	3.76%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2025	2024
Health care cost trend rate assumed for the next year	8.23%	8.13%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.97%	4.97%
Year that the rate reaches the ultimate trend rate	2038	2036

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair values of the assets of our pension plans (in millions) as of December 31, 2025 and 2024 by level of the fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on unadjusted quoted prices from national securities exchanges. Assets categorized in Level 2 of the hierarchy are measured at net asset value in a market that is not active or using inputs other than quoted prices that are observable. No assets were categorized in Level 3 of the hierarchy as of December 31, 2025 and 2024. As previously noted, we do not fund or fully fund U.S. nonqualified and certain foreign pension plans that are not subject to funding requirements, and we do not fund our other postretirement benefit plans.

	2025			2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity securities (a)	$597	$—	$597	$542	$—	$542
Mutual funds	259	—	259	233	—	233
Corporate debt instruments	—	260	260	—	261	261
Government securities	122	169	291	81	169	250
Common collective trusts (b)	—	1,468	1,468	—	1,337	1,337
Pooled separate accounts (c)	—	365	365	—	325	325
Insurance contract	—	12	12	—	13	13
Interest and dividends receivable	6	—	6	6	—	6
Cash and cash equivalents	85	—	85	64	—	64
Securities transactions payable, net	(2)	—	(2)	(2)	—	(2)
Total pension plan assets	$1,067	$2,274	$3,341	$924	$2,105	$3,029
________________________
(a)This class of securities includes domestic and international securities, which are held in a wide range of industry sectors.
(b)This class primarily includes investments in approximately 70 percent equities and 30 percent bonds as of December 31, 2025 and 2024.
(c)This class primarily includes investments in approximately 45 percent equities and 55 percent bonds as of December 31, 2025 and 2024.

The investment policies and strategies for the assets of our pension plans incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk and the market value of the pension plans’ assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the pension plans’ mix of assets includes a diversified portfolio of equity and fixed-income investments. Equity securities include international securities and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2025, the target allocations for plan assets under our primary pension plan are 65 percent equity securities and 35 percent fixed income investments.

The expected long-term rate of return on plan assets is based on a forward-looking expected asset return model. This model derives an expected rate of return based on the target asset allocation of a plan’s assets. The underlying assumptions regarding expected rates of return for each asset class reflect Aon’s

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
best expectations for these asset classes. The model reflects the positive effect of periodic rebalancing among diversified asset classes. We select an expected asset return that is supported by this model.

Defined Contribution Plans
We have defined contribution plans that cover most of our employees. Our contributions to these plans are based on employees’ compensation and/or a partial match of employee contributions to the plans. Our contributions to these defined contribution plans were $93 million, $92 million, and $87 million for the years ended December 31, 2025, 2024, and 2023, respectively.

14.    STOCK-BASED COMPENSATION

Overview
Our 2020 Omnibus Stock Incentive Plan (the 2020 OSIP) was approved by our stockholders on April 30, 2020. Under the 2020 OSIP, various stock and stock-based awards may be granted to employees, non-employee directors, and third-party service providers. The 2020 OSIP permits grants of (i) restricted stock and restricted stock units; (ii) stock options (including incentive and non-qualified stock options); (iii) stock appreciation rights; (iv) performance awards of cash, stock, or other securities; and (v) other stock-based awards (e.g., stock unit awards). Awards under the 2020 OSIP are granted at the discretion of our Board’s Human Resources and Compensation Committee (and, as applicable, approved by the independent directors) and may be subject to vesting or performance periods, performance goals, or other restrictions. As of December 31, 2025, 10,512,602 shares of our common stock remained available to be awarded under the 2020 OSIP.

The following table reflects activity related to our stock-based compensation arrangements (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense:
Restricted stock	$73	$67	$69
Performance awards	44	33	38
Total stock-based compensation expense	$117	$100	$107
Tax benefit recognized on stock-based compensation expense	$16	$13	$14
Tax benefit realized for tax deductions resulting from exercises and vestings	—	—	2

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the status of our restricted stock awards is presented in the following table:

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested shares as of January 1, 2025	795,220	$126.63
Granted	473,834	155.18
Vested	(527,122)	128.53
Forfeited	(6,835)	126.89
Nonvested shares as of December 31, 2025	735,097	143.67

As of December 31, 2025, there was $54 million of unrecognized compensation cost related to outstanding unvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately two years.

The following table reflects activity related to our restricted stock:

	Year Ended December 31,
	2025	2024	2023
Weighted-average grant-date fair value per share of restricted stock granted	$155.18	$131.68	$125.57
Fair value of restricted stock vested (in millions)	82	82	99

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    INCOME TAXES

Income Statement Components
Income before income tax expense was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. operations	$899	$2,685	$9,335
Foreign operations	2,106	1,013	2,433
Income before income tax expense	$3,005	$3,698	$11,768

Statutory income tax rates applicable to the countries in which we operate during each of the years ended December 31, 2025, 2024, and 2023 were as follows:

Statutory Income Tax Rates
U.S.	21%
Canada	15%
U.K. (a)	25%
Ireland	13%
Mexico	30%
Peru	30%
________________________
(a)Statutory income tax rate was increased to 25 percent from 19 percent effective April 1, 2023.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a reconciliation of income tax expense computed by applying statutory income tax rates to actual income tax expense (dollars in millions):

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$631	21.0%	$777	21.0%	$2,471	21.0%
Domestic federal:
Tax credits
Foreign tax credits	(61)	(2.0)%	(46)	(1.2)%	(149)	(1.3)%
Biofuels tax credits (a)	(4)	(0.1)%	(248)	(6.7)%	—	—%
Other	(1)	—%	(1)	—%	(1)	—%
Nontaxable and nondeductible items
Nontaxable production tax credits (b)	(66)	(2.2)%	—	—%	—	—%
Nontaxable blender’s tax credits (c)	—	—%	(127)	(3.4)%	(125)	(1.1)%
Tax on biofuels tax credits	1	—%	52	1.4%	—	—%
Other (d)	13	0.4%	14	0.4%	34	0.3%
Cross-border tax laws	4	0.1%	7	0.2%	27	0.2%
Changes in valuation allowances	63	2.1%	49	1.3%	149	1.3%
Other reconciling items
Tax effects of income associated with noncontrolling interests	25	0.8%	(50)	(1.3)%	(84)	(0.7)%
Other	(3)	(0.1)%	(43)	(1.2)%	34	0.3%
Domestic state and local income taxes, net of federal effect (e)	22	0.7%	19	0.5%	122	1.0%
Foreign tax effects:
Canada
Provincial and local income taxes	90	3.0%	101	2.7%	161	1.4%
Statutory income tax rate differential	(47)	(1.5)%	(52)	(1.4)%	(84)	(0.7)%
Withholding taxes	41	1.4%	59	1.6%	45	0.4%
Other	—	—%	(2)	(0.1)%	21	0.2%
Mexico
Changes in valuation allowances	(61)	(2.0)%	57	1.5%	—	—%
Statutory income tax rate differential	42	1.4%	(26)	(0.7)%	15	0.1%
Other	1	—%	(4)	(0.1)%	35	0.3%
U.K.
Statutory income tax rate differential	33	1.1%	14	0.4%	19	0.2%
Other	1	—%	1	—%	(13)	(0.1)%
Other foreign	8	0.3%	(4)	(0.1)%	(7)	(0.1)%
Worldwide changes in unrecognized tax benefits	27	0.9%	145	3.9%	(51)	(0.4)%
Income tax expense	$759	25.3%	$692	18.7%	$2,619	22.3%
________________________
(a)As permitted under Section 40(b) of the Code, producers of second-generation biofuels that are registered with the Internal Revenue Service (IRS) were eligible for an income tax credit of up to $1.01 per gallon of qualified biofuel that was produced and sold in the U.S. through December 31, 2024. We recorded a gross tax benefit in December 2024 related to these tax credits for the cellulosic ethanol produced by our Ethanol segment from 2020 through 2024, excluding the effects of unrecognized tax benefits, which are presented separately.
(b)As permitted under Section 45Z of the Code, a clean fuel production credit was available through December 31, 2025 for qualifying sales of low-carbon transportation fuels that were produced in the U.S. This credit was extended through December 31, 2029, with specific qualifications under the OBBB, as defined and described beginning on page 123.
(c)As permitted under Section 6426 of the Code, blenders of certain renewable fuels were eligible for a refundable tax credit of $1.00 per gallon of qualified fuel mixtures produced and either sold or used as fuel through December 31, 2024.
(d)Tax effects of share-based payment awards are included in this category.
(e)State and local income taxes in California and Texas composed the majority of the tax effect in this category.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Components of income tax expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
U.S. federal	$574	$464	$1,804
U.S. state and local	52	37	157
Foreign	330	278	555
Total current tax expense	956	779	2,516
Deferred tax expense (benefit):
U.S. federal	(364)	(99)	25
U.S. state and local	(11)	(13)	(12)
Foreign	178	25	90
Total deferred tax expense (benefit)	(197)	(87)	103
Total income tax expense:
U.S. federal	210	365	1,829
U.S. state and local	41	24	145
Foreign	508	303	645
Total income tax expense	$759	$692	$2,619

Income Taxes Paid
Income taxes paid, net of any refunds, to U.S. and foreign taxing authorities were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. federal (a)	$287	$664	$1,985
U.S. state and local	16	37	173
Foreign:
Canada
Federal	173	66	683
Quebec	78	34	385
U.K.	128	—	199
Other	17	42	69
Total foreign	396	142	1,336
Income taxes paid, net	$699	$843	$3,494
________________________
(a)In 2025, the U.S. federal income taxes paid are shown net of the utilization of foreign tax credits and clean fuel production credits.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Income Tax Assets and Liabilities
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows (in millions):

	December 31,
	2025	2024
Deferred income tax assets:
Tax credit carryforwards	$924	$858
Net operating losses (NOLs)	632	689
Inventories	159	197
Finance lease obligations	633	607
Operating lease liabilities	210	212
Other	226	195
Total deferred income tax assets	2,784	2,758
Valuation allowance	(1,507)	(1,484)
Net deferred income tax assets	1,277	1,274
Deferred income tax liabilities:
Property, plant, and equipment	4,871	5,131
Deferred turnaround costs	428	450
Operating lease ROU assets	199	211
Investments	437	417
Other	488	332
Total deferred income tax liabilities	6,423	6,541
Net deferred income tax liabilities	$5,146	$5,267

We had the following income tax credit and loss carryforwards as of December 31, 2025 (in millions):

	Amount	Expiration
U.S. state income tax credits (gross amount)	$84	2026 through 2040
U.S. state income tax credits (gross amount)	3	Unlimited
U.S. foreign tax credits	855	2027 through 2035
U.S. state income tax NOLs (gross amount)	12,289	2026 through 2040

We have recorded a valuation allowance as of December 31, 2025 and 2024 due to uncertainties related to our ability to utilize some of our deferred income tax assets primarily associated with our U.S. foreign tax credits and certain U.S. state income tax credits and NOLs before they expire. The valuation allowance is based on our estimates of future taxable income in the various jurisdictions in which we operate and the period over which deferred income tax assets will be recoverable. The valuation allowance increased by a net change of $23 million in 2025 primarily due to the generation of foreign tax credits that cannot be realized.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits
Changes in Unrecognized Tax Benefits
The following is a reconciliation of the changes in unrecognized tax benefits, excluding related interest and penalties (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance as of beginning of year	$316	$186	$284
Additions for tax positions related to the current year	4	52	18
Additions for tax positions related to prior years	13	106	4
Reductions for tax positions related to prior years	(12)	(19)	(73)
Reductions for tax positions related to the lapse of applicable statute of limitations	(6)	(7)	(9)
Settlements	—	(2)	(38)
Balance as of end of year	$315	$316	$186

As of December 31, 2025 and 2024, there was $252 million and $236 million, respectively, of unrecognized tax benefits that, if recognized, would reduce our annual effective tax rate.

Interest and penalties incurred during the years ended December 31, 2025, 2024, and 2023 were not material. Accrued interest and penalties as of December 31, 2025 and 2024 were not material.

Tax Returns Under Audit
U.S. Federal
As of December 31, 2025, our U.S. federal income tax returns for 2017 through 2020 were under audit by the IRS. We continue to work with the IRS to resolve these audits and we believe that they will be resolved for amounts consistent with our recorded amounts of unrecognized tax benefits associated with these audits.

In 2023, we settled the audits related to our U.S. federal income tax returns for 2012 through 2015, with the exception of one issue regarding the timing of deductibility of certain costs at our refineries. The settlement related to these audits resulted in a favorable reduction in our unrecognized tax benefits. During 2024, we filed formal claims for refund with the IRS for the disagreed-upon issue. As of December 31, 2025, this disagreed-upon issue remains unresolved. We do not expect that the ultimate disposition of this issue will result in a material change to our financial position, results of operations, or cash flows.

U.S. State
As of December 31, 2025, our California tax returns for 2011 through 2016 were under audit by the state of California. During 2024, we settled the audits related to our California income tax returns for 2017 through 2019 for amounts consistent with our recorded amounts for unrecognized tax benefits. We do not expect that the ultimate disposition of the remaining audits will result in a material change to our financial position, results of operations, or cash flows. We believe that these audits will be resolved for amounts consistent with our recorded amounts for unrecognized tax benefits associated with these audits.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign
As of December 31, 2025, certain of our Canadian subsidiaries’ federal tax returns for 2013 through 2015 and 2017 through 2022 were under audit by the Canada Revenue Agency, and our Quebec provincial tax returns for 2013 through 2015 and 2017 through 2019 were under audit by Revenu Québec. As of December 31, 2025, the 2020 and 2021 tax returns for one of our Mexican subsidiaries were under audit by Servicio de Administración Tributaria (SAT), and we continue to engage with SAT to resolve these audits. We do not expect that the ultimate disposition of these audits by the foreign tax authorities will result in a material change to our financial position, results of operations, or cash flows.

Other Disclosures
Undistributed Earnings of Foreign Subsidiaries
As of December 31, 2025, there are certain cumulative undistributed earnings of our foreign subsidiaries that are considered permanently reinvested in the relevant foreign countries. We are able to distribute cash via a dividend from our foreign subsidiaries with a full dividends received deduction in the U.S. However, there is a cost to repatriate the undistributed earnings of certain of our foreign subsidiaries to us, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. During 2025, we accrued $42 million of withholding and other taxes on the $1.1 billion of earnings that are no longer considered permanently reinvested, but it is not practicable to estimate the amount of additional tax that would be payable on the undistributed earnings that are considered permanently reinvested.

Repatriation Tax Liability
Our repatriation tax liability relates to our recognition of a one-time transition tax on the deemed repatriation of previously undistributed accumulated earnings and profits of our foreign subsidiaries and was previously included in other long-term liabilities. This transition tax, which was reflected in income taxes payable as of December 31, 2024, was remitted to the IRS over the eight-year period provided in the Code, with the final installment paid in 2025.

One Big Beautiful Bill Act
On July 4, 2025, legislation commonly known as the One Big Beautiful Bill Act (OBBB) was enacted, which resulted in a broad range of changes to the Code. The most significant provisions affecting us include the following:
•extension of the clean fuel production credit through December 31, 2029;
•requirement that fuel produced after December 31, 2025 must be exclusively derived from feedstocks produced or grown in the U.S., Mexico, or Canada in order for such fuel to be eligible for the clean fuel production credit;
•elimination of the special clean fuel production credit rate for SAF produced after December 31, 2025;
•permanent reinstatement of the provision that allows companies to expense 100 percent of the cost of qualified property acquired and placed in service after January 19, 2025; and

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•modification of several international tax provisions, including those relating to net controlled foreign corporation tested income (formerly global intangible low-taxed income) and foreign-derived deduction eligible income (formerly foreign-derived intangible income), each beginning January 1, 2026.
These changes and other provisions of this legislation did not have a material effect on our financial position, results of operations, and cash flows in 2025. However, we will continue to evaluate the effects of the OBBB on our financial position, results of operations, and cash flows in the future.

16.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Earnings per common share:
Net income attributable to Valero stockholders	$2,348	$2,770	$8,835
Less: Income allocated to participating securities	7	8	27
Net income available to common stockholders	$2,341	$2,762	$8,808

Weighted-average common shares outstanding	309	322	353

Earnings per common share	$7.57	$8.58	$24.93

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$2,348	$2,770	$8,835
Less: Income allocated to participating securities	7	8	27
Net income available to common stockholders	$2,341	$2,762	$8,808

Weighted-average common shares outstanding	309	322	353
Effect of dilutive securities	—	—	—
Weighted-average common shares outstanding – assuming dilution	309	322	353

Earnings per common share – assuming dilution	$7.57	$8.58	$24.92

Participating securities include restricted stock and performance awards granted under our 2020 OSIP. Dilutive securities include participating securities as well as outstanding stock options. For the years ended December 31, 2025, 2024, and 2023, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	December 31,
	2025	2024
Receivables from contracts with customers, included in receivables, net (see Note 3)	$6,233	$5,812
Contract liabilities, included in accrued expenses (see Note 8)	60	82

During the years ended December 31, 2025, 2024, and 2023, we recognized as revenue $81 million, $39 million, and $127 million, respectively, that was included in contract liabilities as of December 31, 2024, 2023, and 2022, respectively.

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of December 31, 2025, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations.

Segment Information
We have three reportable segments—Refining, Renewable Diesel, and Ethanol. Each segment is a strategic business unit that offers different products and services by employing unique technologies and marketing strategies and whose operations and operating performance are managed and evaluated separately. Operating performance is measured based on the operating income (loss) generated by the segment, which includes revenues and expenses that are directly attributable to the management of the respective segment. Intersegment sales are generally derived from transactions made at prevailing market rates. The following is a description of each segment’s business operations.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•The Renewable Diesel segment includes the operations of DGD, a consolidated joint venture as discussed in Note 12, and the associated activities to market low-carbon fuels. The principal products manufactured by DGD and sold by this segment are renewable diesel, renewable naphtha, and neat SAF. This segment sells some renewable diesel and neat SAF to the Refining segment for blending into petroleum-based diesel and conventional jet fuel, respectively, which is then sold to that segment’s customers as finished product.
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

Our chief operating decision maker (CODM) is our Chairman of the Board, Chief Executive Officer and President. Our CODM uses operating income (loss) by segment to allocate resources (including employees, property, and financial or capital resources) for each segment primarily during the annual budget process. On a monthly basis, our CODM considers budget-to-actual variances for operating income (loss) by segment when evaluating the operating performance of each segment.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our reportable segments and includes the reconciliation to our consolidated income before income tax expense (in millions):

	Refining	Renewable Diesel	Ethanol	Total
Year ended December 31, 2025
Revenues:
Revenues from external customers	$116,158	$2,508	$4,021	$122,687
Intersegment revenues	8	2,089	956	3,053
	116,166	4,597	4,977	125,740

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(3,053)
Total consolidated revenues				$122,687
Less:
Cost of sales:
Cost of materials and other (a)	96,080	4,178	3,913
Taxes other than income taxes	6,720	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	5,426	308	611
Depreciation and amortization expense	2,754	267	79
Total cost of sales	110,980	4,753	4,603
Asset impairment loss	1,131	—	—
Other operating expenses	15	—	—
Operating income (loss) by segment	$4,040	$(156)	$374	$4,258

Reconciliation of operating income (loss) by segment to income before income tax expense
Elimination of intersegment losses				28
Unallocated amounts:
Other corporate expenses (b)				(1,105)
Other income, net				380
Interest and debt expense, net of capitalized interest				(556)
Income before income tax expense				$3,005

Other segment disclosures
Segment assets	$44,498	$5,317	$1,501	$51,316
Expenditures for long-lived assets (c)	1,606	170	39	1,815
________________________
See notes on page 129.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Year ended December 31, 2024
Revenues:
Revenues from external customers	$123,853	$2,410	$3,618	$129,881
Intersegment revenues	10	2,656	868	3,534
	123,863	5,066	4,486	133,415

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(3,534)
Total consolidated revenues				$129,881
Less:
Cost of sales:
Cost of materials and other (a)	106,638	3,944	3,558
Taxes other than income taxes	5,900	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	4,946	350	536
Depreciation and amortization expense	2,391	265	77
Total cost of sales	119,875	4,559	4,171
Other operating expenses	17	—	27
Operating income by segment	$3,971	$507	$288	$4,766

Reconciliation of operating income by segment to income before income tax expense
Elimination of intersegment profits				(5)
Unallocated amounts:
Other corporate expenses (b)				(1,006)
Other income, net				499
Interest and debt expense, net of capitalized interest				(556)
Income before income tax expense				$3,698

Other segment disclosures
Segment assets	$46,729	$5,680	$1,545	$53,954
Expenditures for long-lived assets (c)	1,635	321	34	1,990
________________________
See notes on page 129.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Year ended December 31, 2023
Revenues:
Revenues from external customers	$136,470	$3,823	$4,473	$144,766
Intersegment revenues	18	3,168	1,086	4,272
	136,488	6,991	5,559	149,038

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(4,272)
Total consolidated revenues				$144,766
Less:
Cost of sales:
Cost of materials and other (a)	111,681	5,550	4,395
Taxes other than income taxes	5,720	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	5,208	358	515
Depreciation and amortization expense	2,351	231	80
Total cost of sales	124,960	6,139	4,990
Other operating expenses	17	—	16
Operating income by segment	$11,511	$852	$553	$12,916

Reconciliation of operating income by segment to income before income tax expense
Elimination of intersegment profits				(17)
Unallocated amounts:
Other corporate expenses (b)				(1,041)
Other income, net				502
Interest and debt expense, net of capitalized interest				(592)
Income before income tax expense				$11,768

Other segment disclosures
Segment assets	$49,031	$5,790	$1,549	$56,370
Expenditures for long-lived assets (c)	1,488	294	43	1,825
________________________
(a)Cost of materials and other for our Renewable Diesel segment is net of the clean fuel production credit on qualifying sales of certain low-carbon transportation fuels of $607 million for the year ended December 31, 2025 and the blender’s tax credit on qualified fuel mixtures of $1.3 billion and $1.2 billion for the years ended December 31, 2024 and 2023, respectively.
(b)Other corporate expenses include general and administrative expenses and depreciation and amortization expense, as reflected in our consolidated statements of income as shown on page 75.
(c)Total expenditures for long-lived assets include amounts related to capital expenditures and deferred turnaround and catalyst costs.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets by reportable segments reconciled to our consolidated assets were as follows (in millions):

	December 31,
	2025	2024
Total assets for reportable segments	$51,316	$53,954
Corporate assets	6,938	6,565
Elimination of intercompany receivables and other assets	(266)	(376)
Total consolidated assets	$57,988	$60,143

Expenditures for long-lived assets by reportable segments reconciled to our consolidated expenditures for long-lived assets were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Expenditures for long-lived assets for reportable segments	$1,815	$1,990	$1,825
Corporate expenditures for long-lived assets	70	67	91
Total consolidated expenditures for long-lived assets	$1,885	$2,057	$1,916

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Year Ended December 31,
	2025	2024	2023
Refining:
Gasolines and blendstocks	$50,917	$56,014	$61,538
Distillates	55,077	55,636	63,664
Other product revenues	10,164	12,203	11,268
Total Refining revenues	116,158	123,853	136,470
Renewable Diesel:
Renewable diesel	2,073	2,316	3,665
Renewable naphtha	138	94	158
Neat SAF	297	—	—
Total Renewable Diesel revenues	2,508	2,410	3,823
Ethanol:
Ethanol	3,174	2,647	3,300
Distillers grains	847	971	1,173
Total Ethanol revenues	4,021	3,618	4,473
Revenues	$122,687	$129,881	$144,766

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenues by geographic area are shown in the following table (in millions). The geographic area is based on the location of the customer, and no customer accounted for 10 percent or more of our revenues.

	Year Ended December 31,
	2025	2024	2023
U.S.	$87,819	$93,311	$104,208
Canada	8,137	8,577	10,107
U.K. and Ireland	15,830	15,236	16,148
Mexico and Peru	5,168	5,405	6,438
Other countries	5,733	7,352	7,865
Revenues	$122,687	$129,881	$144,766

Long-lived assets include “property, plant, and equipment, net” and certain long-lived assets included in “deferred charges and other assets, net.” Long-lived assets by geographic area consisted of the following (in millions):

	December 31,
	2025	2024
U.S.	$26,544	$28,359
Canada	1,567	1,414
U.K. and Ireland	1,512	1,484
Mexico and Peru	785	798
Total long-lived assets	$30,408	$32,055

As of December 31, 2025 and 2024, our investments in nonconsolidated joint ventures accounted for under the equity method were $684 million and $695 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” in our balance sheets and as presented in Note 7.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Decrease (increase) in current assets:
Receivables, net	$1,125	$1,562	$(387)
Inventories	362	(286)	(684)
Prepaid expenses and other	99	320	(34)
Increase (decrease) in current liabilities:
Accounts payable	(2,016)	(430)	(169)
Accrued expenses	237	(168)	(50)
Taxes other than income taxes payable	138	(57)	(226)
Income taxes payable	(137)	(146)	(776)
Changes in current assets and current liabilities	$(192)	$795	$(2,326)
Changes in current assets and current liabilities for the year ended December 31, 2025 were primarily due to the following:

•The decrease in receivables was due to a decrease in refined petroleum product prices combined with a decrease in related sales volumes in December 2025 compared to December 2024 and the collection of $246 million for a blender’s tax credit receivable;

•The decrease in inventories was primarily due to lower inventory levels in December 2025 compared to December 2024; and

•The decrease in accounts payable was due to a decrease in crude oil and other feedstock prices combined with a decrease in related volumes purchased in December 2025 compared to December 2024.
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

•The decrease in income taxes payable was primarily due to income tax payments made during the year ended December 31, 2023.
Cash flows related to interest and income taxes were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest paid in excess of amount capitalized, including interest on finance leases	$533	$556	$562
Income taxes paid, net (see Note 15)	699	843	3,494
Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Year Ended December 31,
	2025		2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$527	$112	$527	$116	$428	$107
Investing cash flows	—	—	1	—	—	—
Financing cash flows	—	268	—	245	—	250
Changes in lease balances resulting from new and modified leases	477	237	448	318	396	157

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Noncash investing activities for the year ended December 31, 2025 included the recognition of expected asset retirement obligations of $337 million, as described in Note 2. There were no other significant noncash investing and financing activities during the year ended December 31, 2025, except as noted in the table above.

Noncash financing activities for the year ended December 31, 2024 included the conversion by IEnova of $732 million of outstanding borrowings under the IEnova Revolver to additional equity in Central Mexico Terminals, as described in Note 9. There were no other significant noncash investing and financing activities during the year ended December 31, 2024, except as noted in the table above.

There were no significant noncash investing and financing activities during the year ended December 31, 2023, except as noted in the table above.

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

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of December 31, 2025 and 2024.

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

	December 31, 2025
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$490	$—	$—	$490	$(448)	$(7)	$35	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Clean fuel production credits	—	—	55	55	n/a	n/a	55	n/a
Investments of certain benefit plans	92	—	4	96	n/a	n/a	96	n/a
Investments in AFS debt securities	1	26	—	27	n/a	n/a	27	n/a
Total	$583	$27	$59	$669	$(448)	$(7)	$214

Liabilities
Commodity derivative contracts	$453	$—	$—	$453	$(448)	$(5)	$—	$(39)
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Blending program obligations	—	85	—	85	n/a	n/a	85	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$455	$89	$—	$544	$(448)	$(5)	$91

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2024
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$402	$—	$—	$402	$(402)	$—	$—	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Investments of certain benefit plans	89	—	4	93	n/a	n/a	93	n/a
Investments in AFS debt securities	6	20	—	26	n/a	n/a	26	n/a
Foreign currency contracts	6	—	—	6	n/a	n/a	6	n/a
Total	$503	$22	$4	$529	$(402)	$—	$127

Liabilities
Commodity derivative contracts	$448	$—	$—	$448	$(402)	$(46)	$—	$(71)
Physical purchase contracts	—	3	—	3	n/a	n/a	3	n/a
Blending program obligations	—	13	—	13	n/a	n/a	13	n/a
Total	$448	$16	$—	$464	$(402)	$(46)	$16

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

•Clean fuel production credits represent the fair value of the tax credits that DGD intends to sell on behalf of the other joint venture member. These tax credits are categorized in Level 3 of the fair value hierarchy and are measured at fair value using a market approach based on historical sales prices and third-party consultant estimates. Significant unobservable inputs used in the valuation include the expected market discount per $1.00 of credit value.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the years ended December 31, 2025 and 2024.

•Foreign currency contracts consist of foreign currency exchange and purchase contracts related to our foreign operations to manage our exposure to exchange rate fluctuations on transactions denominated in currencies other than the local (functional) currencies of our operations. These contracts are measured at fair value using a market approach based on quoted foreign currency exchange rates and are categorized in Level 1 of the fair value hierarchy.

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents information (in millions) about our nonfinancial assets measured at fair value on a nonrecurring basis during the year ended December 31, 2025.

	March 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value as of December 31, 2025 (a)	Loss Recognized (b)
Assets
Long-lived assets of the Benicia Refinery	$—	$—	$722	$722	$304	$901
Long-lived assets of the Wilmington Refinery	—	—	847	847	788	230
Total	$—	$—	$1,569	$1,569	$1,092	$1,131
________________________
(a)The carrying values of the Benicia and Wilmington refineries as of December 31, 2025 are lower than the fair values as of March 31, 2025 primarily due to the recognition of depreciation and amortization expense.
(b)The asset impairment loss was recognized in our Refining segment in March 2025.
Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash, investments of certain benefit plans, investments in AFS debt securities, receivables, payables, debt obligations, operating and finance lease obligations, commodity derivative contracts, and foreign currency contracts. The estimated fair values of cash and cash equivalents, restricted cash, receivables, payables, and operating and finance lease obligations approximate their carrying amounts; the carrying value and fair value of debt are shown in the table below (in millions).

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,261	$8,190	$8,085	$7,776
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
We primarily use commodity derivative instruments as cash flow hedges and economic hedges. Our objectives for entering into each type of hedge are described below.

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

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

Notional Contract Volumes by Year of Maturity
2026
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	2,720

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	93,157
Futures – short	98,482
Corn:
Futures – long	54,410
Futures – short	87,530
Physical contracts – long	31,193

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily RINs). For the years ended December 31, 2025, 2024, and 2023, the cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $1.6 billion, $730 million, and $1.3 billion, respectively, which are reflected in cost of materials and other.

Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of December 31, 2025, we had foreign currency contracts to purchase $395 million of U.S. dollars. These commitments matured on or before January 26, 2026.

VALERO ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of December 31, 2025 and 2024 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 19 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	December 31, 2025		December 31, 2024
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$31	$7	$12	$13

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$459	$446	$390	$435
Physical purchase contracts	Inventories	1	4	2	3
Foreign currency contracts	Receivables, net	—	—	6	—
Foreign currency contracts	Accrued expenses	—	2	—	—
Total		$460	$452	$398	$438

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2025	2024	2023
Commodity contracts:
Gain recognized in other comprehensive income (loss)	n/a	$3	$30	$82
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(21)	117	(8)

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the years ended December 31, 2025, 2024, and 2023. For the years ended December 31, 2025, 2024, and 2023, cash flow hedges primarily related to forecasted sales of renewable diesel. As of December 31, 2025, the estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2025, 2024, and 2023 are described in Note 11.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31,
		2025	2024	2023
Commodity contracts	Revenues	$(10)	$(18)	$(27)
Commodity contracts	Cost of materials and other	(19)	(86)	208
Commodity contracts	Operating expenses (excluding depreciation and amortization expense)	—	—	1
Foreign currency contracts	Cost of materials and other	(12)	36	(34)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Internal Control over Financial Reporting
(a) Management’s Report on Internal Control over Financial Reporting.
The management report on our internal control over financial reporting required by this item appears in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” on page 68 of this report, and is incorporated by reference into this item.

(b) Attestation Report of the Independent Registered Public Accounting Firm.
KPMG LLP’s report on our internal control over financial reporting appears in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” beginning on page 72 of this report, and is incorporated by reference into this item.

(c) Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)None.

(b)During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Information regarding our executive officers appears in PART I of this report under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS.” All other information required by ITEMS 10 through 14 of Form 10-K is incorporated by reference from the discussions under the following anticipated headings in our definitive proxy statement for our 2026 annual meeting of stockholders (the 2026 Proxy Statement). We expect to file the 2026 Proxy Statement with the SEC on or before March 31, 2026. No other information other than what is required to satisfy ITEMS 10 through 14 of Form 10-K is incorporated by reference into these items from the 2026 Proxy Statement.

Copies of all documents incorporated by reference, other than exhibits to such documents, will be provided without charge to each person who receives a copy of this Form 10-K upon written request to Valero Energy Corporation, Attn: Secretary, P.O. Box 696000, San Antonio, Texas 78269-6000.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information regarding our executive officers that appears in PART I of this report under “INFORMATION ABOUT OUR EXECUTIVE OFFICERS,” the disclosures under the following anticipated headings in our 2026 Proxy Statement are incorporated by reference herein:

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

•“How Our Board is Structured, Governed, and Operates—Overview of Our Board Committees—Audit Committee—Audit Committee Financial Experts;”

•“How Our Board is Structured, Governed, and Operates—How Our Director Nominees are Selected;”

•“Compensation Discussion and Analysis—Compensation-Related Policies—Insider Trading Policy;” and

•“Miscellaneous—Governance Documents and Codes of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The disclosures under the following anticipated headings in our 2026 Proxy Statement are incorporated by reference herein:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures under the following anticipated headings in our 2026 Proxy Statement are incorporated by reference herein:

•“Equity Compensation Plan Information,” and

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Beneficial Ownership of Valero Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The disclosures under the following anticipated headings in our 2026 Proxy Statement are incorporated by reference herein:

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Independence of Our Directors,” and

•“Additional Information—Board Independence, Related Party Matters, and Beneficial Ownership—Certain Relationships and Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The disclosures under the following anticipated heading in our 2026 Proxy Statement are incorporated by reference herein: “KPMG LLP Fees.”

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

10.10	—
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
Form of Stock Unit Award Agreement for Non-Employee Directors (with one-year hold provision)–incorporated by reference to Exhibit 10.01 to Valero’s current report on Form 8-K dated May 15, 2024, and filed May 20, 2024 (SEC File No. 001-13175).

+10.13	—
Form of Restricted Stock Agreement (2022, 2023, and 2024 grants and current)–incorporated by reference to Exhibit 10.26 to Valero’s annual report on Form 10-K for the year ended December 31, 2021 (SEC File No. 001-13175).

+10.14	—
Form of Amended and Restated Performance Share Agreement (2023 grant–third tranche, 2024 grant–second and third tranches, 2025 grant, and current)–incorporated by reference to Exhibit 10.18 to Valero’s annual report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-13175).

+10.15	—	Form of Aircraft Time Sharing Agreement–incorporated by reference to Exhibit 10.04 to Valero’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 (SEC File No. 001-13175).

+10.16	—
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

19.01	—	Securities Trading Policy–incorporated by reference to Exhibit 19.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2024 (SEC File No. 001-13175).

*21.01	—	Valero Energy Corporation subsidiaries.

22.01	—	Subsidiary Issuer of Guaranteed Securities–incorporated by reference to Exhibit 22.01 to Valero’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 (SEC File No. 001-13175).

*23.01	—	Consent of KPMG LLP dated February 25, 2026.

*24.01	—	Power of Attorney dated February 25, 2026 (on the signatures page of this Form 10-K).

*31.01	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer.

*31.02	—	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer.

**32.01	—	Section 1350 Certifications (under Section 906 of the Sarbanes-Oxley Act of 2002).

97.01	—	Executive Compensation Clawback Policy–incorporated by reference to Exhibit 97.01 to Valero’s annual report on Form 10-K for the year ended December 31, 2023 (SEC File No. 001-13175).

***101.INS	—	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

***101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.

***101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

***101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.

***101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.

***101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

***104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically herewith.
+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.
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
(R. Lane Riggs)
Chairman of the Board, Chief Executive Officer and President
Date: February 25, 2026

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints R. Lane Riggs, Homer S. Bhullar, and Richard J. Walsh, or any of them, each with power to act without the other, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all subsequent amendments and supplements to this annual report on Form 10-K, and to file the same, or cause to be filed the same, with all exhibits thereto, and other documents or instruments in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power to do and perform each and every act and thing necessary, appropriate, or advisable to be done in connection with the above described matters, as fully to all intents and purposes as he or she might or could do in person, hereby qualifying, ratifying, and confirming all that said attorney-in-fact and agent or any substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Lane Riggs	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 25, 2026
(R. Lane Riggs)

/s/ Homer S. Bhullar	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2026
(Homer S. Bhullar)

/s/ Fred M. Diaz	Director	February 25, 2026
(Fred M. Diaz)

/s/ H. Paulett Eberhart	Director	February 25, 2026
(H. Paulett Eberhart)

/s/ Marie A. Ffolkes	Director	February 25, 2026
(Marie A. Ffolkes)

/s/ Kimberly S. Greene	Director	February 25, 2026
(Kimberly S. Greene)

/s/ Deborah P. Majoras	Director	February 25, 2026
(Deborah P. Majoras)

/s/ Eric D. Mullins	Director	February 25, 2026
(Eric D. Mullins)

/s/ Robert L. Reymond	Director	February 25, 2026
(Robert L. Reymond)

/s/ Randall J. Weisenburger	Director	February 25, 2026
(Randall J. Weisenburger)

/s/ Rayford Wilkins, Jr.	Director	February 25, 2026
(Rayford Wilkins, Jr.)