Form 10-Q
period 2026-03-31
VALERO ENERGY CORP/TX
filed 2026-04-30
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of April 24, 2026 was 296,932,782.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,733	$4,688
Receivables, net	13,410	9,877
Inventories	7,556	7,591
Prepaid expenses and other	1,126	1,054
Total current assets	27,825	23,210
Property, plant, and equipment, at cost	50,012	50,091
Accumulated depreciation	(22,899)	(22,474)
Property, plant, and equipment, net	27,113	27,617
Deferred charges and other assets, net	7,204	7,161
Total assets	$62,142	$57,988
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$1,026	$949
Accounts payable	13,403	10,139
Accrued expenses	1,313	1,403
Taxes other than income taxes payable	1,426	1,550
Income taxes payable	484	68
Total current liabilities	17,652	14,109
Debt and finance lease obligations, less current portion	10,465	9,670
Deferred income tax liabilities	4,725	5,146
Other long-term liabilities	2,366	2,458
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,002	6,981
Treasury stock, at cost; 376,566,299 and 374,561,457 common shares	(31,290)	(30,753)
Retained earnings	48,863	47,959
Accumulated other comprehensive loss	(712)	(469)
Total Valero Energy Corporation stockholders’ equity	23,870	23,725
Noncontrolling interests	3,064	2,880
Total equity	26,934	26,605
Total liabilities and equity	$62,142	$57,988

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues (a)	$32,381	$30,258
Cost of sales:
Cost of materials and other	26,185	26,048
Taxes other than income taxes	1,721	1,500
Operating expenses (excluding depreciation and amortization expense reflected below)	1,595	1,523
Depreciation and amortization expense	828	680
Total cost of sales	30,329	29,751
Asset impairment loss	—	1,131
Other operating expenses	24	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	285	261
Depreciation and amortization expense	12	11
Operating income (loss)	1,731	(900)
Other income, net	132	120
Interest and debt expense, net of capitalized interest	(140)	(137)
Income (loss) before income tax expense (benefit)	1,723	(917)
Income tax expense (benefit)	401	(265)
Net income (loss)	1,322	(652)
Less: Net income (loss) attributable to noncontrolling interests	59	(57)
Net income (loss) attributable to Valero Energy Corporation stockholders	$1,263	$(595)

Earnings (loss) per common share	$4.22	$(1.90)
Weighted-average common shares outstanding (in millions)	298	314

Earnings (loss) per common share – assuming dilution	$4.22	$(1.90)
Weighted-average common shares outstanding – assuming dilution (in millions)	298	314
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,725	$1,504

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$1,322	$(652)
Other comprehensive income (loss):
Foreign currency translation adjustment	(194)	162
Net gain (loss) on pension and other postretirement benefits	(4)	1
Net gain (loss) on cash flow hedges	(129)	3
Other comprehensive income (loss) before income tax expense (benefit)	(327)	166
Income tax expense (benefit) related to items of other comprehensive income (loss)	(19)	1
Other comprehensive income (loss)	(308)	165
Comprehensive income (loss)	1,014	(487)
Less: Comprehensive loss attributable to noncontrolling interests	(6)	(55)
Comprehensive income (loss) attributable to Valero Energy Corporation stockholders	$1,020	$(432)

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2025	$7	$6,981	$(30,753)	$47,959	$(469)	$23,725	$2,880	$26,605
Net income	—	—	—	1,263	—	1,263	59	1,322
Dividends on common stock ($1.20 per share)	—	—	—	(359)	—	(359)	—	(359)
Stock-based compensation expense	—	48	—	—	—	48	—	48
Transactions in connection with stock-based compensation plans	—	(27)	27	—	—	—	—	—
Purchases of common stock for treasury	—	—	(564)	—	—	(564)	—	(564)
Contributions from noncontrolling interests	—	—	—	—	—	—	190	190
Other comprehensive loss	—	—	—	—	(243)	(243)	(65)	(308)
Balance as of March 31, 2026	$7	$7,002	$(31,290)	$48,863	$(712)	$23,870	$3,064	$26,934

Balance as of December 31, 2024	$7	$6,939	$(28,178)	$47,016	$(1,272)	$24,512	$3,009	$27,521
Net loss	—	—	—	(595)	—	(595)	(57)	(652)
Dividends on common stock ($1.13 per share)	—	—	—	(356)	—	(356)	—	(356)
Stock-based compensation expense	—	37	—	—	—	37	—	37
Transactions in connection with stock-based compensation plans	—	(32)	33	—	—	1	—	1
Purchases of common stock for treasury	—	—	(272)	—	—	(272)	—	(272)
Distributions to noncontrolling interests	—	—	—	—	—	—	(129)	(129)
Other comprehensive income	—	—	—	—	163	163	2	165
Balance as of March 31, 2025	$7	$6,944	$(28,417)	$46,065	$(1,109)	$23,490	$2,825	$26,315

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,322	$(652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	840	691
Asset impairment loss	—	1,131
Deferred income tax benefit	(397)	(324)
Changes in operating assets and liabilities:
Current assets and current liabilities (see Note 11)	(303)	157
Deferred charges and other assets	(41)	(74)
Long-term liabilities	(82)	3
Other operating activities, net	51	20
Net cash provided by operating activities	1,390	952
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(160)	(189)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(4)	(59)
Other VIEs	(1)	(1)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(254)	(374)
Deferred turnaround and catalyst cost expenditures of DGD	(29)	(36)
Investments in nonconsolidated joint ventures	—	(1)
Other investing activities, net	48	25
Net cash used in investing activities	(400)	(635)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	2,700	2,449
Proceeds from debt borrowings of DGD	350	50
Repayments of debt and finance lease obligations (excluding VIEs)	(1,904)	(2,047)
Repayments of debt and finance lease obligations of VIEs:
DGD	(257)	(57)
Other VIEs	(14)	(12)
Purchases of common stock for treasury	(573)	(274)
Common stock dividend payments	(359)	(356)
Contributions from noncontrolling interests	190	—
Distributions to noncontrolling interests	—	(129)
Other financing activities, net	(9)	(6)
Net cash provided by (used in) financing activities	124	(382)
Effect of foreign exchange rate changes on cash	(67)	43
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,047	(22)
Cash, cash equivalents, and restricted cash at beginning of period (a)	4,865	4,829
Cash, cash equivalents, and restricted cash at end of period (a)	$5,912	$4,807
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

These interim unaudited financial statements were prepared in conformity with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, these interim unaudited financial statements reflect all adjustments considered necessary for a fair statement of our results for the interim period presented. All such adjustments are of a normal recurring nature unless otherwise disclosed. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These interim unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.

The balance sheet as of December 31, 2025 has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2026 presentation. The changes were due to the separate presentation of (i) taxes other than income taxes, which were previously included in cost of materials and other in our statements of income and (ii) changes in deferred charges and other assets and changes in long-term liabilities, which were previously included in “changes in deferred charges and credits and other operating activities, net” in our statements of cash flows. In addition, prior year amounts that were presented separately for activities related to investments in available-for-sale (AFS) debt securities have been reclassified to “other investing activities, net” in our statements of cash flows.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    IMPAIRMENT AND OTHER MATTERS

In March 2025, we approved a plan to idle the processing units and cease refining operations at our Benicia Refinery by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result of these actions, the following impacts were recorded in our Refining segment:

•During the first quarter of 2025, we evaluated the Benicia and Wilmington refineries for potential impairment and concluded that their carrying values were not recoverable as of March 31, 2025. Therefore, we recognized a combined asset impairment loss of $1.1 billion.

•Included in the recoverability assessments discussed above was the recognition of expected asset retirement obligations of $337 million. During the three months ended March 31, 2026, we settled approximately $100 million of the asset retirement obligation related to our Benicia Refinery.

•We shortened the estimated useful life of the Benicia Refinery, and as a result, have been depreciating the revised carrying value of the net property, plant, and equipment and other noncurrent assets since April 2025 to the estimated salvage value. Accordingly, we recorded incremental depreciation of approximately $100 million in depreciation and amortization expense in the three months ended March 31, 2026.

•We implemented a transition plan for the affected employees of the Benicia Refinery, which includes retention incentive payments and separation benefits. During the third quarter of 2025, we recognized a liability of $50 million for these one-time costs, which was included in operating expenses (excluding depreciation and amortization expense). A portion of this amount was paid to eligible employees during the first quarter of 2026 and we expect to distribute the remaining balance by the end of the second quarter of 2026.

•During the fourth quarter of 2025, we reduced certain inventory levels related to our California operations that resulted in the liquidation of last-in, first-out (LIFO) inventory layers with historical costs higher than current costs. As a result, cost of materials and other increased by $37 million.

During the first quarter of 2026, we began idling the processing units through a phased approach and ceased operation of the fuel production units at our Benicia Refinery. In accordance with our plan, full idling of all processing units was completed in April 2026. While we evaluate potential redevelopment options for the future use of the refinery property, we plan to maintain all required operating permits and keep the facilities in a safe, clean, and idled condition. In addition, we expect to continue to fulfill our contractual obligations to customers in the Northern California market through imports or other alternative supply arrangements. Beginning in the second quarter of 2026, activities associated with the decommissioning and redevelopment of our Benicia Refinery will be reported within other corporate expenses in our segment information, as disclosed in Note 10.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.    INVENTORIES

Inventories consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Refinery feedstocks	$1,629	$1,880
Refined petroleum products and blendstocks	4,317	4,182
Renewable diesel feedstocks and products	867	809
Ethanol feedstocks and products	335	314
Materials and supplies	408	406
Inventories	$7,556	$7,591

As of March 31, 2026 and December 31, 2025, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $11.2 billion and $2.6 billion, respectively. Our non-LIFO inventories accounted for $1.3 billion and $1.2 billion of our total inventories as of March 31, 2026 and December 31, 2025, respectively.

4.    DEBT

Public Debt
On March 10, 2026, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036. Proceeds from this debt issuance totaled $850 million before deducting the underwriting discount and other debt issuance costs.

In February 2025, we issued $650 million of 5.150 percent Senior Notes due February 15, 2030. Proceeds from this debt issuance totaled $649 million before deducting the underwriting discount and other debt issuance costs. We used a portion of the net proceeds to repay the $189 million outstanding principal balance of our 3.65 percent Senior Notes that matured on March 15, 2025 and the $251 million outstanding principal balance of our 2.850 percent Senior Notes that matured on April 15, 2025.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			March 31, 2026
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	October 2030	$—	$2	$3,998
Accounts receivable sales facility	1,300	July 2026	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver (c)	400	February 2029	100	39	261
DGD Loan Agreement (d)	100	June 2029	—	n/a	100
IEnova Revolver (e)	1,000	February 2028	10	n/a	990
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	6	n/a
Uncommitted facility of VIE (b):
DGD letter of credit facility	n/a	n/a	n/a	68	n/a
________________________
(a)Letters of credit issued as of March 31, 2026 expire at various times in 2026 through 2027.
(b)Creditors of the VIEs do not have recourse against us.
(c)In February 2026, DGD amended this unsecured revolving credit facility with a syndicate of financial institutions (the DGD Revolver) to (i) extend the maturity date to February 2029 and (ii) modify the reference interest rates from an adjusted term SOFR, a secured overnight financing rate (SOFR), to the term SOFR, and from an adjusted daily simple SOFR to the daily simple SOFR. The variable interest rate on the DGD Revolver was 6.169 percent as of March 31, 2026.
(d)In February 2026, DGD amended its unsecured revolving loan agreement with its members (the DGD Loan Agreement) to extend the maturity date to June 2029. The amounts shown for the DGD Loan Agreement represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation.
(e)Central Mexico Terminals (defined in Note 7) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 7). The variable interest rate on the IEnova Revolver was 7.511 percent and 7.835 percent as of March 31, 2026 and December 31, 2025, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Borrowings:
Accounts receivable sales facility	$1,850	$1,800
DGD Revolver	300	50
DGD Loan Agreement	50	—
IEnova Revolver	—	—
Repayments:
Accounts receivable sales facility	(1,850)	(1,800)
DGD Revolver	(200)	(50)
DGD Loan Agreement	(50)	—
IEnova Revolver	(14)	(12)
Other Disclosures
“Interest and debt expense, net of capitalized interest” was comprised as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Interest and debt expense	$146	$142
Less: Capitalized interest	6	5
Interest and debt expense, net of capitalized interest	$140	$137

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    COMMITMENTS AND CONTINGENCIES

Port Arthur Refinery Fire
On March 23, 2026, our Port Arthur Refinery experienced a fire in one of the refinery’s distillate hydrotreater units that prompted a full shut-down of the refinery. As of the date of this quarterly report on Form 10-Q, the Port Arthur Refinery has resumed operations at reduced capacity and efforts remain ongoing to determine the ultimate cause of the incident, assess the full extent of the damages, and implement a plan for making any repairs or replacements. We currently expect that the incident will result in additional capital expenditures in 2026, which should be covered by insurance, subject to our self-insured retention. However, the ultimate timing and amount of any such capital expenditures and insurance proceeds are currently uncertain and are not reasonably estimable at this time. Such capital expenditures may also occur in a different period than when any insurance proceeds may be received. Uncertainties remain with respect to the ultimate outcomes from this incident and the resulting impact on our financial position, results of operations, and cash flows.

We have received a number of lawsuits, including a proposed class action lawsuit, alleging personal injury, property damage, and nuisance in the adjacent community. Several of these actions seek unspecified damages in excess of $1 million. While we intend to vigorously defend against such pending actions, the ultimate outcomes and impacts thereof are currently uncertain and any potential losses or damages cannot be reasonably estimated at this time. We continue to work cooperatively with various regulatory authorities reviewing the incident and discussions are ongoing. As of the date of this quarterly report on Form 10-Q, no formal regulatory actions or proceedings have been commenced. Regulatory actions or proceedings, if any, that may arise in the future, are currently uncertain and we are unable to make any reasonable estimates with respect thereto at this time.

Trade and Other Policy Matters
The U.S. federal government under the current administration implemented new or revised tariffs that negatively impacted our business, particularly our Renewable Diesel segment, during 2025 and into 2026, including those implemented pursuant to the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were invalid. On April 20, 2026, the U.S. Customs and Border Protection (CBP) launched a system that was developed to process IEEPA tariff refund claims. Based on the eligibility parameters established by the CBP for the initial phase of the refund process, DGD prepared and filed a refund claim in the amount of $51 million, which has been accepted by the CBP. In accordance with the accounting for gain contingencies, we recorded a receivable for this amount in April 2026. We will continue to monitor developments related to trade and tariff-related matters and evaluate their potential effects on our business, financial position, results of operations, and cash flows.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. During the three months ended March 31, 2026 and 2025, we purchased for treasury 2,327,023 shares and 2,074,605 shares, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Remaining Available for Purchase as of March 31, 2026
September 2024 Program	September 19, 2024	$2,500	$1,206
February 2026 Program	February 25, 2026	2,500	2,500

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended March 31,
	2026				2025
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(602)	$130	$3	$(469)	$(1,264)	$(2)	$(6)	$(1,272)
Other comprehensive income (loss) before reclassifications	(190)	—	(74)	(264)	162	—	(1)	161
Amounts reclassified from accumulated other comprehensive loss	—	(1)	24	23	—	(2)	2	—
Effect of exchange rates	—	(2)	—	(2)	—	2	—	2
Other comprehensive income (loss)	(190)	(3)	(50)	(243)	162	—	1	163
Balance as of end of period	$(792)	$127	$(47)	$(712)	$(1,102)	$(2)	$(5)	$(1,109)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of March 31, 2026, the significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates two plants that process waste and renewable feedstocks (predominantly animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils (DCOs)) into renewable diesel, renewable naphtha, and neat sustainable aviation fuel (SAF)1; and

•Central Mexico Terminals, a collective group of three subsidiaries of Infraestructura Energética Nova, S.A.P.I. de C.V. (IEnova), which is a Mexican company and indirect subsidiary of Sempra Energy, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
March 31, 2026
Assets
Cash and cash equivalents	$162	$2	$31	$195
Other current assets	1,496	20	86	1,602
Property, plant, and equipment, net	3,593	614	61	4,268
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$341	$36	$2	$379
Debt and finance lease obligations, less current portion	609	—	—	609
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

8.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2026	2025	2026	2025
Three months ended March 31
Service cost	$27	$27	$1	$1
Interest cost	32	34	3	3
Expected return on plan assets	(58)	(55)	—	—
Amortization of:
Net actuarial gain	(2)	(2)	(2)	(2)
Prior service cost	2	2	—	—
Settlement loss	1	1	—	—
Net periodic benefit cost	$2	$7	$2	$2

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Earnings (loss) per common share:
Net income (loss) attributable to Valero stockholders	$1,263	$(595)
Less: Income allocated to participating securities	4	1
Net income (loss) available to common stockholders	$1,259	$(596)

Weighted-average common shares outstanding	298	314

Earnings (loss) per common share	$4.22	$(1.90)

Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Valero stockholders	$1,263	$(595)
Less: Income allocated to participating securities	4	1
Net income (loss) available to common stockholders	$1,259	$(596)

Weighted-average common shares outstanding	298	314
Effect of dilutive securities	—	—
Weighted-average common shares outstanding – assuming dilution	298	314

Earnings (loss) per common share – assuming dilution	$4.22	$(1.90)

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan. Dilutive securities include participating securities. For the three months ended March 31, 2026 and 2025, we computed earnings (loss) per common share – assuming dilution using the two-class method and included dilutive securities as appropriate.

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

Contract Balances
Contract balances were as follows (in millions):

	March 31, 2026	December 31, 2025
Receivables from contracts with customers, included in receivables, net	$8,610	$6,233
Contract liabilities, included in accrued expenses	61	60

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of March 31, 2026, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations. See Note 2 for additional information regarding contractual obligations related to our Benicia Refinery.

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

•The Renewable Diesel segment includes the operations of DGD, a consolidated joint venture as discussed in Note 7, and the associated activities to market low-carbon fuels. The principal products manufactured by DGD and sold by this segment are renewable diesel, renewable naphtha, and neat SAF. This segment sells some renewable diesel and neat SAF to the Refining

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
segment for blending into petroleum-based diesel and conventional jet fuel, respectively, which is then sold to that segment’s customers as finished product.
•The Ethanol segment includes the operations of our ethanol plants and the associated activities to market our ethanol and co-products. The principal products manufactured by our ethanol plants are ethanol and distillers grains. This segment sells some ethanol to the Refining segment for blending into gasoline, which is sold to that segment’s customers as a finished gasoline product.

Operations that are not included in any of the reportable segments are included in the corporate and other category. As discussed in Note 2, beginning in the second quarter of 2026, activities associated with the decommissioning and redevelopment of our Benicia Refinery will be reported within other corporate expenses.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our reportable segments and include the reconciliation to our consolidated income (loss) before income tax expense (benefit) (in millions):

	Refining	Renewable Diesel	Ethanol	Total
Three months ended March 31, 2026
Revenues:
Revenues from external customers	$30,805	$711	$865	$32,381
Intersegment revenues	2	703	302	1,007
	30,807	1,414	1,167	33,388

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(1,007)
Total consolidated revenues				$32,381
Less:
Cost of sales:
Cost of materials and other (a)	25,178	1,112	894
Taxes other than income taxes	1,721	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,346	85	164
Depreciation and amortization expense	732	78	19
Total cost of sales	28,977	1,275	1,077
Other operating expenses	24	—	—
Operating income by segment	$1,806	$139	$90	$2,035

Reconciliation of operating income by segment to income before income tax expense
Elimination of intersegment profits				(7)
Unallocated amounts:
Other corporate expenses (b)				(297)
Other income, net				132
Interest and debt expense, net of capitalized interest				(140)
Income before income tax expense				$1,723

Other segment disclosures
Segment assets	$47,506	$5,634	$1,569	$54,709
Expenditures for long-lived assets (c)	402	33	7	442
________________________
See notes on page 19.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Three months ended March 31, 2025
Revenues:
Revenues from external customers	$28,757	$493	$1,008	$30,258
Intersegment revenues	2	407	217	626
	28,759	900	1,225	30,884

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(626)
Total consolidated revenues				$30,258
Less:
Cost of sales:
Cost of materials and other (a)	24,769	895	1,032
Taxes other than income taxes	1,500	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,291	78	154
Depreciation and amortization expense	594	68	19
Total cost of sales	28,154	1,041	1,205
Asset impairment loss	1,131	—	—
Other operating expenses	4	—	—
Operating income (loss) by segment	$(530)	$(141)	$20	$(651)

Reconciliation of operating income (loss) by segment to loss before income tax benefit
Elimination of intersegment losses				23
Unallocated amounts:
Other corporate expenses (b)				(272)
Other income, net				120
Interest and debt expense, net of capitalized interest				(137)
Loss before income tax benefit				$(917)

Other segment disclosures
Segment assets	$45,755	$5,283	$1,621	$52,659
Expenditures for long-lived assets (c)	533	95	8	636
________________________
(a)Cost of materials and other is net of the clean fuel production credit on qualifying sales of certain low-carbon transportation fuels of $178 million and $20 million for our Renewable Diesel and Ethanol segments, respectively, in the three months ended March 31, 2026 and $51 million for our Renewable Diesel segment in the three months ended March 31, 2025.
(b)Other corporate expenses include general and administrative expenses and depreciation and amortization expense, as reflected in our consolidated statements of income on page 2.
(c)Total expenditures for long-lived assets include amounts related to capital expenditures and deferred turnaround and catalyst costs.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets for reportable segments reconciled to our consolidated assets were as follows (in millions):

	March 31, 2026	December 31, 2025
Total assets for reportable segments	$54,709	$51,316
Corporate assets	7,807	6,938
Elimination of intercompany receivables and other assets	(374)	(266)
Total consolidated assets	$62,142	$57,988

Expenditures for long-lived assets for reportable segments reconciled to our consolidated expenditures for long-lived assets were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Expenditures for long-lived assets for reportable segments	$442	$636
Corporate expenditures for long-lived assets	6	23
Total consolidated expenditures for long-lived assets	$448	$659

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended March 31,
	2026	2025
Refining:
Gasolines and blendstocks	$12,431	$12,374
Distillates	15,461	13,376
Other product revenues	2,913	3,007
Total Refining revenues	30,805	28,757
Renewable Diesel:
Renewable diesel	566	391
Renewable naphtha	37	39
Neat SAF	108	63
Total Renewable Diesel revenues	711	493
Ethanol:
Ethanol	676	787
Distillers grains	189	221
Total Ethanol revenues	865	1,008
Revenues	$32,381	$30,258

As of March 31, 2026 and December 31, 2025, our investments in nonconsolidated joint ventures accounted for under the equity method were $680 million and $684 million, respectively, all of which

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related to the Refining segment and are reflected in “deferred charges and other assets, net” in our balance sheets.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income (loss) is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Decrease (increase) in current assets:
Receivables, net	$(3,707)	$(457)
Inventories	(16)	693
Prepaid expenses and other	(71)	63
Increase (decrease) in current liabilities:
Accounts payable	3,310	(42)
Accrued expenses	(102)	(13)
Taxes other than income taxes payable	(139)	(84)
Income taxes payable	422	(3)
Changes in current assets and current liabilities	$(303)	$157

Changes in current assets and current liabilities for the three months ended March 31, 2026 were primarily due to the following:

•The increase in receivables was due to an increase in refined petroleum product prices combined with an increase in related sales volumes in March 2026 compared to December 2025; and

•The increase in accounts payable was due to an increase in crude oil and other feedstock prices combined with an increase in related volumes purchased in March 2026 compared to December 2025.
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Interest paid in excess of amount capitalized, including interest on finance leases	$96	$84
Income taxes paid, net	63	35

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Three Months Ended March 31,
	2026		2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$138	$29	$127	$29
Financing cash flows	—	61	—	65
Changes in lease balances resulting from new and modified leases	118	—	100	10

There were no significant noncash investing and financing activities during the three months ended March 31, 2026 or 2025, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of March 31, 2026 and December 31, 2025.

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

	March 31, 2026
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$5,199	$—	$—	$5,199	$(5,100)	$—	$99	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Clean fuel production credits	—	—	140	140	n/a	n/a	140	n/a
Investments of certain benefit plans	90	—	4	94	n/a	n/a	94	n/a
Investments in AFS debt securities	—	28	—	28	n/a	n/a	28	n/a
Foreign currency contracts	10	—	—	10	n/a	n/a	10	n/a
Total	$5,299	$30	$144	$5,473	$(5,100)	$—	$373

Liabilities
Commodity derivative contracts	$5,444	$—	$—	$5,444	$(5,100)	$(344)	$—	$(166)
Physical purchase contracts	—	7	—	7	n/a	n/a	7	n/a
Blending program obligations	—	149	—	149	n/a	n/a	149	n/a
Total	$5,444	$156	$—	$5,600	$(5,100)	$(344)	$156

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$490	$—	$—	$490	$(448)	$(7)	$35	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Clean fuel production credits	—	—	55	55	n/a	n/a	55	n/a
Investments of certain benefit plans	92	—	4	96	n/a	n/a	96	n/a
Investments in AFS debt securities	1	26	—	27	n/a	n/a	27	n/a
Total	$583	$27	$59	$669	$(448)	$(7)	$214

Liabilities
Commodity derivative contracts	$453	$—	$—	$453	$(448)	$(5)	$—	$(39)
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Blending program obligations	—	85	—	85	n/a	n/a	85	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$455	$89	$—	$544	$(448)	$(5)	$91

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

•Investments in AFS debt securities consist primarily of commercial paper and U.S. government treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three months ended March 31, 2026 and 2025.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments
Our financial instruments include cash and cash equivalents, restricted cash, receivables, investments of certain benefit plans, investments in AFS debt securities, payables, debt obligations, operating and finance lease obligations, commodity derivative contracts, and foreign currency contracts. The estimated fair values of cash and cash equivalents, restricted cash, receivables, payables, and operating and finance lease obligations approximate their carrying amounts; the carrying value and fair value of debt are shown in the table below (in millions).

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$9,191	$9,051	$8,261	$8,190

Investments of certain benefit plans, investments in AFS debt securities, commodity derivative contracts, and foreign currency contracts are recognized at their fair values as shown in “Recurring Fair Value Measurements” above.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We primarily use commodity derivative instruments that are either designated as cash flow hedges or entered into for economic hedging purposes. While both types of derivatives are used to manage exposure to commodity price risk, they differ in their risk management focus and accounting treatment, as described below.

•Cash flow hedges – Cash flow hedges are derivative instruments that are formally designated and qualify for hedge accounting. The objective of these hedges is to reduce variability in cash flows by locking in the price of forecasted purchases and/or product sales at market prices.
•Economic hedges – Economic hedges are derivative instruments that are not designated as hedging instruments for accounting purposes. These derivatives are primarily used to manage exposure to commodity price volatility associated with certain feedstock and product inventories and, in some cases, forecasted purchases and/or product sales. Although economic hedges may achieve similar economic risk management objectives as cash flow hedges, changes in their fair value are recognized currently in our statements of income.

As of March 31, 2026, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

Notional Contract Volumes by Year of Maturity
2026
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	2,071

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	180,088
Futures – short	186,476
Options – long	100
Corn:
Futures – long	55,960
Futures – short	112,600
Physical contracts – long	55,130

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $653 million and $332 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are reflected in cost of materials and other.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of March 31, 2026, we had foreign currency contracts to purchase $530 million of U.S. dollars. These commitments matured on or before April 24, 2026.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of March 31, 2026 and December 31, 2025 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	March 31, 2026		December 31, 2025
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$193	$363	$31	$7

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$5,006	$5,081	$459	$446
Physical purchase contracts	Inventories	2	7	1	4
Foreign currency contracts	Receivables, net	10	—	—	—
Foreign currency contracts	Accrued expenses	—	—	—	2
Total		$5,018	$5,088	$460	$452

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

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Three Months Ended March 31,
		2026	2025
Commodity contracts:
Loss recognized in other comprehensive income (loss)	n/a	$(190)	$(4)
Loss reclassified from accumulated other comprehensive loss into income	Revenues	(61)	(7)

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, cash flow hedges primarily related to forecasted sales of renewable diesel. As of March 31, 2026, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2026 and 2025 are described in Note 6.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2026	2025
Commodity contracts	Revenues	$(168)	$—
Commodity contracts	Cost of materials and other	174	(18)
Foreign currency contracts	Cost of materials and other	17	(4)

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
•our plans, actions, assets, and operations in California and expected timing and cost of obligations and other financial statement, operational, or strategic impacts;
•our anticipated level of capital investments, including deferred turnaround and catalyst cost and other capital expenditures, our expected allocation between, and/or within, growth capital expenditures and sustaining capital expenditures, capital expenditures for environmental and other purposes, and joint venture investments, the expected costs and timing applicable to such capital investments and any related projects, as well as any insurance proceeds related thereto, and the effect of those capital investments on our business, financial condition, results of operations, and liquidity;
•our anticipated level of cash distributions or contributions, such as our dividend payment rate and contributions to our pension plans and other postretirement benefit plans;
•our ability to meet future cash and credit requirements, whether from funds generated from our operations or our ability to access financial markets effectively, and expectations regarding our liquidity and future sources and uses of cash;
•our evaluation of, and expectations regarding, any future activity under our share purchase program or transactions involving our debt securities, including the use of proceeds from any debt offering;

•anticipated trends in the supply of, and demand for, crude oil and other feedstocks, refined petroleum products, renewable diesel, SAF, ethanol, and corn-related co-products in the regions where we operate, as well as globally;
•expectations regarding environmental, tax, and other legal or regulatory matters, including the matters discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, the anticipated amounts and timing of payment with respect to our deferred tax liabilities, unrecognized tax benefits, matters impacting our ability to repatriate cash held by our foreign subsidiaries, tariffs and refund claims, and the anticipated or potential effects thereof on our business, financial condition, results of operations, and liquidity;
•the effect of general economic and other conditions, including inflation and economic activity levels, on refining, renewable diesel, SAF, and ethanol industry fundamentals, as well as our capital allocation;
•expectations regarding our risk management activities, including the anticipated effects of our hedge transactions;
•expectations regarding the matters discussed in Note 5 of Condensed Notes to Consolidated Financial Statements;
•expectations regarding our counterparties and VIEs, including our ability to pass on increased compliance costs and timely collect receivables, and the credit risk within our accounts receivable or accounts payable;
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel regulations, policies, and standards issued by governments across the world to address greenhouse gas (GHG) emissions and the percentage of low-carbon fuels in the transportation fuel mix, including, but not limited to, the Renewable and Low-Carbon Fuel Programs, blending and tax credits, efficiency standards, or other waivers, benefits, or incentives that impact the demand for low-carbon fuels; and
•expectations regarding our low-carbon fuels strategy, publicly disclosed GHG emissions reductions/displacements target, and our current, former, and any future low-carbon projects.

We based our forward-looking statements on our current expectations, estimates, and projections about ourselves, current and potential counterparties, our industry, and the global economy and financial markets generally. We caution that these statements are not guarantees of future performance or results and involve known and unknown risks and uncertainties, the ultimate outcomes of which we cannot predict with certainty. In addition, we based many of these forward-looking statements on assumptions about future events, the ultimate outcomes of which we cannot predict with certainty and which may prove to be inaccurate. Accordingly, actual performance or results may differ materially from the future performance or results that we have expressed, suggested, or forecast in the forward-looking statements. Differences between actual performance or results and any future performance or results expressed, suggested, or forecast in these forward-looking statements could result from a variety of factors, including the following:

•the effects arising out of global geopolitical and other conflicts and tensions, including with respect to changes in trade flows and impacts to crude oil and other markets, as well as actions in response to supply and demand imbalances for refined petroleum products;
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
•the effects of war or hostilities, and political and economic conditions, in or affecting geographic areas that produce crude oil or other feedstocks, are key areas for crude oil and refined petroleum product transportation, or consume refined petroleum products, renewable diesel, SAF, ethanol, or corn-related co-products;
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
•the levels of government subsidies for, and executive orders, mandates, or other policies with respect to, alternative fuels, alternative-fuel vehicles, and other low-carbon technologies or initiatives, including those related to carbon sequestration, carbon capture and storage, and low-carbon fuels, including ethanol blending levels, or affecting the price of natural gas, electricity, and/or water;
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
•changing economic, regulatory, and political environments and related events in the various countries in which we operate or otherwise do business, including tariffs, duties, and other trade restrictions, including any refunds related thereto, de-globalized supply chains or the diversification of historic trade patterns, expropriation or impoundment of assets, failure of foreign governments and state-owned entities to honor their contracts, property disputes, economic instability, restrictions on the transfer of funds, duties and tariffs and their effects on trading relationships, transportation delays, import and export controls, labor unrest, security issues involving key personnel, and decisions, investigations, regulations, issuances or revocations of permits and other authorizations, government shutdowns, and other actions, policies, and initiatives by federal, state, local, and other jurisdictions applicable to us;
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
•the adequacy of capital resources and liquidity, including availability, timing, and amounts of cash flow, cash requirements, or our ability to borrow or access financial markets;
•the costs, disruption, and diversion of resources associated with lawsuits, proceedings, demands, or investigations, or campaigns and negative publicity commenced by government authorities, investors, stakeholders, or other interested parties;
•overall economic conditions, including the stability and liquidity of financial markets, and the effect thereof on consumer demand; and
•other factors generally described in the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2025.

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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. Refer to the tables in note (b), beginning on page 44, for the reconciliations of Refining, Renewable Diesel, and Ethanol segment margin and adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) to their most directly comparable GAAP financial measures. Also in note (b), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 49 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 48, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the first quarter of 2026 benefited from strong global demand for petroleum-based transportation fuels amid constrained worldwide supply. Geopolitical developments disrupted global commodity markets and further limited refining capacity, exacerbating the imbalance between supply and demand. These conditions led to higher market prices for petroleum-based transportation fuels, as well as increased prices for crude oil and other feedstocks used in their production. Despite higher feedstock costs, the spread between product prices and input costs resulted in strong refining margins during the first quarter of 2026. However, refining margins remain sensitive to changes in global supply and demand dynamics, feedstock costs, and geopolitical developments, and sustained price volatility or shifts in these factors could impact future results.

Our results for the first quarter of 2026 were also impacted by actions taken under our plan with respect to the operations of our Benicia Refinery. During the quarter, we began idling the processing units through a phased approach and ceased operation of the fuel production units. In accordance with our plan, full idling of all processing units was completed in April 2026. See Note 2 of Condensed Notes to Consolidated Financial Statements for additional information related to our Benicia Refinery.

In addition, on March 23, 2026, our Port Arthur Refinery experienced a fire in one of its distillate hydrotreater units, which prompted a full shut-down of the refinery. As of the date of this quarterly report on Form 10-Q, the refinery has resumed operations at reduced capacity. This incident did not have a material effect on our results of operations for the first quarter of 2026. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to this event.
The strong demand for our products and continued strength in refining margins are the primary contributors to us reporting $1.3 billion of net income attributable to Valero stockholders for the first quarter of 2026. Our operating results, including operating results by segment, are described in the following summary under “First Quarter Results” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 37.

Our operations generated $1.4 billion of cash during the first quarter of 2026. Also, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036 during the first quarter of 2026, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. The cash generated by our operations was used to make $448 million of capital investments in our business and return $932 million to our stockholders through purchases of common stock for treasury and dividend payments. As a result of these items, along with the net proceeds from our debt issuance and other activities, our cash, cash equivalents, and restricted cash increased by $1.0 billion during the first quarter of 2026 to $5.9 billion as of March 31, 2026. We had $10.8 billion in liquidity as of March 31, 2026. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 46.

First Quarter Results
For the first quarter of 2026, we reported net income attributable to Valero stockholders of $1.3 billion compared to a net loss of $595 million for the first quarter of 2025. The increase of $1.9 billion was primarily due to an increase in operating income of $2.6 billion, partially offset by an increase in income tax expense of $666 million. The details of our operating income (loss) and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (b) beginning on page 44.

	Three Months Ended March 31,
	2026	2025	Change
Refining segment:
Operating income (loss)	$1,806	$(530)	$2,336
Adjusted operating income	1,830	605	1,225
Renewable Diesel segment:
Operating income (loss)	139	(141)	280
Ethanol segment:
Operating income	90	20	70
Total company:
Operating income (loss)	1,731	(900)	2,631
Adjusted operating income	1,755	235	1,520

While our operating income increased by $2.6 billion in the first quarter of 2026 compared to the first quarter of 2025, adjusted operating income increased by $1.5 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $1.2 billion primarily due to higher distillate (primarily diesel) margins, an increase in crude oil differentials,

and an increase in throughput volumes, partially offset by lower gasoline margins and an increase in depreciation and amortization expense.

•Renewable Diesel segment. Renewable Diesel segment operating income increased by $280 million primarily due to higher product prices (primarily renewable diesel) and an increase in clean fuel production credits recognized on qualifying sales, partially offset by higher feedstock prices.

•Ethanol segment. Ethanol segment operating income increased by $70 million primarily due to lower corn prices, the recognition of clean fuel production credits in 2026, and an increase in production volumes.

Outlook
Many uncertainties exist with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic and geopolitical activity and the resulting impact on product supply and demand, we have noted several factors below that have impacted or may impact our results of operations during the second quarter of 2026.

•Global demand for gasoline, diesel, and jet fuel remains strong; however, demand growth has moderated amid market disruptions related to conflict in the Middle East.

•Continued disruption to global refining capacity is expected due to unplanned outages at refineries and export infrastructure in the Middle East and Russia resulting from ongoing conflicts in those regions as well as reduced production in other regions driven by crude supply constraints. As a result, global refined product inventories are expected to remain low.

•Crude oil differentials are expected to remain volatile as reductions in Middle Eastern sour crude oil production are expected to be only partially offset by incremental crude oil supply from other regions. In addition, ongoing conflict in the Middle East continues to disrupt global transportation routes, resulting in higher freight costs that could contribute to further volatility in the crude oil market.

•Renewable diesel demand is expected to rise driven by an increase in the renewable volume obligations (RVOs) imposed by the EPA for 2026 and 2027, particularly with respect to biomass-based diesel.

•Ethanol demand is expected to follow typical seasonal patterns.

•On March 23, 2026, our Port Arthur Refinery experienced a fire in one of the refinery’s distillate hydrotreater units, which is more fully discussed in Note 5 of Condensed Notes to Consolidated Financial Statements. As of the date of this quarterly report on Form 10-Q, the Port Arthur Refinery has resumed operations at reduced capacity. For the second quarter of 2026, we expect throughput volumes for our Gulf Coast region to range between 1.690 to 1.740 million barrels per day, which reflects the anticipated reduction in volumes for our Port Arthur Refinery.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (b) beginning on page 44, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 44 through 46.

First Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended March 31, 2026
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$30,805	$711	$865	$—	$32,381
Intersegment revenues	2	703	302	(1,007)	—
Total revenues	30,807	1,414	1,167	(1,007)	32,381
Cost of sales:
Cost of materials and other	25,178	1,112	894	(999)	26,185
Taxes other than income taxes	1,721	—	—	—	1,721
Operating expenses (excluding depreciation and amortization expense reflected below)	1,346	85	164	—	1,595
Depreciation and amortization expense	732	78	19	(1)	828
Total cost of sales	28,977	1,275	1,077	(1,000)	30,329
Other operating expenses	24	—	—	—	24
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	285	285
Depreciation and amortization expense	—	—	—	12	12
Operating income by segment	$1,806	$139	$90	$(304)	1,731
Other income, net					132
Interest and debt expense, net of capitalized interest					(140)
Income before income tax expense					1,723
Income tax expense					401
Net income					1,322
Less: Net income attributable to noncontrolling interests					59
Net income attributable to Valero Energy Corporation stockholders					$1,263

First Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended March 31, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$28,757	$493	$1,008	$—	$30,258
Intersegment revenues	2	407	217	(626)	—
Total revenues	28,759	900	1,225	(626)	30,258
Cost of sales:
Cost of materials and other	24,769	895	1,032	(648)	26,048
Taxes other than income taxes	1,500	—	—	—	1,500
Operating expenses (excluding depreciation and amortization expense reflected below)	1,291	78	154	—	1,523
Depreciation and amortization expense	594	68	19	(1)	680
Total cost of sales	28,154	1,041	1,205	(649)	29,751
Asset impairment loss (a)	1,131	—	—	—	1,131
Other operating expenses	4	—	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	261	261
Depreciation and amortization expense	—	—	—	11	11
Operating income (loss) by segment	$(530)	$(141)	$20	$(249)	(900)
Other income, net					120
Interest and debt expense, net of capitalized interest					(137)
Loss before income tax benefit					(917)
Income tax benefit					(265)
Net loss					(652)
Less: Net loss attributable to noncontrolling interests					(57)
Net loss attributable to Valero Energy Corporation stockholders					$(595)

First Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended March 31,
	2026	2025
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$77.92	$74.89
Brent less West Texas Intermediate (WTI) crude oil	5.94	3.43
Brent less WTI Houston crude oil	4.33	2.08
Brent less Dated Brent crude oil	(2.68)	(0.75)
Brent less Argus Sour Crude Index crude oil	4.95	2.56
Brent less Maya crude oil	11.48	9.79
Brent less Western Canadian Select Houston crude oil	13.57	7.24
WTI crude oil	71.98	71.46

Natural gas (dollars per million British thermal units)	3.11	3.38

RVO (dollars per barrel) (c)	9.41	4.76

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock for Oxygenate Blending (CBOB) gasoline less Brent	0.45	3.58
Ultra-low-sulfur (ULS) diesel less Brent	27.60	16.69
Polymer Grade Propylene less Brent (not RVO adjusted)	(12.03)	1.24
U.S. Mid-Continent:
CBOB gasoline less WTI	(0.69)	9.26
ULS diesel less WTI	24.46	16.50
North Atlantic:
CBOB gasoline less Brent	3.16	4.90
ULS diesel less Brent	36.54	20.88
U.S. West Coast:
California Reformulated Gasoline Blendstock for Oxygenate Blending 87 gasoline less Brent	24.29	23.14
California Air Resources Board diesel less Brent	33.00	20.37

First Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended March 31,
	2026	2025
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$2.91	$2.38
Biodiesel RIN (dollars per RIN)	1.44	0.79
California LCFS carbon credit (dollars per metric ton)	65.36	66.17
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.63	0.50
USGC DCO (dollars per pound)	0.65	0.52
USGC fancy bleachable tallow (dollars per pound)	0.60	0.50

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.37	4.73
New York Harbor ethanol (dollars per gallon)	1.81	1.82

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2026	2025	Change
Revenues	$32,381	$30,258	$2,123
Cost of sales	30,329	29,751	578
Asset impairment loss (see note (a))	—	1,131	(1,131)
Operating income (loss)	1,731	(900)	2,631
Adjusted operating income (see note (b))	1,755	235	1,520
Income tax expense (benefit)	401	(265)	666

Revenues increased by $2.1 billion in the first quarter of 2026 compared to the first quarter of 2025 primarily due to increases in product prices for the petroleum-based transportation fuels (primarily diesel) associated with sales made by our Refining segment. This increase in revenues, along with the effect of an asset impairment loss of $1.1 billion in the first quarter of 2025 (see note (a)), was partially offset by an increase in cost of sales of $578 million primarily due to increases in crude oil and other feedstock costs.

Operating income increased by $2.6 billion in the first quarter of 2026; however, adjusted operating income, which excludes the adjustments in the table in note (b), increased by $1.5 billion, from $235 million in the first quarter of 2025 to $1.8 billion in the first quarter of 2026. The primary components of this $1.5 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense increased by $666 million in the first quarter of 2026 compared to the first quarter of 2025 primarily as a result of higher income before income tax expense.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2026	2025	Change
Operating income (loss)	$1,806	$(530)	$2,336
Adjusted operating income (see note (b))	1,830	605	1,225

Refining margin (see note (b))	3,908	2,490	1,418
Operating expenses (excluding depreciation and amortization expense reflected below)	1,346	1,291	55
Depreciation and amortization expense	732	594	138
Asset impairment loss (see note (a))	—	1,131	(1,131)

Throughput volumes (thousand barrels per day) (see note (d))	2,914	2,828	86

Refining segment operating income increased by $2.3 billion in the first quarter of 2026; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (b), increased by $1.2 billion in the first quarter of 2026 compared to the first quarter of 2025. The primary components of this increase in the adjusted results, along with the reasons for the changes in those components, are outlined below.

•Refining segment margin increased by $1.4 billion in the first quarter of 2026 compared to the first quarter of 2025.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 39 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first quarter of 2026 compared to the first quarter of 2025.

The increase in Refining segment margin was primarily due to the following:

◦An increase in distillate (primarily diesel) margins had a favorable impact of approximately $1.1 billion.
◦An increase in crude oil differentials had a favorable impact of approximately $390 million.
◦An increase in throughput volumes of 86,000 barrels per day had a favorable impact of approximately $120 million. As discussed in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” beginning on page 34 and in Note 2 of Condensed Notes to Consolidated Financial Statements, we began idling the processing units through a phased approach and ceased operation of the fuel production units at our Benicia Refinery during the first quarter of 2026. While these actions resulted in lower volumes at our Benicia Refinery, the overall impact was more than offset by increased volumes at our other refineries, resulting in higher aggregate volumes in the first quarter of 2026 compared to the first quarter of 2025.

◦A decrease in gasoline margins had an unfavorable impact of approximately $340 million.
•Refining segment depreciation and amortization expense increased by $138 million primarily due to incremental depreciation expense of approximately $100 million related to our plan to idle the processing units and cease refining operations at our Benicia Refinery by the end of April 2026, as described in Note 2 of Condensed Notes to Consolidated Financial Statements.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2026	2025	Change
Operating income (loss)	$139	$(141)	$280

Renewable Diesel margin (see note (b))	302	5	297
Operating expenses (excluding depreciation and amortization expense reflected below)	85	78	7
Depreciation and amortization expense	78	68	10

Sales volumes (thousand gallons per day) (see note (d))	3,027	2,435	592

Renewable Diesel segment operating income increased by $280 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to an increase in Renewable Diesel segment margin of $297 million.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of the feedstocks that we process. The table on page 40 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first quarter of 2026 compared to the first quarter of 2025.
The increase in Renewable Diesel segment margin was primarily due to the following:

•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $380 million.
•An increase in clean fuel production credits recognized on qualifying sales had a favorable impact of $127 million.
•An increase in the cost of the feedstocks we process had an unfavorable impact of approximately $190 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended March 31,
	2026	2025	Change
Operating income	$90	$20	$70

Ethanol margin (see note (b))	273	193	80
Operating expenses (excluding depreciation and amortization expense reflected below)	164	154	10
Depreciation and amortization expense	19	19	—

Production volumes (thousand gallons per day) (see note (d))	4,619	4,466	153

Ethanol segment operating income increased by $70 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to an increase in Ethanol segment margin of $80 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of corn that we process. The table on page 40 reflects market reference prices that we believe impacted our Ethanol segment margin in the first quarter of 2026 compared to the first quarter of 2025.

The increase in Ethanol segment margin was primarily due to the following:

•A decrease in corn prices had a favorable impact of approximately $40 million.
•The recognition of clean fuel production credits had a favorable impact of $20 million. Provisions of the One Big Beautiful Bill Act became effective on January 1, 2026, making certain ethanol produced and sold by us eligible for the clean fuel production credit. Accordingly, we recognized clean fuel production credits on qualifying sales of ethanol during the three months ended March 31, 2026.
•An increase in production volumes of 153,000 gallons per day had a favorable impact of approximately $10 million.

________________________
The following notes relate to references on pages 37 through 43.

(a)In March 2025, we approved a plan to idle the processing units and cease refining operations at our Benicia Refinery by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we evaluated the assets of the Benicia and Wilmington refineries for impairment as of March 31, 2025 and concluded that the carrying values of these assets were not recoverable. Therefore, we reduced the carrying values of the Benicia and Wilmington refineries to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion in the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Reconciliation of Refining operating income (loss) to Refining margin
Refining operating income (loss)	$1,806	$(530)
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	1,346	1,291
Depreciation and amortization expense	732	594
Asset impairment loss (see note (a))	—	1,131
Other operating expenses	24	4
Refining margin	$3,908	$2,490

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2026	2025
Reconciliation of Renewable Diesel operating income (loss) to Renewable Diesel margin
Renewable Diesel operating income (loss)	$139	$(141)
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	85	78
Depreciation and amortization expense	78	68
Renewable Diesel margin	$302	$5
◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended March 31,
	2026	2025
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$90	$20
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	164	154
Depreciation and amortization expense	19	19
Ethanol margin	$273	$193
◦Adjusted Refining operating income is defined as Refining segment operating income (loss) excluding the asset impairment loss and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2026	2025
Reconciliation of Refining operating income (loss) to adjusted Refining operating income
Refining operating income (loss)	$1,806	$(530)
Adjustments:
Asset impairment loss (see note (a))	—	1,131
Other operating expenses	24	4
Adjusted Refining operating income	$1,830	$605

◦Adjusted operating income is defined as total company operating income (loss) excluding the asset impairment loss and other operating expenses, as reflected in the table below.

	Three Months Ended March 31,
	2026	2025
Reconciliation of total company operating income (loss) to adjusted operating income
Total company operating income (loss)	$1,731	$(900)
Adjustments:
Asset impairment loss (see note (a))	—	1,131
Other operating expenses	24	4
Adjusted operating income	$1,755	$235
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

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of March 31, 2026 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	5,538
Total liquidity	$10,836
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $195 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 4 of Condensed Notes to Consolidated Financial Statements.

On March 10, 2026, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036. Proceeds from this debt issuance totaled $850 million before deducting the underwriting discount and other debt issuance costs. The net proceeds from this debt issuance are expected to be used for general corporate purposes, including the repayment, repurchase, or redemption of the remaining $100 million aggregate principal amount of our 7.65 percent Debentures due July 1, 2026, the remaining $426 million aggregate principal amount of our 3.400 percent Senior Notes due September 15, 2026, and the remaining

$146 million aggregate principal amount of the 4.375 percent Senior Notes due December 15, 2026 issued by Valero Energy Partners LP and guaranteed by us.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in):
Operating activities	$1,390	$952
Investing activities	(400)	(635)
Financing activities:
Debt issuances and borrowings	3,050	2,499
Repayments of debt and finance lease obligations	(2,175)	(2,116)
Return to stockholders:
Purchases of common stock for treasury	(573)	(274)
Common stock dividend payments	(359)	(356)
Return to stockholders	(932)	(630)
Other financing activities	181	(135)
Financing activities	124	(382)
Effect of foreign exchange rate changes on cash	(67)	43
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,047	$(22)
Cash Flows for the Three Months Ended March 31, 2026
In the first quarter of 2026, we used the $1.4 billion of cash generated by our operations and the $3.1 billion from our debt issuance and borrowings to make $400 million of investments in our business, repay $2.2 billion of debt and finance lease obligations, return $932 million to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $1.0 billion. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $1.4 billion of cash in the first quarter of 2026, driven by net income of $1.3 billion and noncash charges to income of $371 million, partially offset by a negative change in working capital of $303 million. Noncash charges primarily included $840 million of depreciation and amortization expense, partially offset by a $397 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $400 million primarily consisted of $448 million in capital investments, as defined below under “Capital Investments,” of which $33 million related to capital investments made by DGD.

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

As previously noted, our operations generated $952 million of cash in the first quarter of 2025, resulting from noncash charges to income of $1.4 billion and a positive change in working capital of $157 million. Noncash charges primarily included a $1.1 billion asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements, and $691 million of depreciation and amortization expense, partially offset by a $324 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net loss.

Our investing activities of $635 million primarily consisted of $660 million in capital investments, of which $95 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of March 31, 2026 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments consist of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows on page 5. Capital investments exclude acquisitions, if any.
We have developed an extensive multi-year capital investment program, which we update and revise based on changing internal and external factors. For additional information, see “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND CAPITAL RESOURCES—Our Capital Resources—Capital Investments” and the “RISK FACTORS” section included in our annual report on Form 10-K for the year ended December 31, 2025.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$160	$189
Capital expenditures of VIEs:
DGD	4	59
Other VIEs	1	1
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	254	374
Deferred turnaround and catalyst cost expenditures of DGD	29	36
Investments in nonconsolidated joint ventures	—	1
Capital investments	448	660
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(17)	(48)
Capital expenditures of other VIEs	(1)	(1)
Capital investments attributable to Valero	$430	$611

See Note 5 of Condensed Notes to Consolidated Financial Statements for information regarding the potential impact to our capital expenditures resulting from an incident at the Port Arthur Refinery during the first quarter of 2026, as well as the related potential effect on capital investments attributable to Valero during 2026.

Contractual Obligations
As of March 31, 2026, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the three months ended March 31, 2026, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the three months ended March 31, 2026. See Note 2 of Condensed Notes to Consolidated Financial Statements for additional information regarding contractual obligations for our Benicia Refinery.
Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the three months ended March 31, 2026, we purchased for treasury 2,327,023 of our shares for a total cost of $564 million. See Note 6 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of March 31, 2026, we had $1.2 billion remaining available for purchase under the September 2024 Program. On February 25, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2024 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2025, we plan to contribute approximately $70 million to our pension plans and $20 million to our other postretirement benefit plans during 2026. No significant contributions were made to these plans during the three months ended March 31, 2026.

Trade and Other Policy Matters
See Note 5 of Condensed Notes to Consolidated Financial Statements for information regarding trade and other policy changes that have impacted our business.

Cash Held by Our Foreign Subsidiaries
As of March 31, 2026, $3.8 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.
Asset Retirement Obligations
See Note 2 of Condensed Notes to Consolidated Financial Statements for information regarding our expected asset retirement obligations and settlement activity during the first quarter of 2026.
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
CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes to the critical accounting policies that involve critical accounting estimates disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

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

	March 31, 2026 (a)
	Expected Maturity Dates
	Remainder of 2026	2027	2028	2029	2030	There- after	Total	Fair Value
Fixed rate	$672	$564	$1,047	$439	$850	$5,586	$9,158	$8,941
Average interest rate	4.2%	2.2%	4.4%	4.0%	6.0%	5.4%	5.0%
Floating rate	$110	$—	$—	$—	$—	$—	$110	$110
Average interest rate	6.3%	—%	—%	—%	—%	—%	6.3%

	December 31, 2025 (a)
	Expected Maturity Dates
	2026	2027	2028	2029	2030	There- after	Total	Fair Value
Fixed rate	$672	$564	$1,047	$439	$850	$4,736	$8,308	$8,167
Average interest rate	4.2%	2.2%	4.4%	4.0%	6.0%	5.5%	5.0%
Floating rate	$23	$—	$—	$—	$—	$—	$23	$23
Average interest rate	7.8%	—%	—%	—%	—%	—%	7.8%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2025. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of March 31, 2026.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2026.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2026, there were no proceedings required to be disclosed in this item under SEC regulations. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings is required in this item. We believe any such proceedings less than this threshold are not material to our business and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the first quarter of 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 2026	111,390	$191.83	—	$1.7 billion
February 2026	45,258	$198.24	—	$4.2 billion
March 2026	2,170,375	$243.28	2,168,555	$3.7 billion
Total	2,327,023	$239.94	2,168,555	$3.7 billion
________________________
(a)The shares reported in this column include 158,468 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On October 29, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the September 2024 Program). This authorization was granted on September 19, 2024. As of March 31, 2026, we had $1.2 billion remaining available for purchase under the September 2024 Program. On February 25, 2026, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, which is in addition to the amount remaining under the September 2024 Program.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

VALERO ENERGY CORPORATION (Registrant)
By:	/s/ Homer S. Bhullar
Homer S. Bhullar
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)
Date: April 30, 2026