Form 10-Q
period 2026-06-30
VALERO ENERGY CORP/TX
filed 2026-07-30
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of July 24, 2026 was 287,927,461.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,874	$4,688
Receivables, net	13,928	9,877
Inventories	7,625	7,591
Prepaid expenses and other	1,243	1,054
Total current assets	30,670	23,210
Property, plant, and equipment, at cost	50,094	50,091
Accumulated depreciation	(23,249)	(22,474)
Property, plant, and equipment, net	26,845	27,617
Deferred charges and other assets, net	7,148	7,161
Total assets	$64,663	$57,988
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$927	$949
Accounts payable	14,423	10,139
Accrued expenses	1,338	1,403
Taxes other than income taxes payable	1,574	1,550
Income taxes payable	480	68
Total current liabilities	18,742	14,109
Debt and finance lease obligations, less current portion	10,422	9,670
Net deferred income tax liabilities	4,886	5,146
Other long-term liabilities	2,345	2,458
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,014	6,981
Treasury stock, at cost; 385,570,622 and 374,561,457 common shares	(33,575)	(30,753)
Retained earnings	52,228	47,959
Accumulated other comprehensive loss	(673)	(469)
Total Valero Energy Corporation stockholders’ equity	25,001	23,725
Noncontrolling interests	3,267	2,880
Total equity	28,268	26,605
Total liabilities and equity	$64,663	$57,988

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (a)	$44,476	$29,889	$76,857	$60,147
Cost of sales:
Cost of materials and other	35,130	24,678	61,315	50,726
Taxes other than income taxes	1,648	1,654	3,369	3,154
Operating expenses (excluding depreciation and amortization expense reflected below)	1,506	1,522	3,101	3,045
Depreciation and amortization expense	723	786	1,551	1,466
Total cost of sales	39,007	28,640	69,336	58,391
Asset impairment loss	—	—	—	1,131
Other operating expenses	26	4	50	8
General and administrative expenses (excluding depreciation and amortization expense reflected below)	233	220	518	481
Depreciation and amortization expense	14	28	26	39
Operating income	5,196	997	6,927	97
Other income, net	116	86	248	206
Interest and debt expense, net of capitalized interest	(145)	(141)	(285)	(278)
Income before income tax expense	5,167	942	6,890	25
Income tax expense	1,094	279	1,495	14
Net income	4,073	663	5,395	11
Less: Net income (loss) attributable to noncontrolling interests	353	(51)	412	(108)
Net income attributable to Valero Energy Corporation stockholders	$3,720	$714	$4,983	$119

Earnings per common share	$12.62	$2.28	$16.79	$0.37
Weighted-average common shares outstanding (in millions)	294	312	296	313

Earnings per common share – assuming dilution	$12.62	$2.28	$16.78	$0.37
Weighted-average common shares outstanding – assuming dilution (in millions)	294	312	296	313
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,660	$1,662	$3,385	$3,166

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$4,073	$663	$5,395	$11
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	564	(210)	726
Net gain (loss) on pension and other postretirement benefits	(2)	4	(6)	5
Net gain (loss) on cash flow hedges	142	(3)	13	—
Other comprehensive income (loss) before income tax expense (benefit)	124	565	(203)	731
Income tax expense (benefit) related to items of other comprehensive income (loss)	14	9	(5)	10
Other comprehensive income (loss)	110	556	(198)	721
Comprehensive income	4,183	1,219	5,197	732
Less: Comprehensive income (loss) attributable to noncontrolling interests	424	(51)	418	(106)
Comprehensive income attributable to Valero Energy Corporation stockholders	$3,759	$1,270	$4,779	$838

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of March 31, 2026	$7	$7,002	$(31,290)	$48,863	$(712)	$23,870	$3,064	$26,934
Net income	—	—	—	3,720	—	3,720	353	4,073
Dividends on common stock ($1.20 per share)	—	—	—	(355)	—	(355)	—	(355)
Stock-based compensation expense	—	12	—	—	—	12	—	12
Purchases of common stock for treasury	—	—	(2,285)	—	—	(2,285)	—	(2,285)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(222)	(222)
Other comprehensive income	—	—	—	—	39	39	71	110
Balance as of June 30, 2026	$7	$7,014	$(33,575)	$52,228	$(673)	$25,001	$3,267	$28,268

Balance as of March 31, 2025	$7	$6,944	$(28,417)	$46,065	$(1,109)	$23,490	$2,825	$26,315
Net income (loss)	—	—	—	714	—	714	(51)	663
Dividends on common stock ($1.13 per share)	—	—	—	(354)	—	(354)	—	(354)
Stock-based compensation expense	—	13	—	—	—	13	—	13
Transactions in connection with stock-based compensation plans	—	(1)	1	—	—	—	—	—
Purchases of common stock for treasury	—	—	(341)	—	—	(341)	—	(341)
Contributions from noncontrolling interests	—	—	—	—	—	—	97	97
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	556	556	—	556
Balance as of June 30, 2025	$7	$6,956	$(28,757)	$46,425	$(553)	$24,078	$2,869	$26,947

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2025	$7	$6,981	$(30,753)	$47,959	$(469)	$23,725	$2,880	$26,605
Net income	—	—	—	4,983	—	4,983	412	5,395
Dividends on common stock ($2.40 per share)	—	—	—	(714)	—	(714)	—	(714)
Stock-based compensation expense	—	60	—	—	—	60	—	60
Transactions in connection with stock-based compensation plans	—	(27)	27	—	—	—	—	—
Purchases of common stock for treasury	—	—	(2,849)	—	—	(2,849)	—	(2,849)
Contributions from noncontrolling interests	—	—	—	—	—	—	191	191
Distributions to noncontrolling interests	—	—	—	—	—	—	(222)	(222)
Other comprehensive income (loss)	—	—	—	—	(204)	(204)	6	(198)
Balance as of June 30, 2026	$7	$7,014	$(33,575)	$52,228	$(673)	$25,001	$3,267	$28,268

Balance as of December 31, 2024	$7	$6,939	$(28,178)	$47,016	$(1,272)	$24,512	$3,009	$27,521
Net income (loss)	—	—	—	119	—	119	(108)	11
Dividends on common stock ($2.26 per share)	—	—	—	(710)	—	(710)	—	(710)
Stock-based compensation expense	—	50	—	—	—	50	—	50
Transactions in connection with stock-based compensation plans	—	(33)	34	—	—	1	—	1
Purchases of common stock for treasury	—	—	(613)	—	—	(613)	—	(613)
Contributions from noncontrolling interests	—	—	—	—	—	—	97	97
Distributions to noncontrolling interests	—	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	719	719	2	721
Balance as of June 30, 2025	$7	$6,956	$(28,757)	$46,425	$(553)	$24,078	$2,869	$26,947

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$5,395	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,577	1,505
Asset impairment loss	—	1,131
Deferred income tax benefit	(268)	(259)
Changes in operating assets and liabilities:
Current assets and current liabilities (see Note 11)	403	(168)
Deferred charges and other assets	(57)	(50)
Long-term liabilities	(180)	(56)
Other operating activities, net	100	(226)
Net cash provided by operating activities	6,970	1,888
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(382)	(333)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(7)	(63)
Other VIEs	(2)	(3)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(374)	(621)
Deferred turnaround and catalyst cost expenditures of DGD	(33)	(46)
Investments in nonconsolidated joint ventures	—	(1)
Other investing activities, net	37	20
Net cash used in investing activities	(761)	(1,047)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	2,700	4,749
Proceeds from debt borrowings of DGD	450	300
Repayments of debt and finance lease obligations (excluding VIEs)	(1,959)	(4,656)
Repayments of debt and finance lease obligations of VIEs:
DGD	(464)	(213)
Other VIEs	(21)	(21)
Purchases of common stock for treasury	(2,836)	(612)
Payment of excise tax on purchases of common stock for treasury	(25)	(28)
Common stock dividend payments	(714)	(710)
Contributions from noncontrolling interests	191	97
Distributions to noncontrolling interests	(222)	(131)
Other financing activities, net	(9)	(6)
Net cash used in financing activities	(2,909)	(1,231)
Effect of foreign exchange rate changes on cash	(111)	273
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,189	(117)
Cash, cash equivalents, and restricted cash at beginning of period (a)	4,865	4,829
Cash, cash equivalents, and restricted cash at end of period (a)	$8,054	$4,712
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

The balance sheet as of December 31, 2025, has been derived from our audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting Pronouncement Not Yet Adopted
ASU 2026-02
In May 2026, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides guidance on the accounting for environmental credit assets and related obligations. This ASU establishes recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have regulatory compliance obligations that may be settled with such credits. We expect to adopt this ASU effective January 1, 2028. We are currently evaluating the effect that adopting this ASU will have on our financial position, results of operations, and related disclosures.
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

•Included in the recoverability assessments discussed above was the recognition of expected asset retirement obligations of $337 million. During the three and six months ended June 30, 2026, we settled approximately $70 million and $170 million, respectively, of the asset retirement obligation related to our Benicia Refinery.

•We shortened the estimated useful life of the Benicia Refinery, and as a result, have depreciated the revised carrying value of the net property, plant, and equipment and other noncurrent assets since April 2025 to the estimated salvage value. Accordingly, we recorded incremental depreciation of approximately $33 million and $133 million in the three and six months ended June 30, 2026, respectively, and approximately $100 million in the three and six months ended June 30, 2025 in depreciation and amortization expense.

•We implemented a transition plan for the affected employees of the Benicia Refinery, which includes retention incentive payments and separation benefits. During the third quarter of 2025, we recognized a liability of $50 million for these one-time costs, which was included in operating expenses (excluding depreciation and amortization expense). Substantially all of this amount has been paid to eligible employees as of June 30, 2026.

•During the second quarter of 2026, we reduced certain inventory levels related to our California operations that resulted in the liquidation of last-in, first-out (LIFO) inventory layers with historical costs that were lower than current replacement costs. As a result, cost of materials and other includes a benefit of $44 million in the three and six months ended June 30, 2026. Similar reductions in inventory levels occurred during the fourth quarter of 2025, which increased cost of materials and other by $37 million in the year ended December 31, 2025.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the first quarter of 2026, we began idling the processing units through a phased approach and ceased operation of the fuel production units at our Benicia Refinery. In accordance with our plan, full idling of all processing units was completed in April 2026. While we continue to evaluate potential redevelopment options for the future use of the refinery property, we plan to maintain all required operating permits and keep the facilities in a safe, clean, and idled condition. In addition, we expect to continue to fulfill our contractual obligations to customers in the Northern California market through imports or other alternative supply arrangements. Effective in the second quarter of 2026, activities associated with the decommissioning and redevelopment of our Benicia Refinery are reported within other corporate expenses in our segment information, as disclosed in Note 10.

3.    INVENTORIES

Inventories consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Refinery feedstocks	$1,535	$1,880
Refined petroleum products and blendstocks	4,168	4,182
Renewable diesel feedstocks and products	1,185	809
Ethanol feedstocks and products	329	314
Materials and supplies	408	406
Inventories	$7,625	$7,591

During the second quarter of 2026, we recognized a $44 million benefit in cost of materials and other resulting from the liquidation of LIFO inventory layers established in prior years at costs lower than current replacement costs. As discussed in Note 2, LIFO inventory levels related to our California operations declined during 2026 due to the phased idling of processing units and cessation of refining operations at the Benicia Refinery, which was completed by the end of April 2026. Consequently, inventory levels at December 31, 2026 are expected to remain below those at December 31, 2025.

As of June 30, 2026 and December 31, 2025, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $7.5 billion and $2.6 billion, respectively. Our non-LIFO inventories accounted for $1.3 billion and $1.2 billion of our total inventories as of June 30, 2026 and December 31, 2025, respectively.

4.    DEBT

Public Debt
On March 10, 2026, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036. Proceeds from this debt issuance totaled $850 million before deducting the underwriting discount and other debt issuance costs.

In July 2026, we repaid the $100 million outstanding principal balance of our 7.65 percent Debentures that matured on July 1, 2026.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			June 30, 2026
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	October 2030	$—	$2	$3,998
Accounts receivable sales facility (b)	1,300	July 2026	—	n/a	1,300
Committed facilities of VIEs (c):
DGD Revolver (d)	400	February 2029	—	143	257
DGD Loan Agreement (e)	100	June 2029	—	n/a	100
IEnova Revolver (f)	1,000	February 2028	2	n/a	998
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	6	n/a
Uncommitted facility of VIE (c):
DGD letter of credit facility	n/a	n/a	n/a	129	n/a
________________________
(a)Letters of credit issued as of June 30, 2026 expire at various times in 2026 through 2029.
(b)In July 2026, we extended the maturity date of this facility to June 2027.
(c)Creditors of the VIEs do not have recourse against us.
(d)In February 2026, DGD amended this unsecured revolving credit facility with a syndicate of financial institutions (the DGD Revolver) to (i) extend the maturity date to February 2029 and (ii) modify the reference interest rates from an adjusted term SOFR, a Secured Overnight Financing Rate (SOFR), to the term SOFR, and from an adjusted daily simple SOFR to the daily simple SOFR.
(e)In February 2026, DGD amended its unsecured revolving loan agreement with its members (the DGD Loan Agreement) to extend the maturity date to June 2029. The amounts shown for the DGD Loan Agreement represent the facility amount available from, and borrowings outstanding to, the noncontrolling member as any transactions between DGD and us under this facility are eliminated in consolidation.
(f)Central Mexico Terminals (defined in Note 7) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 7). The variable interest rate on the IEnova Revolver was 7.542 percent and 7.835 percent as of June 30, 2026 and December 31, 2025, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Borrowings:
Accounts receivable sales facility	$1,850	$4,100
DGD Revolver	400	300
DGD Loan Agreement	50	—
Repayments:
Accounts receivable sales facility	(1,850)	(4,100)
DGD Revolver	(400)	(200)
DGD Loan Agreement	(50)	—
IEnova Revolver	(21)	(21)
Other Disclosures
“Interest and debt expense, net of capitalized interest” was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and debt expense	$152	$146	$298	$288
Less: Capitalized interest	7	5	13	10
Interest and debt expense, net of capitalized interest	$145	$141	$285	$278

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    COMMITMENTS AND CONTINGENCIES

Port Arthur Refinery Fire
On March 23, 2026, our Port Arthur Refinery experienced a fire in one of the refinery’s distillate hydrotreater units that prompted a full shut-down of the refinery. The refinery resumed operations in April 2026 at reduced throughput rates and returned to normal throughput rates during the second quarter. We have completed our assessment of the damages and efforts to complete necessary repairs and replacements are in progress. We expect that a substantial portion of the cost of repairs and capital expenditures in 2026 resulting from the incident will be covered by insurance, subject to our self-insured retention. Insurance proceeds may be received in periods different from those in which the related repair costs or capital expenditures are incurred. Uncertainties remain with respect to the ultimate outcomes from this incident and the resulting impact on our financial position, results of operations, and cash flows.

During the three and six months ended June 30, 2026, we recorded an insurance recovery receivable of $78 million to offset losses that we believe are probable of recovery. Any insurance recoveries attributable to property damage in excess of recognized losses represent a gain contingency and will be recognized when realized or realizable. No insurance proceeds were received during the three and six months ended June 30, 2026.

In addition, during the three and six months ended June 30, 2026, we incurred $15 million of repair costs directly attributable to the incident that may be recoverable through the insurance claims process. These costs are included in other operating expenses within our Refining segment.

As a result of this incident, we have received a number of lawsuits, including a proposed class action lawsuit, alleging personal injury, property damage, and nuisance in the adjacent community. Several of these actions seek unspecified damages in excess of $1 million. While we intend to vigorously defend against such pending actions, the ultimate outcomes and impacts thereof are currently uncertain and the full extent of any potential losses or damages cannot be reasonably estimated at this time. We continue to work cooperatively with various regulatory authorities reviewing the incident and discussions are ongoing. As of the date of this quarterly report on Form 10-Q, no formal regulatory enforcement actions or proceedings have been commenced. Regulatory enforcement actions or proceedings, if any, that may arise in the future, are currently uncertain and we are unable to make any reasonable estimates with respect thereto at this time.

Trade and Other Policy Matters
The U.S. federal government under the current administration implemented new or revised tariffs that negatively impacted our business, particularly our Renewable Diesel segment, during 2025 and into 2026, including those implemented pursuant to the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were invalid. On April 20, 2026, U.S. Customs and Border Protection (CBP) launched a system that was developed to process IEEPA tariff refund claims. Based on the eligibility parameters established by CBP for Phase 1 of the refund process, DGD prepared and filed a refund claim of $51 million, which was accepted by CBP. In accordance with the accounting for gain contingencies, we recorded a receivable for this amount in April 2026, which resulted in a decrease in cost of materials and other for our Renewable Diesel segment. As of June 30, 2026, a significant portion of the Phase 1 refund claim has been received. DGD may be

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
eligible to participate in future phases of the refund process; however, the timing, amount, and ultimate recoverability of any additional refunds remain uncertain. Accordingly, no amounts have been recognized with respect to such potential future claims. We will continue to monitor developments related to trade and tariff-related matters and evaluate their potential effects on our business, financial position, results of operations, and cash flows.

6.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. We purchased for treasury 9,011,171 shares and 2,567,930 shares for the three months ended June 30, 2026 and 2025, respectively, and 11,338,194 shares and 4,642,535 shares for the six months ended June 30, 2026 and 2025, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Completion of Authorized Share Purchases	Remaining Available for Purchase as of June 30, 2026
September 2024 Program	September 19, 2024	$2,500	Second quarter of 2026	$—
February 2026 Program	February 25, 2026	2,500	n/a	1,422
On July 16, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $5.0 billion with no expiration date, which is in addition to the amount remaining under the February 2026 Program.

Common Stock Dividends
On July 16, 2026, our Board declared a quarterly cash dividend of $1.20 per common share payable on August 31, 2026 to holders of record at the close of business on July 31, 2026.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended June 30,
	2026				2025
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(792)	$127	$(47)	$(712)	$(1,102)	$(2)	$(5)	$(1,109)
Other comprehensive income (loss) before reclassifications	(15)	—	16	1	554	—	1	555
Amounts reclassified from accumulated other comprehensive loss	—	(2)	40	38	—	(2)	(2)	(4)
Effect of exchange rates	—	—	—	—	—	5	—	5
Other comprehensive income (loss)	(15)	(2)	56	39	554	3	(1)	556
Balance as of end of period	$(807)	$125	$9	$(673)	$(548)	$1	$(6)	$(553)

	Six Months Ended June 30,
	2026				2025
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Losses on Cash Flow Hedges	Total
Balance as of beginning of period	$(602)	$130	$3	$(469)	$(1,264)	$(2)	$(6)	$(1,272)
Other comprehensive income (loss) before reclassifications	(205)	—	(58)	(263)	716	—	—	716
Amounts reclassified from accumulated other comprehensive loss	—	(3)	64	61	—	(4)	—	(4)
Effect of exchange rates	—	(2)	—	(2)	—	7	—	7
Other comprehensive income (loss)	(205)	(5)	6	(204)	716	3	—	719
Balance as of end of period	$(807)	$125	$9	$(673)	$(548)	$1	$(6)	$(553)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of June 30, 2026, the significant consolidated VIEs included:

•DGD, a joint venture with a subsidiary of Darling Ingredients Inc. that owns and operates two plants that process waste and renewable feedstocks (predominantly animal fats, used cooking oils, vegetable oils, and inedible distillers corn oils (DCOs)) into renewable diesel, renewable naphtha, and neat sustainable aviation fuel (SAF)1; and

•Central Mexico Terminals, a collective group of three subsidiaries of Infraestructura Energética Nova, S.A.P.I. de C.V. (IEnova), which is a Mexican company and indirect subsidiary of Sempra, a U.S. public company. We have terminaling agreements with Central Mexico Terminals that represent variable interests. We do not have an ownership interest in Central Mexico Terminals.

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
June 30, 2026
Assets
Cash and cash equivalents	$387	$1	$55	$443
Other current assets	1,741	15	106	1,862
Property, plant, and equipment, net	3,544	609	60	4,213
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$567	$23	$5	$595
Debt and finance lease obligations, less current portion	603	—	—	603

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2026	2025	2026	2025
Three months ended June 30
Service cost	$27	$27	$1	$1
Interest cost	33	34	2	3
Expected return on plan assets	(57)	(56)	—	—
Amortization of:
Net actuarial gain	(2)	(2)	(1)	(2)
Prior service cost	1	1	—	—
Settlement loss	—	2	—	—
Net periodic benefit cost	$2	$6	$2	$2

Six months ended June 30
Service cost	$54	$54	$2	$2
Interest cost	65	68	5	6
Expected return on plan assets	(115)	(111)	—	—
Amortization of:
Net actuarial gain	(4)	(4)	(3)	(4)
Prior service cost	3	3	—	—
Settlement loss	1	3	—	—
Net periodic benefit cost	$4	$13	$4	$4

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per common share:
Net income attributable to Valero stockholders	$3,720	$714	$4,983	$119
Less: Income allocated to participating securities	10	2	14	2
Net income available to common stockholders	$3,710	$712	$4,969	$117

Weighted-average common shares outstanding	294	312	296	313

Earnings per common share	$12.62	$2.28	$16.79	$0.37

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$3,720	$714	$4,983	$119
Less: Income allocated to participating securities	10	2	14	2
Net income available to common stockholders	$3,710	$712	$4,969	$117

Weighted-average common shares outstanding	294	312	296	313
Effect of dilutive securities	—	—	—	—
Weighted-average common shares outstanding – assuming dilution	294	312	296	313

Earnings per common share – assuming dilution	$12.62	$2.28	$16.78	$0.37

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan. Dilutive securities include participating securities. For the three and six months ended June 30, 2026 and 2025, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	June 30, 2026	December 31, 2025
Receivables from contracts with customers, included in receivables, net	$8,112	$6,233
Contract liabilities, included in accrued expenses	102	60

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of June 30, 2026, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations. See Note 2 for additional information regarding contractual obligations related to our Benicia Refinery.

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

•The Renewable Diesel segment includes the operations of DGD, a consolidated joint venture as discussed in Note 7, and the associated activities to market low-carbon fuels. The principal products manufactured by DGD and sold by this segment are renewable diesel, renewable naphtha, and neat SAF. This segment sells some renewable diesel and neat SAF to the Refining

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
segment for blending into petroleum-based diesel and conventional jet fuel, respectively, which are then sold to that segment’s customers as finished products.
•The Ethanol segment includes the operations of our ethanol plants and the associated activities to market our ethanol and co-products. The principal products manufactured by our ethanol plants are ethanol and distillers grains. This segment sells some ethanol to the Refining segment for blending into gasoline, which is sold to that segment’s customers as a finished gasoline product.

Operations that are not included in any of the reportable segments are included in the corporate and other category. As discussed in Note 2, effective in the second quarter of 2026, activities associated with the decommissioning and redevelopment of our Benicia Refinery are reported within other corporate expenses.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our reportable segments and include the reconciliation to our consolidated income before income tax expense (in millions):

	Refining	Renewable Diesel	Ethanol	Total
Three months ended June 30, 2026
Revenues:
Revenues from external customers	$42,300	$1,176	$1,000	$44,476
Intersegment revenues	2	1,506	311	1,819
	42,302	2,682	1,311	46,295

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(1,819)
Total consolidated revenues				$44,476
Less:
Cost of sales:
Cost of materials and other (a)	34,268	1,803	822
Taxes other than income taxes	1,648	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,263	91	152
Depreciation and amortization expense	635	71	19
Total cost of sales	37,814	1,965	993
Other operating expenses	18	—	—
Operating income by segment	$4,470	$717	$318	$5,505

Reconciliation of operating income by segment to income before income tax expense
Elimination of intersegment profits				(54)
Unallocated amounts:
Other corporate expenses (b)				(255)
Other income, net				116
Interest and debt expense, net of capitalized interest				(145)
Income before income tax expense				$5,167

Other segment disclosures
Expenditures for long-lived assets (c)	$320	$7	$11	$338
________________________
See notes on page 24.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Three months ended June 30, 2025
Revenues:
Revenues from external customers	$28,324	$565	$1,000	$29,889
Intersegment revenues	2	533	205	740
	28,326	1,098	1,205	30,629

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(740)
Total consolidated revenues				$29,889
Less:
Cost of sales:
Cost of materials and other (a)	23,388	1,044	988
Taxes other than income taxes	1,654	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,307	72	144
Depreciation and amortization expense	707	61	19
Total cost of sales	27,056	1,177	1,151
Other operating expenses	4	—	—
Operating income (loss) by segment	$1,266	$(79)	$54	$1,241

Reconciliation of operating income (loss) by segment to income before income tax expense
Elimination of intersegment losses				4
Unallocated amounts:
Other corporate expenses (b)				(248)
Other income, net				86
Interest and debt expense, net of capitalized interest				(141)
Income before income tax expense				$942

Other segment disclosures
Expenditures for long-lived assets (c)	$374	$14	$10	$398
________________________
See notes on page 24.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Six months ended June 30, 2026
Revenues:
Revenues from external customers	$73,105	$1,887	$1,865	$76,857
Intersegment revenues	4	2,209	613	2,826
	73,109	4,096	2,478	79,683

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(2,826)
Total consolidated revenues				$76,857
Less:
Cost of sales:
Cost of materials and other (a)	59,446	2,915	1,716
Taxes other than income taxes	3,369	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	2,609	176	316
Depreciation and amortization expense	1,367	149	38
Total cost of sales	66,791	3,240	2,070
Other operating expenses	42	—	—
Operating income by segment	$6,276	$856	$408	$7,540

Reconciliation of operating income by segment to income before income tax expense
Elimination of intersegment profits				(61)
Unallocated amounts:
Other corporate expenses (b)				(552)
Other income, net				248
Interest and debt expense, net of capitalized interest				(285)
Income before income tax expense				$6,890

Other segment disclosures
Segment assets	$47,772	$6,270	$1,480	$55,522
Expenditures for long-lived assets (c)	722	40	18	780
________________________
See notes on page 24.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Six months ended June 30, 2025
Revenues:
Revenues from external customers	$57,081	$1,058	$2,008	$60,147
Intersegment revenues	4	940	422	1,366
	57,085	1,998	2,430	61,513

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(1,366)
Total consolidated revenues				$60,147
Less:
Cost of sales:
Cost of materials and other (a)	48,157	1,939	2,020
Taxes other than income taxes	3,154	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	2,598	150	298
Depreciation and amortization expense	1,301	129	38
Total cost of sales	55,210	2,218	2,356
Asset impairment loss	1,131	—	—
Other operating expenses	8	—	—
Operating income (loss) by segment	$736	$(220)	$74	$590

Reconciliation of operating income (loss) by segment to income before income tax expense
Elimination of intersegment losses				27
Unallocated amounts:
Other corporate expenses (b)				(520)
Other income, net				206
Interest and debt expense, net of capitalized interest				(278)
Income before income tax expense				$25

Other segment disclosures
Segment assets	$46,223	$5,402	$1,496	$53,121
Expenditures for long-lived assets (c)	907	109	18	1,034
________________________
(a)Cost of materials and other is net of the clean fuel production credit on qualifying sales of certain low-carbon transportation fuels of $177 million and $140 million for the three months ended June 30, 2026 and 2025, respectively, and $355 million and $191 million for the six months ended June 30, 2026 and 2025, respectively, for our Renewable Diesel segment and $99 million and $119 million for the three and six months ended June 30, 2026, respectively, for our Ethanol segment.
(b)Other corporate expenses include general and administrative expenses and depreciation and amortization expense, as reflected in our consolidated statements of income on page 2. Effective in the second quarter of 2026, other corporate expenses also include expenses associated with the decommissioning and redevelopment of our Benicia Refinery.
(c)Total expenditures for long-lived assets include amounts related to capital expenditures and deferred turnaround and catalyst costs.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets for reportable segments reconciled to our consolidated assets were as follows (in millions):

	June 30, 2026	December 31, 2025
Total assets for reportable segments	$55,522	$51,316
Corporate assets	9,828	6,938
Elimination of intercompany receivables and other assets	(687)	(266)
Total consolidated assets	$64,663	$57,988

Expenditures for long-lived assets for reportable segments reconciled to our consolidated expenditures for long-lived assets were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expenditures for long-lived assets for reportable segments	$338	$398	$780	$1,034
Corporate expenditures for long-lived assets	12	9	18	32
Total consolidated expenditures for long-lived assets	$350	$407	$798	$1,066

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Refining:
Gasolines and blendstocks	$17,417	$12,721	$29,848	$25,095
Distillates	20,688	12,778	36,149	26,154
Other product revenues	4,195	2,825	7,108	5,832
Total Refining revenues	42,300	28,324	73,105	57,081
Renewable Diesel:
Renewable diesel	1,057	470	1,623	861
Renewable naphtha	39	46	76	85
Neat SAF	80	49	188	112
Total Renewable Diesel revenues	1,176	565	1,887	1,058
Ethanol:
Ethanol	789	780	1,465	1,567
Distillers grains	211	220	400	441
Total Ethanol revenues	1,000	1,000	1,865	2,008
Revenues	$44,476	$29,889	$76,857	$60,147

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2026 and December 31, 2025, our investments in nonconsolidated joint ventures accounted for under the equity method were $680 million and $684 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” in our balance sheets.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Decrease (increase) in current assets:
Receivables, net	$(4,037)	$(112)
Inventories	(70)	418
Prepaid expenses and other	(185)	98
Increase (decrease) in current liabilities:
Accounts payable	4,347	(613)
Accrued expenses	(77)	112
Taxes other than income taxes payable	4	45
Income taxes payable	421	(116)
Changes in current assets and current liabilities	$403	$(168)

Changes in current assets and current liabilities for the six months ended June 30, 2026 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices in June 2026 compared to December 2025; and

•The increase in accounts payable was primarily due to an increase in crude oil and other feedstock prices in June 2026 compared to December 2025.
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows related to interest and income taxes were as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Interest paid in excess of amount capitalized, including interest on finance leases	$264	$263
Income taxes paid, net	830	283

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Six Months Ended June 30,
	2026		2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$277	$58	$261	$57
Financing cash flows	—	123	—	129
Changes in lease balances resulting from new and modified leases	270	12	266	18

There were no significant noncash investing and financing activities during the six months ended June 30, 2026, except as noted in the table above. Noncash investing activities for the six months ended June 30, 2025 included the recognition of expected asset retirement obligations of $337 million, as described in Note 2. There were no other significant noncash investing and financing activities during the six months ended June 30, 2025, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of June 30, 2026 and December 31, 2025.

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

	June 30, 2026
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$2,182	$—	$—	$2,182	$(2,114)	$(25)	$43	$—
Physical purchase contracts	—	2	—	2	n/a	n/a	2	n/a
Clean fuel production credits	—	—	157	157	n/a	n/a	157	n/a
Investments of certain benefit plans	94	—	4	98	n/a	n/a	98	n/a
Investments in AFS debt securities	—	28	—	28	n/a	n/a	28	n/a
Foreign currency contracts	5	—	—	5	n/a	n/a	5	n/a
Total	$2,281	$30	$161	$2,472	$(2,114)	$(25)	$333

Liabilities
Commodity derivative contracts	$2,301	$—	$—	$2,301	$(2,114)	$(187)	$—	$(128)
Physical purchase contracts	—	22	—	22	n/a	n/a	22	n/a
Blending program obligations	—	87	—	87	n/a	n/a	87	n/a
Total	$2,301	$109	$—	$2,410	$(2,114)	$(187)	$109

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$490	$—	$—	$490	$(448)	$(7)	$35	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Clean fuel production credits	—	—	55	55	n/a	n/a	55	n/a
Investments of certain benefit plans	92	—	4	96	n/a	n/a	96	n/a
Investments in AFS debt securities	1	26	—	27	n/a	n/a	27	n/a
Total	$583	$27	$59	$669	$(448)	$(7)	$214

Liabilities
Commodity derivative contracts	$453	$—	$—	$453	$(448)	$(5)	$—	$(39)
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Blending program obligations	—	85	—	85	n/a	n/a	85	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$455	$89	$—	$544	$(448)	$(5)	$91

A description of our assets and liabilities recognized at fair value along with the valuation methods and inputs we used to develop their fair value measurements is as follows:

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

•Investments in AFS debt securities consist primarily of commercial paper and U.S. government Treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and six months ended June 30, 2026 and 2025.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

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

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$9,101	$8,978	$8,261	$8,190

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

As of June 30, 2026, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2026	2027
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	3,678	—

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	138,774	208
Futures – short	138,511	400
Corn:
Futures – long	122,530	765
Futures – short	173,320	13,220
Physical contracts – long	50,298	12,454

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $731 million and $408 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 billion and $740 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are reflected in cost of materials and other.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of June 30, 2026, we had foreign currency contracts to purchase $445 million of U.S. dollars. These commitments matured before July 30, 2026.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of June 30, 2026 and December 31, 2025 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	June 30, 2026		December 31, 2025
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$48	$22	$31	$7

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$2,134	$2,279	$459	$446
Physical purchase contracts	Inventories	2	22	1	4
Foreign currency contracts	Receivables, net	5	—	—	—
Foreign currency contracts	Accrued expenses	—	—	—	2
Total		$2,141	$2,301	$460	$452

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

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Commodity contracts:
Gain (loss) recognized in other comprehensive income (loss)	n/a	$37	$4	$(153)	$—
Gain (loss) reclassified from accumulated other comprehensive loss into income	Revenues	(105)	7	(166)	—

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2026 and 2025. For the three and six months ended June 30, 2026 and 2025, cash flow hedges primarily related to forecasted sales of renewable diesel. As of June 30, 2026, the estimated deferred after-tax gain that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2026 and 2025 are described in Note 6.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Commodity contracts	Revenues	$39	$(4)	$(129)	$(4)
Commodity contracts	Cost of materials and other	(175)	(32)	(1)	(50)
Foreign currency contracts	Cost of materials and other	11	(16)	28	(20)

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
•expectations regarding adoptions of new, or changes to existing, low-carbon fuel regulations, policies, and standards issued by governments across the world to address greenhouse gas (GHG) emissions and the percentage of low-carbon fuels in the transportation fuel mix, including, but not limited to, the Renewable and Low-Carbon Fuel Programs, tax credits, efficiency standards, or other waivers, benefits, or incentives that impact the demand for low-carbon fuels; and
•expectations regarding our low-carbon fuels strategy, publicly disclosed GHG emissions reductions/displacements target, and our current, former, and any future low-carbon projects.

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
•the ability of the members of the Organization of the Petroleum Exporting Countries (OPEC) and other petroleum-producing nations to collectively maintain crude oil price and production controls;
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
•delay of, cancellation of, or failure to implement planned capital or other strategic projects and realize the various assumptions and benefits projected for such projects or cost overruns in executing such projects;
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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. Refer to the tables in note (c), beginning on page 57, for the reconciliations of Refining, Renewable Diesel, and Ethanol segment margin and adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable) to their most directly comparable GAAP financial measures. Also in note (c), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 63 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 62, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the second quarter and first six months of 2026 benefited from strong global demand for petroleum-based transportation fuels amid constrained worldwide supply. Geopolitical developments continued to disrupt global commodity markets and further limited refining capacity, exacerbating the imbalance between supply and demand. These conditions led to higher market prices for petroleum-based transportation fuels, as well as increased prices for crude oil and other feedstocks used in their production. Despite higher feedstock costs, the spread between product prices and input costs resulted in strong refining margins during the second quarter and first six months of 2026. However, refining margins remain sensitive to changes in global supply and demand dynamics, feedstock costs, and geopolitical developments, and sustained price volatility or shifts in these factors could impact future results.

Our results for the second quarter and first six months of 2026 were also impacted by the phased idling of processing units and cessation of refining operations at our Benicia Refinery, which was completed by the end of April. See Note 2 of Condensed Notes to Consolidated Financial Statements for additional information related to our Benicia Refinery.

In addition, on March 23, 2026, our Port Arthur Refinery experienced a fire in one of its distillate hydrotreater units, which prompted a full shut-down of the refinery. The refinery resumed operations in April 2026 at reduced throughput rates and returned to normal throughput rates during the second quarter. As a result of the outage and the phased restart of the processing units, the refinery’s throughput volumes during the second quarter of 2026 were lower than typical throughput rates. See Note 5 of Condensed Notes to Consolidated Financial Statements for additional information related to this incident.

The strong demand for our products and continued strength in refining margins are the primary contributors to us reporting $3.7 billion and $5.0 billion of net income attributable to Valero stockholders for the second quarter of 2026 and the first six months of 2026, respectively. Our operating results, including operating results by segment, are described in the following summary under “Second Quarter Results” and “First Six Months Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 43.

Our operations generated $7.0 billion of cash during the first six months of 2026. Also, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036 during the first six months of 2026, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. The cash generated by our operations was used to make $798 million of capital investments in our business and return $3.6 billion to our stockholders through purchases of common stock for treasury and dividend payments. As a result of these items, along with the net proceeds from our debt issuance and other activities, our cash, cash equivalents, and restricted cash increased by $3.2 billion during the first six months of 2026 to $8.1 billion as of June 30, 2026. We had $12.7 billion in liquidity as of June 30, 2026. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 60.

Second Quarter Results
For the second quarter of 2026, we reported net income attributable to Valero stockholders of $3.7 billion compared to $714 million for the second quarter of 2025. The increase of $3.0 billion was primarily due to an increase in operating income of $4.2 billion, partially offset by an increase in income tax expense of $815 million and an increase in net income attributable to noncontrolling interests of $404 million. The details of our operating income and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (c) beginning on page 57.

	Three Months Ended June 30,
	2026	2025	Change
Refining segment:
Operating income	$4,470	$1,266	$3,204
Adjusted operating income	4,444	1,270	3,174
Renewable Diesel segment:
Operating income (loss)	717	(79)	796
Ethanol segment:
Operating income	318	54	264
Total company:
Operating income	5,196	997	4,199
Adjusted operating income	5,178	1,001	4,177

While our operating income increased by $4.2 billion in the second quarter of 2026 compared to the second quarter of 2025, adjusted operating income also increased by $4.2 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $3.2 billion primarily due to higher gasoline and distillate (primarily diesel) margins, partially offset by a decline in sweet crude oil differentials.

•Renewable Diesel segment. Renewable Diesel segment operating income increased by $796 million primarily due to higher product prices (primarily renewable diesel), partially offset by higher feedstock costs.

•Ethanol segment. Ethanol segment operating income increased by $264 million primarily due to the recognition of clean fuel production credits in 2026, higher ethanol and corn-related co-product prices, and lower corn prices.

First Six Months Results
For the first six months of 2026, we reported net income attributable to Valero stockholders of $5.0 billion compared to $119 million for the first six months of 2025. The increase of $4.9 billion was primarily due to an increase in operating income of $6.8 billion, partially offset by an increase in income tax expense of $1.5 billion and an increase in net income attributable to noncontrolling interests of $520 million. The details of our operating income and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (c) beginning on page 57.

	Six Months Ended June 30,
	2026	2025	Change
Refining segment:
Operating income	$6,276	$736	$5,540
Adjusted operating income	6,274	1,875	4,399
Renewable Diesel segment:
Operating income (loss)	856	(220)	1,076
Ethanol segment:
Operating income	408	74	334
Total company:
Operating income	6,927	97	6,830
Adjusted operating income	6,933	1,236	5,697

While our operating income increased by $6.8 billion in the first six months of 2026 compared to the first six months of 2025, adjusted operating income increased by $5.7 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $4.4 billion primarily due to higher gasoline and distillate (primarily diesel) margins and an increase in throughput volumes, partially offset by a decline in sweet crude oil differentials.
•Renewable Diesel segment. Renewable Diesel segment operating income increased by $1.1 billion primarily due to higher product prices (primarily renewable diesel) and an increase in clean fuel production credits recognized on qualifying sales, partially offset by higher feedstock costs.

•Ethanol segment. Ethanol segment operating income increased by $334 million primarily due to the recognition of clean fuel production credits in 2026, higher ethanol and corn-related co-product prices, and lower corn prices.

Outlook
Many uncertainties exist with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic and geopolitical activity and the resulting impact on product supply and demand, we have noted several factors below that have impacted or may impact our results of operations during the third quarter of 2026.

•Although global demand for gasoline, diesel, and jet fuel has been resilient, demand growth has moderated amid market disruptions related to ongoing conflict in the Middle East.

•Continued disruption to global refining capacity is expected due to unplanned outages at refineries and export infrastructure in the Middle East and Russia resulting from ongoing conflicts in those regions, as well as reduced production in other regions driven by crude supply constraints. As a result, global refined product inventories are expected to remain low.

•Crude oil differentials are expected to remain volatile as ongoing conflict in the Middle East continues to disrupt global transportation routes. However, use of alternative transportation routes that partially bypass the Strait of Hormuz, coordinated releases from strategic petroleum reserves, and increased crude oil production from other regions could mitigate supply disruptions and ease volatility in the crude oil market.

•Renewable diesel demand is expected to remain strong as a result of the increase in the renewable volume obligations (RVOs) imposed by the EPA for 2026 and 2027, particularly with respect to biomass-based diesel.

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

Second Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended June 30, 2026
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$42,300	$1,176	$1,000	$—	$44,476
Intersegment revenues	2	1,506	311	(1,819)	—
Total revenues	42,302	2,682	1,311	(1,819)	44,476
Cost of sales:
Cost of materials and other (a)	34,268	1,803	822	(1,763)	35,130
Taxes other than income taxes	1,648	—	—	—	1,648
Operating expenses (excluding depreciation and amortization expense reflected below)	1,263	91	152	—	1,506
Depreciation and amortization expense	635	71	19	(2)	723
Total cost of sales	37,814	1,965	993	(1,765)	39,007
Other operating expenses	18	—	—	8	26
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	233	233
Depreciation and amortization expense	—	—	—	14	14
Operating income by segment	$4,470	$717	$318	$(309)	5,196
Other income, net					116
Interest and debt expense, net of capitalized interest					(145)
Income before income tax expense					5,167
Income tax expense					1,094
Net income					4,073
Less: Net income attributable to noncontrolling interests					353
Net income attributable to Valero Energy Corporation stockholders					$3,720

Second Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended June 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$28,324	$565	$1,000	$—	$29,889
Intersegment revenues	2	533	205	(740)	—
Total revenues	28,326	1,098	1,205	(740)	29,889
Cost of sales:
Cost of materials and other	23,388	1,044	988	(742)	24,678
Taxes other than income taxes	1,654	—	—	—	1,654
Operating expenses (excluding depreciation and amortization expense reflected below)	1,307	72	144	(1)	1,522
Depreciation and amortization expense	707	61	19	(1)	786
Total cost of sales	27,056	1,177	1,151	(744)	28,640
Other operating expenses	4	—	—	—	4
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	220	220
Depreciation and amortization expense	—	—	—	28	28
Operating income (loss) by segment	$1,266	$(79)	$54	$(244)	997
Other income, net					86
Interest and debt expense, net of capitalized interest					(141)
Income before income tax expense					942
Income tax expense					279
Net income					663
Less: Net loss attributable to noncontrolling interests					(51)
Net income attributable to Valero Energy Corporation stockholders					$714

Second Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended June 30,
	2026	2025
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$97.06	$66.59
Brent less West Texas Intermediate (WTI) crude oil	3.85	2.72
Brent less WTI Houston crude oil	1.69	1.89
Brent less Dated Brent crude oil	(8.05)	(1.08)
Brent less Argus Sour Crude Index crude oil	3.11	2.02
Brent less Maya crude oil	8.05	8.11
Brent less Western Canadian Select Houston crude oil	13.92	6.25
WTI crude oil	93.20	63.87

Natural gas (dollars per million British thermal units)	2.46	2.83

RVO (dollars per barrel) (d)	13.78	6.14

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock for Oxygenate Blending (CBOB) gasoline less Brent	17.98	8.99
Ultra-low-sulfur (ULS) diesel less Brent	43.52	14.79
Polymer Grade Propylene less Brent (not RVO adjusted)	(10.61)	(2.24)
U.S. Mid-Continent:
CBOB gasoline less WTI	20.14	14.91
ULS diesel less WTI	41.48	20.60
North Atlantic:
CBOB gasoline less Brent	25.07	13.43
ULS diesel less Brent	47.50	18.79
U.S. West Coast:
California Reformulated Gasoline Blendstock for Oxygenate Blending 87 gasoline less Brent	46.68	36.98
California Air Resources Board diesel less Brent	56.11	20.22

Second Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended June 30,
	2026	2025
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.74	$2.16
Biodiesel RIN (dollars per RIN)	2.12	1.09
California LCFS carbon credit (dollars per metric ton)	68.34	52.36
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.82	0.56
USGC DCO (dollars per pound)	0.86	0.59
USGC fancy bleachable tallow (dollars per pound)	0.84	0.56

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.43	4.52
New York Harbor ethanol (dollars per gallon)	2.00	1.84

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the second quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2026	2025	Change
Revenues	$44,476	$29,889	$14,587
Cost of sales (see note (a))	39,007	28,640	10,367
Operating income	5,196	997	4,199
Adjusted operating income (see note (c))	5,178	1,001	4,177
Income tax expense	1,094	279	815
Net income (loss) attributable to noncontrolling interests	353	(51)	404

Revenues increased by $14.6 billion in the second quarter of 2026 compared to the second quarter of 2025 primarily due to increases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues was partially offset by an increase in cost of sales of $10.4 billion primarily due to increases in crude oil and other feedstock costs. These changes resulted in a $4.2 billion increase in operating income, from $997 million in the second quarter of 2025 to $5.2 billion in the second quarter of 2026.

Adjusted operating income, which excludes the adjustments in the table in note (c), also increased by $4.2 billion, from $1.0 billion in the second quarter of 2025 to $5.2 billion in the second quarter of 2026. The primary components of this $4.2 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense increased by $815 million in the second quarter of 2026 compared to the second quarter of 2025 primarily as a result of higher income before income tax expense.

Net income attributable to noncontrolling interests increased by $404 million in the second quarter of 2026 compared to the second quarter of 2025 primarily due to higher earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 7 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis on page 48.
Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the second quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2026	2025	Change
Operating income	$4,470	$1,266	$3,204
Adjusted operating income (see note (c))	4,444	1,270	3,174

Refining margin (see note (c))	6,342	3,284	3,058
Operating expenses (excluding depreciation and amortization expense reflected below)	1,263	1,307	(44)
Depreciation and amortization expense	635	707	(72)

Throughput volumes (thousand barrels per day) (see note (e))	2,950	2,922	28

Refining segment operating income increased by $3.2 billion in the second quarter of 2026. Refining segment adjusted operating income, which excludes the adjustments in the table in note (c), also increased by $3.2 billion in the second quarter of 2026 compared to the second quarter of 2025 primarily due to an increase in Refining segment margin of $3.1 billion.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 45 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the second quarter of 2026 compared to the second quarter of 2025.

The increase in Refining segment margin was primarily due to the following:

•An increase in distillate (primarily diesel) margins had a favorable impact of approximately $2.9 billion.
•An increase in gasoline margins had a favorable impact of approximately $980 million.
•A decline in sweet crude oil differentials had an unfavorable impact of approximately $780 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the second quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2026	2025	Change
Operating income (loss)	$717	$(79)	$796

Renewable Diesel margin (see note (c))	879	54	825
Operating expenses (excluding depreciation and amortization expense reflected below)	91	72	19
Depreciation and amortization expense	71	61	10

Sales volumes (thousand gallons per day) (see note (e))	3,833	2,732	1,101

Renewable Diesel segment operating income increased by $796 million in the second quarter of 2026 compared to the second quarter of 2025 primarily due to an increase in Renewable Diesel margin of $825 million.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of the feedstocks that we process. The table on page 46 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the second quarter of 2026 compared to the second quarter of 2025.
The increase in Renewable Diesel segment margin was primarily due to the following:

•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $1.0 billion.
•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $200 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the second quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended June 30,
	2026	2025	Change
Operating income	$318	$54	$264

Ethanol margin (see note (c))	489	217	272
Operating expenses (excluding depreciation and amortization expense reflected below)	152	144	8
Depreciation and amortization expense	19	19	—

Production volumes (thousand gallons per day) (see note (e))	4,666	4,583	83

Ethanol segment operating income increased by $264 million in the second quarter of 2026 compared to the second quarter of 2025 primarily due to an increase in Ethanol segment margin of $272 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of corn that we process. The table on page 46 reflects market reference prices that we believe impacted our Ethanol segment margin in the second quarter of 2026 compared to the second quarter of 2025.

The increase in Ethanol segment margin was primarily due to the following:

•The recognition of clean fuel production credits had a favorable impact of $99 million. Provisions of the One Big Beautiful Bill Act (OBBB) became effective on January 1, 2026, making certain ethanol produced and sold by us eligible for the clean fuel production credit. During the second quarter of 2026, updated emissions modeling methodologies were released and additional actions were taken that increased the amount of clean fuel production credits generated from qualifying ethanol sales. Accordingly, we recognized clean fuel production credits on qualifying sales of ethanol in the second quarter of 2026, along with an amount related to qualifying sales in the first quarter of 2026.
•An increase in ethanol prices had a favorable impact of approximately $90 million.
•An increase in prices for the corn-related co-products that we produce, primarily dry distillers grains (DDGs) and inedible DCOs, had a favorable impact of approximately $50 million.
•A decrease in corn prices had a favorable impact of approximately $30 million.

First Six Months Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Six Months Ended June 30, 2026
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$73,105	$1,887	$1,865	$—	$76,857
Intersegment revenues	4	2,209	613	(2,826)	—
Total revenues	73,109	4,096	2,478	(2,826)	76,857
Cost of sales:
Cost of materials and other (a)	59,446	2,915	1,716	(2,762)	61,315
Taxes other than income taxes	3,369	—	—	—	3,369
Operating expenses (excluding depreciation and amortization expense reflected below)	2,609	176	316	—	3,101
Depreciation and amortization expense	1,367	149	38	(3)	1,551
Total cost of sales	66,791	3,240	2,070	(2,765)	69,336
Other operating expenses	42	—	—	8	50
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	518	518
Depreciation and amortization expense	—	—	—	26	26
Operating income by segment	$6,276	$856	$408	$(613)	6,927
Other income, net					248
Interest and debt expense, net of capitalized interest					(285)
Income before income tax expense					6,890
Income tax expense					1,495
Net income					5,395
Less: Net income attributable to noncontrolling interests					412
Net income attributable to Valero Energy Corporation stockholders					$4,983

First Six Months Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Six Months Ended June 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$57,081	$1,058	$2,008	$—	$60,147
Intersegment revenues	4	940	422	(1,366)	—
Total revenues	57,085	1,998	2,430	(1,366)	60,147
Cost of sales:
Cost of materials and other	48,157	1,939	2,020	(1,390)	50,726
Taxes other than income taxes	3,154	—	—	—	3,154
Operating expenses (excluding depreciation and amortization expense reflected below)	2,598	150	298	(1)	3,045
Depreciation and amortization expense	1,301	129	38	(2)	1,466
Total cost of sales	55,210	2,218	2,356	(1,393)	58,391
Asset impairment loss (b)	1,131				1,131
Other operating expenses	8	—	—	—	8
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	481	481
Depreciation and amortization expense	—	—	—	39	39
Operating income (loss) by segment	$736	$(220)	$74	$(493)	97
Other income, net					206
Interest and debt expense, net of capitalized interest					(278)
Income before income tax expense					25
Income tax expense					14
Net income					11
Less: Net loss attributable to noncontrolling interests					(108)
Net income attributable to Valero Energy Corporation stockholders					$119

First Six Months Results -
Average Market Reference Prices and Differentials

	Six Months Ended June 30,
	2026	2025
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$87.49	$70.74
Brent less WTI crude oil	4.90	3.08
Brent less WTI Houston crude oil	3.01	1.99
Brent less Dated Brent crude oil	(5.37)	(0.92)
Brent less ASCI crude oil	4.03	2.29
Brent less Maya crude oil	9.77	8.95
Brent less WCS Houston crude oil	13.75	6.75
WTI crude oil	82.59	67.67

Natural gas (dollars per MMBtu)	2.79	3.11

RVO (dollars per barrel) (d)	11.60	5.45

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	9.22	6.29
ULS diesel less Brent	35.56	15.74
Polymer Grade Propylene less Brent (not RVO adjusted)	(11.32)	(0.50)
U.S. Mid-Continent:
CBOB gasoline less WTI	9.73	12.09
ULS diesel less WTI	32.97	18.55
North Atlantic:
CBOB gasoline less Brent	14.12	9.17
ULS diesel less Brent	42.02	19.84
U.S. West Coast:
CARBOB 87 gasoline less Brent	35.49	30.06
CARB diesel less Brent	44.56	20.30

First Six Months Results -
Average Market Reference Prices and Differentials (continued)

	Six Months Ended June 30,
	2026	2025
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.33	$2.27
Biodiesel RIN (dollars per RIN)	1.78	0.94
California LCFS carbon credit (dollars per metric ton)	66.85	59.27
USGC UCO (dollars per pound)	0.73	0.53
USGC DCO (dollars per pound)	0.76	0.56
USGC Tallow (dollars per pound)	0.72	0.53

Ethanol
CBOT corn (dollars per bushel)	4.40	4.62
New York Harbor ethanol (dollars per gallon)	1.91	1.83

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first six months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2026	2025	Change
Revenues	$76,857	$60,147	$16,710
Cost of sales (see note (a))	69,336	58,391	10,945
Asset impairment loss (see note (b))	—	1,131	(1,131)
Operating income	6,927	97	6,830
Adjusted operating income (see note (c))	6,933	1,236	5,697
Income tax expense	1,495	14	1,481
Net income (loss) attributable to noncontrolling interests	412	(108)	520

Revenues increased by $16.7 billion in the first six months of 2026 compared to the first six months of 2025 primarily due to increases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues, along with the effect of an asset impairment loss of $1.1 billion in the first six months of 2025 (see note (b)), was partially offset by an increase in cost of sales of $10.9 billion primarily due to increases in crude oil and other feedstock costs.

Operating income increased by $6.8 billion in the first six months of 2026; however, adjusted operating income, which excludes the adjustments in the table in note (c), increased by $5.7 billion, from $1.2 billion in the first six months of 2025 to $6.9 billion in the first six months of 2026. The primary components of this $5.7 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense increased by $1.5 billion in the first six months of 2026 compared to the first six months of 2025 primarily as a result of higher income before income tax expense.

Net income attributable to noncontrolling interests increased by $520 million in the first six months of 2026 compared to the first six months of 2025 primarily due to higher earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 7 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis on page 55.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first six months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2026	2025	Change
Operating income	$6,276	$736	$5,540
Adjusted operating income (see note (c))	6,274	1,875	4,399

Refining margin (see note (c))	10,250	5,774	4,476
Operating expenses (excluding depreciation and amortization expense reflected below)	2,609	2,598	11
Depreciation and amortization expense	1,367	1,301	66
Asset impairment loss (see note (b))	—	1,131	(1,131)

Throughput volumes (thousand barrels per day) (see note (e))	2,932	2,875	57

Refining segment operating income increased by $5.5 billion in the first six months of 2026 compared to the first six months of 2025; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (c), increased by $4.4 billion in the first six months of 2026 compared to the first six months of 2025 primarily due to an increase in Refining segment margin of $4.5 billion.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 52 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first six months of 2026 compared to the first six months of 2025.
The increase in Refining segment margin was primarily due to the following:
•An increase in distillate (primarily diesel) margins had a favorable impact of approximately $3.9 billion.
•An increase in gasoline margins had a favorable impact of approximately $630 million.
•An increase in throughput volumes of 57,000 barrels per day had a favorable impact of approximately $200 million. During the first six months of 2026, we idled the processing units and ceased operation of the fuel production units at our Benicia Refinery, which was completed by the end of April 2026. In addition, in March 2026, an incident at our Port Arthur Refinery prompted a full shutdown of the refinery followed by a phased restart of the processing units by the end of the second quarter of 2026. These events, which are discussed in “OVERVIEW AND OUTLOOK—Overview—Business Operations Update” beginning on page 39 and in Notes 2 and 5 of Condensed Notes to Consolidated Financial Statements, resulted in lower volumes at our

Benicia Refinery and our Port Arthur Refinery during the first six months of 2026; however, the overall impact was more than offset by increased volumes at our other refineries, resulting in higher aggregate volumes in the first six months of 2026 compared to the first six months of 2025.
•A decline in sweet crude oil differentials had an unfavorable impact of approximately $580 million.
Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first six months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2026	2025	Change
Operating income (loss)	$856	$(220)	$1,076

Renewable Diesel margin (see note (c))	1,181	59	1,122
Operating expenses (excluding depreciation and amortization expense reflected below)	176	150	26
Depreciation and amortization expense	149	129	20

Sales volumes (thousand gallons per day) (see note (e))	3,432	2,584	848

Renewable Diesel segment operating income increased by $1.1 billion in the first six months of 2026 compared to the first six months of 2025 primarily due to an increase in Renewable Diesel segment margin of $1.1 billion.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of the feedstocks that we process. The table on page 53 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first six months of 2026 compared to the first six months of 2025.

The increase in Renewable Diesel segment margin was primarily due to the following:
•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $1.4 billion.
•An increase in clean fuel production credits recognized on qualifying sales had a favorable impact of $164 million.
•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $390 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first six months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Six Months Ended June 30,
	2026	2025	Change
Operating income	$408	$74	$334

Ethanol margin (see note (c))	762	410	352
Operating expenses (excluding depreciation and amortization expense reflected below)	316	298	18
Depreciation and amortization expense	38	38	—

Production volumes (thousand gallons per day) (see note (e))	4,643	4,525	118

Ethanol segment operating income increased by $334 million in the first six months of 2026 compared to the first six months of 2025 primarily due to an increase in Ethanol segment margin of $352 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of corn that we process. The table on page 53 reflects market reference prices that we believe impacted our Ethanol segment margin in the first six months of 2026 compared to the first six months of 2025.

The increase in Ethanol segment margin was primarily due to the following:

•The recognition of clean fuel production credits had a favorable impact of $119 million. Provisions of the OBBB became effective on January 1, 2026, making certain ethanol produced and sold by us eligible for the clean fuel production credit. Accordingly, we recognized clean fuel production credits on qualifying sales of ethanol in the first six months of 2026.
•An increase in ethanol prices had a favorable impact of approximately $90 million.
•A decrease in corn prices had a favorable impact of approximately $80 million.
•An increase in prices for the corn-related co-products that we produce, primarily DDGs and inedible DCOs, had a favorable impact of approximately $50 million.

________________________
The following notes relate to references on pages 43 through 56.

(a)Cost of materials and other for the three and six months ended June 30, 2026 includes a benefit of $44 million related to the liquidation of certain LIFO inventory layers attributable to our Refining segment. Inventory levels for our California refining operations decreased during the six months ended June 30, 2026 due to the phased idling of processing units and cessation of refining operations at our Benicia Refinery, which was completed by the end of April 2026. As a result, inventory levels at December 31, 2026 are expected to remain below those at December 31, 2025.

(b)In March 2025, we approved a plan to idle the processing units and cease refining operations at our Benicia Refinery by the end of April 2026. In addition, we considered strategic alternatives for our remaining operations in California. As a result, we evaluated the assets of the Benicia and Wilmington refineries for impairment as of March 31, 2025 and concluded that the carrying values of these assets were not recoverable. Therefore, we reduced the carrying values of the Benicia and Wilmington refineries to their estimated fair values and recognized a combined asset impairment loss of $1.1 billion in the six months ended June 30, 2025.

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

Non-GAAP measures are as follows (in millions):

◦Refining margin is defined as Refining segment operating income excluding the LIFO liquidation adjustment, operating expenses (excluding depreciation and amortization expense), depreciation and amortization expense, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Refining operating income to Refining margin
Refining operating income	$4,470	$1,266	$6,276	$736
Adjustments:
LIFO liquidation adjustment (see note (a))	(44)	—	(44)	—
Operating expenses (excluding depreciation and amortization expense)	1,263	1,307	2,609	2,598
Depreciation and amortization expense	635	707	1,367	1,301
Asset impairment loss (see note (b))	—	—	—	1,131
Other operating expenses	18	4	42	8
Refining margin	$6,342	$3,284	$10,250	$5,774

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Renewable Diesel operating income (loss) to Renewable Diesel margin
Renewable Diesel operating income (loss)	$717	$(79)	$856	$(220)
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	91	72	176	150
Depreciation and amortization expense	71	61	149	129
Renewable Diesel margin	$879	$54	$1,181	$59
◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$318	$54	$408	$74
Adjustments:
Operating expenses (excluding depreciation and amortization expense)	152	144	316	298
Depreciation and amortization expense	19	19	38	38
Ethanol margin	$489	$217	$762	$410
◦Adjusted Refining operating income is defined as Refining segment operating income excluding the LIFO liquidation adjustment, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$4,470	$1,266	$6,276	$736
Adjustments:
LIFO liquidation adjustment (see note (a))	(44)	—	(44)	—
Asset impairment loss (see note (b))	—	—	—	1,131
Other operating expenses	18	4	42	8
Adjusted Refining operating income	$4,444	$1,270	$6,274	$1,875

◦Adjusted operating income is defined as total company operating income excluding the LIFO liquidation adjustment, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$5,196	$997	$6,927	$97
Adjustments:
LIFO liquidation adjustment (see note (a))	(44)	—	(44)	—
Asset impairment loss (see note (b))	—	—	—	1,131
Other operating expenses	26	4	50	8
Adjusted operating income	$5,178	$1,001	$6,933	$1,236
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

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of June 30, 2026 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	7,431
Total liquidity	$12,729
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $443 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 4 of Condensed Notes to Consolidated Financial Statements.

On March 10, 2026, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036. Proceeds from this debt issuance totaled $850 million before deducting the underwriting discount and other debt issuance costs. A portion of the net proceeds from this debt issuance was used for the repayment of the $100 million outstanding principal balance of our 7.65 percent Debentures due July 1, 2026. The remaining net proceeds are expected to be used for general corporate purposes, including the repayment, repurchase, or redemption of the remaining $426 million aggregate principal amount of our 3.400 percent Senior Notes due September 15, 2026 and the remaining $146 million aggregate principal amount of the 4.375 percent Senior Notes due December 15, 2026 issued by Valero Energy Partners LP and guaranteed by us.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in):
Operating activities	$6,970	$1,888
Investing activities	(761)	(1,047)
Financing activities:
Debt issuances and borrowings	3,150	5,049
Repayments of debt and finance lease obligations	(2,444)	(4,890)
Return to stockholders:
Purchases of common stock for treasury	(2,836)	(612)
Common stock dividend payments	(714)	(710)
Return to stockholders	(3,550)	(1,322)
Other financing activities	(65)	(68)
Financing activities	(2,909)	(1,231)
Effect of foreign exchange rate changes on cash	(111)	273
Net increase (decrease) in cash, cash equivalents, and restricted cash	$3,189	$(117)
Cash Flows for the Six Months Ended June 30, 2026
In the first six months of 2026, we used the $7.0 billion of cash generated by our operations and the $3.2 billion from our debt issuance and borrowings to make $761 million of investments in our business, repay $2.4 billion of debt and finance lease obligations, return $3.6 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $3.2 billion. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $7.0 billion of cash in the first six months of 2026, driven primarily by net income of $5.4 billion, noncash charges to income of $1.4 billion, and a positive change in working capital of $403 million. Noncash charges primarily included $1.6 billion of depreciation and amortization expense, partially offset by a $268 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $761 million primarily consisted of $798 million in capital investments, as defined on the following page under “Capital Investments,” of which $40 million related to capital investments made by DGD.

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

As previously noted, our operations generated $1.9 billion of cash in the first six months of 2025, resulting from noncash charges to income of $2.0 billion, partially offset by an unfavorable change in working capital of $168 million. Noncash charges primarily included a $1.1 billion asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements, and $1.5 billion of depreciation and amortization expense, partially offset by a $259 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.0 billion primarily consisted of $1.1 billion in capital investments, of which $109 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of June 30, 2026 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

Capital Investments
Capital investments consist of our capital expenditures, deferred turnaround and catalyst cost expenditures, and investments in nonconsolidated joint ventures, as reflected in our statements of cash flows on page 6. Capital investments exclude acquisitions, if any.
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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$382	$333
Capital expenditures of VIEs:
DGD	7	63
Other VIEs	2	3
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	374	621
Deferred turnaround and catalyst cost expenditures of DGD	33	46
Investments in nonconsolidated joint ventures	—	1
Capital investments	798	1,067
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(20)	(54)
Capital expenditures of other VIEs	(2)	(3)
Capital investments attributable to Valero	$776	$1,010

We expect both capital investments and capital investments attributable to Valero in 2026 to be approximately $2.0 billion, which includes estimated capital investments of $250 million related to the March 2026 incident at our Port Arthur Refinery, as described in Note 5 of Condensed Notes to Consolidated Financial Statements. We anticipate that a substantial portion of the capital expenditures resulting from the March 2026 incident at our Port Arthur Refinery will be covered by insurance, subject to our self-insured retention. Approximately $1.7 billion is allocated to sustaining the business, with the remainder directed toward growth projects.

Contractual Obligations
As of June 30, 2026, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the six months ended June 30, 2026, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the six months ended June 30, 2026. See Note 2 of Condensed Notes to

Consolidated Financial Statements for additional information regarding contractual obligations for our Benicia Refinery.
Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the six months ended June 30, 2026, we purchased for treasury 11,338,194 of our shares for a total cost of $2.8 billion. See Note 6 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. As of June 30, 2026, we had $1.4 billion remaining available for purchase under the February 2026 Program. On July 16, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $5.0 billion with no expiration date, which is in addition to the amount remaining under the February 2026 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
As disclosed in our annual report on Form 10-K for the year ended December 31, 2025, we plan to contribute approximately $70 million to our pension plans and $20 million to our other postretirement benefit plans during 2026. No significant contributions were made to these plans during the six months ended June 30, 2026.

Trade and Other Policy Matters
See Note 5 of Condensed Notes to Consolidated Financial Statements for information regarding trade and other policy changes that have impacted our business.

Cash Held by Our Foreign Subsidiaries
As of June 30, 2026, $4.8 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.
Asset Retirement Obligations
See Note 2 of Condensed Notes to Consolidated Financial Statements for information regarding our expected asset retirement obligations and settlement activity during the six months ended June 30, 2026.
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

	June 30, 2026 (a)
	Expected Maturity Dates
	Remainder of 2026	2027	2028	2029	2030	There- after	Total	Fair Value
Fixed rate	$672	$564	$1,047	$439	$850	$5,586	$9,158	$8,960
Average interest rate	4.2%	2.2%	4.4%	4.0%	6.0%	5.4%	5.0%
Floating rate	$2	$—	$—	$—	$—	$—	$2	$2
Average interest rate	7.5%	—%	—%	—%	—%	—%	7.5%

	December 31, 2025 (a)
	Expected Maturity Dates
	2026	2027	2028	2029	2030	There- after	Total	Fair Value
Fixed rate	$672	$564	$1,047	$439	$850	$4,736	$8,308	$8,167
Average interest rate	4.2%	2.2%	4.4%	4.0%	6.0%	5.5%	5.0%
Floating rate	$23	$—	$—	$—	$—	$—	$23	$23
Average interest rate	7.8%	—%	—%	—%	—%	—%	7.8%
________________________
(a)Excludes unamortized discounts and debt issuance costs.
OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2025. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of June 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2026.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information below describes a new proceeding required to be disclosed in this item under SEC regulations for the three months ended June 30, 2026.

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

Bay Area Air Quality Management District (BAAQMD) (Benicia Refinery). Between 2019 and 2023, our Benicia Refinery received various Violation Notices (VNs) from the BAAQMD for excess emissions, among other violations. While no single VN exceeded the materiality threshold, such VNs were aggregated and resolved with the BAAQMD during the second quarter of 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the second quarter of 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 2026	2,512	$239.24	—	$3.7 billion
May 2026	2,511,104	$245.73	2,510,501	$3.1 billion
June 2026	6,497,555	$253.15	6,496,725	$1.4 billion
Total	9,011,171	$251.08	9,007,226	$1.4 billion
________________________
(a)The shares reported in this column include 3,945 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On October 29, 2024, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date. This authorization was granted on September 19, 2024, and we completed all authorized share purchases under this program during the second quarter of 2026. On February 25, 2026, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date (the February 2026 Program). As of June 30, 2026, we had $1.4 billion remaining available for purchase under the February 2026 Program. On July 16, 2026, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $5.0 billion with no expiration date, which is in addition to the amount remaining under the February 2026 Program.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

VALERO ENERGY CORPORATION (Registrant)
Date: July 30, 2026	By:	/s/ Homer S. Bhullar
Homer S. Bhullar
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)