Form 10-Q
period 2026-09-30
VALERO ENERGY CORP/TX
filed 2026-10-28
CIK 1035002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s only class of common stock, $0.01 par value, outstanding as of October 23, 2026 was 278,884,400.

VALERO ENERGY CORPORATION

i

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALERO ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(millions of dollars, except par value)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,840	$4,688
Receivables, net	14,749	9,877
Inventories	7,611	7,591
Prepaid expenses and other	1,361	1,054
Total current assets	33,561	23,210
Property, plant, and equipment, at cost	50,550	50,091
Accumulated depreciation	(23,624)	(22,474)
Property, plant, and equipment, net	26,926	27,617
Deferred charges and other assets, net	7,464	7,161
Total assets	$67,951	$57,988
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt and finance lease obligations	$989	$949
Accounts payable	13,797	10,139
Accrued expenses	1,435	1,403
Taxes other than income taxes payable	1,669	1,550
Income taxes payable	1,579	68
Total current liabilities	19,469	14,109
Debt and finance lease obligations, less current portion	10,012	9,670
Net deferred income tax liabilities	4,625	5,146
Other long-term liabilities	2,761	2,458
Commitments and contingencies
Equity:
Valero Energy Corporation stockholders’ equity:
Common stock, $0.01 par value; 1,200,000,000 shares authorized; 673,501,593 and 673,501,593 shares issued	7	7
Additional paid-in capital	7,025	6,981
Treasury stock, at cost; 394,615,218 and 374,561,457 common shares	(36,972)	(30,753)
Retained earnings	58,711	47,959
Accumulated other comprehensive loss	(797)	(469)
Total Valero Energy Corporation stockholders’ equity	27,974	23,725
Noncontrolling interests	3,110	2,880
Total equity	31,084	26,605
Total liabilities and equity	$67,951	$57,988

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(millions of dollars, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues (a)	$46,098	$32,168	$122,955	$92,315
Cost of sales:
Cost of materials and other	32,741	26,132	94,056	76,858
Taxes other than income taxes	1,654	1,826	5,023	4,980
Operating expenses (excluding depreciation and amortization expense reflected below)	1,627	1,614	4,728	4,659
Depreciation and amortization expense	669	824	2,220	2,290
Total cost of sales	36,691	30,396	106,027	88,787
Asset impairment loss	—	—	—	1,131
Other operating expenses	11	5	61	13
General and administrative expenses (excluding depreciation and amortization expense reflected below)	308	246	826	727
Depreciation and amortization expense	15	12	41	51
Operating income	9,073	1,509	16,000	1,606
Other income, net	127	86	375	292
Interest and debt expense, net of capitalized interest	(144)	(139)	(429)	(417)
Income before income tax expense	9,056	1,456	15,946	1,481
Income tax expense	2,067	390	3,562	404
Net income	6,989	1,066	12,384	1,077
Less: Net income (loss) attributable to noncontrolling interests	161	(29)	573	(137)
Net income attributable to Valero Energy Corporation stockholders	$6,828	$1,095	$11,811	$1,214

Earnings per common share	$23.90	$3.54	$40.30	$3.89
Weighted-average common shares outstanding (in millions)	285	309	292	311

Earnings per common share – assuming dilution	$23.89	$3.53	$40.29	$3.89
Weighted-average common shares outstanding – assuming dilution (in millions)	285	309	292	312
__________________________
Supplemental information:
(a) Includes excise taxes on sales by certain of our foreign operations	$1,658	$1,827	$5,043	$4,993

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$6,989	$1,066	$12,384	$1,077
Other comprehensive income (loss):
Foreign currency translation adjustment	(55)	(157)	(265)	569
Net gain (loss) on pension and other postretirement benefits	(3)	(4)	(9)	1
Net gain (loss) on cash flow hedges	(173)	8	(160)	8
Other comprehensive income (loss) before income tax expense (benefit)	(231)	(153)	(434)	578
Income tax expense (benefit) related to items of other comprehensive income (loss)	(20)	(2)	(25)	8
Other comprehensive income (loss)	(211)	(151)	(409)	570
Comprehensive income	6,778	915	11,975	1,647
Less: Comprehensive income (loss) attributable to noncontrolling interests	74	(25)	492	(131)
Comprehensive income attributable to Valero Energy Corporation stockholders	$6,704	$940	$11,483	$1,778

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of June 30, 2026	$7	$7,014	$(33,575)	$52,228	$(673)	$25,001	$3,267	$28,268
Net income	—	—	—	6,828	—	6,828	161	6,989
Dividends on common stock ($1.20 per share)	—	—	—	(345)	—	(345)	—	(345)
Stock-based compensation expense	—	10	—	—	—	10	—	10
Transactions in connection with stock-based compensation plans	—	1	(1)	—	—	—	—	—
Purchases of common stock for treasury	—	—	(3,396)	—	—	(3,396)	—	(3,396)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Distributions to noncontrolling interests	—	—	—	—	—	—	(232)	(232)
Other comprehensive loss	—	—	—	—	(124)	(124)	(87)	(211)
Balance as of September 30, 2026	$7	$7,025	$(36,972)	$58,711	$(797)	$27,974	$3,110	$31,084

Balance as of June 30, 2025	$7	$6,956	$(28,757)	$46,425	$(553)	$24,078	$2,869	$26,947
Net income (loss)	—	—	—	1,095	—	1,095	(29)	1,066
Dividends on common stock ($1.13 per share)	—	—	—	(351)	—	(351)	—	(351)
Stock-based compensation expense	—	18	—	—	—	18	—	18
Transactions in connection with stock-based compensation plans	—	(2)	2	—	—	—	—	—
Purchases of common stock for treasury	—	—	(931)	—	—	(931)	—	(931)
Contributions from noncontrolling interests	—	—	—	—	—	—	148	148
Other comprehensive income (loss)	—	—	—	—	(155)	(155)	4	(151)
Balance as of September 30, 2025	$7	$6,972	$(29,686)	$47,169	$(708)	$23,754	$2,992	$26,746

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(millions of dollars, except per share amounts)
(unaudited)

	Valero Energy Corporation Stockholders’ Equity
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total	Non- controlling Interests	Total Equity
Balance as of December 31, 2025	$7	$6,981	$(30,753)	$47,959	$(469)	$23,725	$2,880	$26,605
Net income	—	—	—	11,811	—	11,811	573	12,384
Dividends on common stock ($3.60 per share)	—	—	—	(1,059)	—	(1,059)	—	(1,059)
Stock-based compensation expense	—	70	—	—	—	70	—	70
Transactions in connection with stock-based compensation plans	—	(26)	26	—	—	—	—	—
Purchases of common stock for treasury	—	—	(6,245)	—	—	(6,245)	—	(6,245)
Contributions from noncontrolling interests	—	—	—	—	—	—	192	192
Distributions to noncontrolling interests	—	—	—	—	—	—	(454)	(454)
Other comprehensive loss	—	—	—	—	(328)	(328)	(81)	(409)
Balance as of September 30, 2026	$7	$7,025	$(36,972)	$58,711	$(797)	$27,974	$3,110	$31,084

Balance as of December 31, 2024	$7	$6,939	$(28,178)	$47,016	$(1,272)	$24,512	$3,009	$27,521
Net income (loss)	—	—	—	1,214	—	1,214	(137)	1,077
Dividends on common stock ($3.39 per share)	—	—	—	(1,061)	—	(1,061)	—	(1,061)
Stock-based compensation expense	—	68	—	—	—	68	—	68
Transactions in connection with stock-based compensation plans	—	(35)	36	—	—	1	—	1
Purchases of common stock for treasury	—	—	(1,544)	—	—	(1,544)	—	(1,544)
Contributions from noncontrolling interests	—	—	—	—	—	—	245	245
Distributions to noncontrolling interests	—	—	—	—	—	—	(131)	(131)
Other comprehensive income	—	—	—	—	564	564	6	570
Balance as of September 30, 2025	$7	$6,972	$(29,686)	$47,169	$(708)	$23,754	$2,992	$26,746

See Condensed Notes to Consolidated Financial Statements.

VALERO ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions of dollars)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$12,384	$1,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,261	2,341
Asset impairment loss	—	1,131
Deferred income tax benefit	(575)	(288)
Changes in operating assets and liabilities:
Current assets and current liabilities (see Note 11)	(123)	157
Deferred charges and other assets	(103)	(120)
Long-term liabilities	(109)	(114)
Other operating activities, net	167	(415)
Net cash provided by operating activities	13,902	3,769
Cash flows from investing activities:
Capital expenditures (excluding variable interest entities (VIEs))	(654)	(504)
Capital expenditures of VIEs:
Diamond Green Diesel Holdings LLC (DGD)	(4)	(67)
Other VIEs	(3)	(5)
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	(529)	(808)
Deferred turnaround and catalyst cost expenditures of DGD	(40)	(91)
Investments in nonconsolidated joint ventures	—	(1)
Other investing activities, net	50	50
Net cash used in investing activities	(1,180)	(1,426)
Cash flows from financing activities:
Proceeds from debt issuances and borrowings (excluding VIEs)	2,700	5,599
Proceeds from debt borrowings of DGD	550	400
Repayments of debt and finance lease obligations (excluding VIEs)	(2,541)	(5,566)
Repayments of debt and finance lease obligations of VIEs:
DGD	(570)	(320)
Other VIEs	(21)	(27)
Purchases of common stock for treasury	(6,198)	(1,534)
Payment of excise tax on purchases of common stock for treasury	(25)	(28)
Common stock dividend payments	(1,059)	(1,061)
Contributions from noncontrolling interests	192	245
Distributions to noncontrolling interests	(452)	(131)
Other financing activities, net	(10)	(7)
Net cash used in financing activities	(7,434)	(2,430)
Effect of foreign exchange rate changes on cash	(132)	199
Net increase in cash, cash equivalents, and restricted cash	5,156	112
Cash, cash equivalents, and restricted cash at beginning of period (a)	4,865	4,829
Cash, cash equivalents, and restricted cash at end of period (a)	$10,021	$4,941
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

•Included in the recoverability assessments discussed above was the recognition of expected asset retirement obligations of $337 million. During the three and nine months ended September 30, 2026, we settled approximately $19 million and $189 million, respectively, of the asset retirement obligation related to our Benicia Refinery.

•We shortened the estimated useful life of the Benicia Refinery, and as a result, have depreciated the revised carrying value of the net property, plant, and equipment and other noncurrent assets since April 2025 to the estimated salvage value. Accordingly, we recorded incremental depreciation of approximately $133 million in the nine months ended September 30, 2026, and approximately $100 million and $200 million in the three and nine months ended September 30, 2025, respectively, in depreciation and amortization expense.

•We implemented a transition plan for the affected employees of the Benicia Refinery, which included retention incentive payments and separation benefits. During the third quarter of 2025, we recognized a liability of $50 million for these one-time costs, which was included in operating expenses (excluding depreciation and amortization expense). Substantially all of this amount has been paid to eligible employees as of September 30, 2026.

•During the second quarter of 2026, we reduced certain inventory levels related to our California operations that resulted in the liquidation of last-in, first-out (LIFO) inventory layers with historical costs that were lower than current replacement costs. As a result, cost of materials and other includes a benefit of $44 million in the nine months ended September 30, 2026. Similar reductions in inventory levels occurred during the fourth quarter of 2025, which increased cost of materials and other by $37 million in the year ended December 31, 2025.

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

3.    INVENTORIES

Inventories consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Refinery feedstocks	$1,622	$1,880
Refined petroleum products and blendstocks	4,276	4,182
Renewable diesel feedstocks and products	970	809
Ethanol feedstocks and products	330	314
Materials and supplies	413	406
Inventories	$7,611	$7,591

During the nine months ended September 30, 2026, we recognized a $44 million benefit in cost of materials and other resulting from the liquidation of LIFO inventory layers established in prior years at costs lower than current replacement costs. As discussed in Note 2, LIFO inventory levels related to our California operations declined during 2026 due to the phased idling of processing units and cessation of refining operations at the Benicia Refinery, which was completed by the end of April 2026. Consequently, inventory levels at December 31, 2026, are expected to remain below those at December 31, 2025.

As of September 30, 2026 and December 31, 2025, the replacement cost (market value) of LIFO inventories exceeded their LIFO carrying amounts by $11.9 billion and $2.6 billion, respectively. Our non-LIFO inventories accounted for $1.5 billion and $1.2 billion of our total inventories as of September 30, 2026 and December 31, 2025, respectively.

4.    DEBT

Public Debt
In March 2026, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036. Proceeds from this debt issuance totaled $850 million before deducting the underwriting discount and other debt issuance costs. We used a portion of the net proceeds to repay the $100 million outstanding principal balance of our 7.65 percent Debentures that matured on July 1, 2026 and the $426 million outstanding principal balance of our 3.400 percent Senior Notes that matured on September 15, 2026.

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

Credit Facilities
We had outstanding borrowings, letters of credit issued, and availability under our credit facilities as follows (in millions):

			September 30, 2026
	Facility Amount	Maturity Date	Outstanding Borrowings	Letters of Credit Issued (a)	Availability
Committed facilities:
Valero Revolver	$4,000	October 2030	$—	$2	$3,998
Accounts receivable sales facility	1,300	June 2027	—	n/a	1,300
Committed facilities of VIEs (b):
DGD Revolver (c)	400	February 2029	—	—	400
DGD Loan Agreement (d)	100	June 2029	—	n/a	100
IEnova Revolver (e)	1,000	February 2028	3	n/a	997
Uncommitted facilities:
Letter of credit facilities	n/a	n/a	n/a	6	n/a
Uncommitted facility of VIE (b):
DGD letter of credit facility	n/a	n/a	n/a	18	n/a
________________________
(a)Letters of credit issued as of September 30, 2026 expire at various times in 2026 through 2029.
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
(e)Central Mexico Terminals (defined in Note 7) has an unsecured revolving credit facility (the IEnova Revolver) with IEnova (defined in Note 7). The variable interest rate on the IEnova Revolver was 7.575 percent and 7.835 percent as of September 30, 2026 and December 31, 2025, respectively.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity under our credit facilities was as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Borrowings:
Accounts receivable sales facility	$1,850	$4,950
DGD Revolver	400	400
DGD Loan Agreement	150	—
Repayments:
Accounts receivable sales facility	(1,850)	(4,950)
DGD Revolver	(400)	(300)
DGD Loan Agreement	(150)	—
IEnova Revolver	(21)	(27)
Other Disclosures
“Interest and debt expense, net of capitalized interest” was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and debt expense	$151	$144	$449	$432
Less: Capitalized interest	7	5	20	15
Interest and debt expense, net of capitalized interest	$144	$139	$429	$417

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

During the three and nine months ended September 30, 2026, we recorded an insurance recovery receivable of $21 million and $99 million, respectively, to offset losses that we believe are probable of recovery. Any insurance recoveries attributable to property damage in excess of recognized losses represent a gain contingency and will be recognized when realized or realizable. No insurance proceeds were received during the three and nine months ended September 30, 2026.

In addition, during the three and nine months ended September 30, 2026, we incurred $4 million and $19 million, respectively, of repair costs directly attributable to the incident that may be recoverable through the insurance claims process. These costs are included in other operating expenses within our Refining segment.

As a result of this incident, we have received a number of lawsuits, including a proposed class action lawsuit, alleging personal injury, property damage, and nuisance in the adjacent community. Several of these actions seek unspecified damages in excess of $1 million. While we intend to vigorously defend against such pending actions, the ultimate outcomes and impacts thereof are currently uncertain and the full extent of any potential losses or damages cannot be reasonably estimated at this time. In addition, we continue to work cooperatively with various regulatory authorities reviewing the incident and discussions are ongoing. During the third quarter of 2026, we received proposed citations and penalties from certain regulatory enforcement agencies associated with this incident. We intend to contest the alleged violations and proposed penalties. Current regulatory enforcement actions or proceedings, and those that may arise in the future, if any, are currently uncertain and we are unable to make any reasonable estimates with respect thereto at this time.

Trade and Other Policy Matters
The U.S. federal government under the current administration implemented new or revised tariffs that negatively impacted our business, particularly our Renewable Diesel segment, during 2025 and 2026, including those implemented pursuant to the International Emergency Economic Powers Act (IEEPA). On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were invalid. On April 20, 2026, U.S. Customs and Border Protection (CBP) launched a system that was developed to process IEEPA tariff refund claims. Based on the eligibility parameters established by CBP for Phase 1 of the refund process, DGD prepared and filed a refund claim of $51 million, which was accepted by CBP. In accordance with the accounting for gain contingencies, we recorded a receivable for this amount in

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
April 2026, which resulted in a decrease in cost of materials and other for our Renewable Diesel segment. As of September 30, 2026, substantially all of the Phase 1 refund claim has been received. DGD may be eligible to participate in future phases of the refund process; however, the timing, amount, and ultimate recoverability of any additional refunds remain uncertain. Accordingly, no amounts have been recognized with respect to such potential future claims. We continue to monitor developments related to trade and tariff-related matters and evaluate their potential effects on our business, financial position, results of operations, and cash flows.

6.    EQUITY

Treasury Stock
We purchase shares of our outstanding common stock as authorized by our board of directors (Board), including under share purchase programs (described in the table below) and with respect to our employee stock-based compensation plans. We purchased for treasury 9,056,938 shares and 5,667,134 shares for the three months ended September 30, 2026 and 2025, respectively, and 20,395,132 shares and 10,309,669 shares for the nine months ended September 30, 2026 and 2025, respectively.

Our Board authorized us to purchase shares of our outstanding common stock under various programs with no expiration dates as follows (in millions):

Program Name	Authorization Date	Total Cost Authorized	Completion of Authorized Share Purchases	Remaining Available for Purchase as of September 30, 2026
September 2024 Program	September 19, 2024	$2,500	Second quarter of 2026	$—
February 2026 Program	February 25, 2026	2,500	Third quarter of 2026	—
July 2026 Program	July 16, 2026	5,000	n/a	3,029

On October 27, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $10.0 billion with no expiration date, which is in addition to the amount remaining under the July 2026 Program.

Common Stock Dividends
On October 27, 2026, our Board declared a quarterly cash dividend of $1.20 per common share payable on December 21, 2026 to holders of record at the close of business on November 24, 2026.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Three Months Ended September 30,
	2026				2025
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(807)	$125	$9	$(673)	$(548)	$1	$(6)	$(553)
Other comprehensive loss before reclassifications	(55)	—	(104)	(159)	(155)	—	(6)	(161)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	36	34	—	(1)	9	8
Effect of exchange rates	—	1	—	1	—	(2)	—	(2)
Other comprehensive income (loss)	(55)	(1)	(68)	(124)	(155)	(3)	3	(155)
Balance as of end of period	$(862)	$124	$(59)	$(797)	$(703)	$(2)	$(3)	$(708)

	Nine Months Ended September 30,
	2026				2025
	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total	Foreign Currency Translation Adjustment	Defined Benefit Plans Items	Gains (Losses) on Cash Flow Hedges	Total
Balance as of beginning of period	$(602)	$130	$3	$(469)	$(1,264)	$(2)	$(6)	$(1,272)
Other comprehensive income (loss) before reclassifications	(260)	—	(162)	(422)	561	—	(6)	555
Amounts reclassified from accumulated other comprehensive loss	—	(5)	100	95	—	(5)	9	4
Effect of exchange rates	—	(1)	—	(1)	—	5	—	5
Other comprehensive income (loss)	(260)	(6)	(62)	(328)	561	—	3	564
Balance as of end of period	$(862)	$124	$(59)	$(797)	$(703)	$(2)	$(3)	$(708)

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.    VARIABLE INTEREST ENTITIES

Consolidated VIEs
We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary. As of September 30, 2026, the significant consolidated VIEs included:

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

The following tables present summarized balance sheet information for the significant assets and liabilities of the consolidated VIEs, which are included in our balance sheets (in millions):

	DGD	Central Mexico Terminals	Other	Total
September 30, 2026
Assets
Cash and cash equivalents	$365	$2	$32	$399
Other current assets	1,338	15	136	1,489
Property, plant, and equipment, net	3,489	605	58	4,152
Liabilities
Current liabilities, including current portion of debt and finance lease obligations	$215	$22	$5	$242
Debt and finance lease obligations, less current portion	596	—	—	596
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit cost related to our defined benefit plans were as follows (in millions):

	Pension Plans		Other Postretirement Benefit Plans
	2026	2025	2026	2025
Three months ended September 30
Service cost	$28	$27	$—	$—
Interest cost	32	34	3	3
Expected return on plan assets	(57)	(56)	—	—
Amortization of:
Net actuarial gain	(2)	(2)	(2)	(2)
Prior service cost	1	1	—	1
Settlement loss	—	3	—	—
Net periodic benefit cost	$2	$7	$1	$2

Nine months ended September 30
Service cost	$82	$81	$2	$2
Interest cost	97	102	8	9
Expected return on plan assets	(172)	(167)	—	—
Amortization of:
Net actuarial gain	(6)	(6)	(5)	(6)
Prior service cost	4	4	—	1
Settlement loss	1	6	—	—
Net periodic benefit cost	$6	$20	$5	$6

The components of net periodic benefit cost other than the service cost component (i.e., the non-service cost components) are included in “other income, net.”

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.    EARNINGS PER COMMON SHARE

Earnings per common share was computed as follows (dollars and shares in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per common share:
Net income attributable to Valero stockholders	$6,828	$1,095	$11,811	$1,214
Less: Income allocated to participating securities	19	3	33	3
Net income available to common stockholders	$6,809	$1,092	$11,778	$1,211

Weighted-average common shares outstanding	285	309	292	311

Earnings per common share	$23.90	$3.54	$40.30	$3.89

Earnings per common share – assuming dilution:
Net income attributable to Valero stockholders	$6,828	$1,095	$11,811	$1,214
Less: Income allocated to participating securities	19	3	33	3
Net income available to common stockholders	$6,809	$1,092	$11,778	$1,211

Weighted-average common shares outstanding	285	309	292	311
Effect of dilutive securities	—	—	—	1
Weighted-average common shares outstanding – assuming dilution	285	309	292	312

Earnings per common share – assuming dilution	$23.89	$3.53	$40.29	$3.89

Participating securities include restricted stock and performance awards granted under our 2020 Omnibus Stock Incentive Plan. Dilutive securities include participating securities. For the three and nine months ended September 30, 2026 and 2025, we computed earnings per common share – assuming dilution using the two-class method for all dilutive securities.

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

Contract Balances
Contract balances were as follows (in millions):

	September 30, 2026	December 31, 2025
Receivables from contracts with customers, included in receivables, net	$9,447	$6,233
Contract liabilities, included in accrued expenses	82	60

Remaining Performance Obligations
We have spot and term contracts with customers, the majority of which are spot contracts with no remaining performance obligations. We do not disclose remaining performance obligations for contracts that have terms of one year or less. The transaction price for our remaining term contracts includes a fixed component and variable consideration (i.e., a commodity price), both of which are allocated entirely to a wholly unsatisfied promise to transfer a distinct good that forms part of a single performance obligation. The fixed component is not material and the variable consideration is highly uncertain. Therefore, as of September 30, 2026, we have not disclosed the aggregate amount of the transaction price allocated to our remaining performance obligations. See Note 2 for additional information regarding contractual obligations related to our Benicia Refinery.

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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables reflect information about our reportable segments and include the reconciliation to our consolidated income before income tax expense (in millions):

	Refining	Renewable Diesel	Ethanol	Total
Three months ended September 30, 2026
Revenues:
Revenues from external customers	$44,369	$664	$1,065	$46,098
Intersegment revenues	3	1,729	352	2,084
	44,372	2,393	1,417	48,182

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(2,084)
Total consolidated revenues				$46,098
Less:
Cost of sales:
Cost of materials and other (a)	31,988	1,883	962
Taxes other than income taxes	1,654	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,376	86	165
Depreciation and amortization expense	580	71	18
Total cost of sales	35,598	2,040	1,145
Other operating expenses	(8)	—	—
Operating income by segment	$8,782	$353	$272	$9,407

Reconciliation of operating income by segment to income before income tax expense
Elimination of intersegment losses				8
Unallocated amounts:
Other corporate expenses (b)				(342)
Other income, net				127
Interest and debt expense, net of capitalized interest				(144)
Income before income tax expense				$9,056

Other segment disclosures
Expenditures for long-lived assets (c)	$397	$4	$25	$426
________________________
See notes on page 24.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Three months ended September 30, 2025
Revenues:
Revenues from external customers	$30,414	$719	$1,035	$32,168
Intersegment revenues	1	484	259	744
	30,415	1,203	1,294	32,912

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(744)
Total consolidated revenues				$32,168
Less:
Cost of sales:
Cost of materials and other (a)	24,858	1,077	942
Taxes other than income taxes	1,826	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	1,388	78	148
Depreciation and amortization expense	728	76	21
Total cost of sales	28,800	1,231	1,111
Other operating expenses	5	—	—
Operating income (loss) by segment	$1,610	$(28)	$183	$1,765

Reconciliation of operating income (loss) by segment to income before income tax expense
Elimination of intersegment losses				2
Unallocated amounts:
Other corporate expenses (b)				(258)
Other income, net				86
Interest and debt expense, net of capitalized interest				(139)
Income before income tax expense				$1,456

Other segment disclosures
Expenditures for long-lived assets (c)	$324	$49	$12	$385
________________________
See notes on page 24.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Nine months ended September 30, 2026
Revenues:
Revenues from external customers	$117,474	$2,551	$2,930	$122,955
Intersegment revenues	7	3,938	965	4,910
	117,481	6,489	3,895	127,865

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(4,910)
Total consolidated revenues				$122,955
Less:
Cost of sales:
Cost of materials and other (a)	91,434	4,798	2,678
Taxes other than income taxes	5,023	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	3,985	262	481
Depreciation and amortization expense	1,947	220	56
Total cost of sales	102,389	5,280	3,215
Other operating expenses	34	—	—
Operating income by segment	$15,058	$1,209	$680	$16,947

Reconciliation of operating income by segment to income before income tax expense
Elimination of intersegment profits				(53)
Unallocated amounts:
Other corporate expenses (b)				(894)
Other income, net				375
Interest and debt expense, net of capitalized interest				(429)
Income before income tax expense				$15,946

Other segment disclosures
Segment assets	$49,538	$5,669	$1,475	$56,682
Expenditures for long-lived assets (c)	1,119	44	43	1,206
________________________
See notes on page 24.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Refining	Renewable Diesel	Ethanol	Total
Nine months ended September 30, 2025
Revenues:
Revenues from external customers	$87,495	$1,777	$3,043	$92,315
Intersegment revenues	5	1,424	681	2,110
	87,500	3,201	3,724	94,425

Reconciliation of revenues by segment to consolidated revenues
Elimination of intersegment revenues				(2,110)
Total consolidated revenues				$92,315
Less:
Cost of sales:
Cost of materials and other (a)	73,015	3,016	2,962
Taxes other than income taxes	4,980	—	—
Operating expenses (excluding depreciation and amortization expense reflected below)	3,986	228	446
Depreciation and amortization expense	2,029	205	59
Total cost of sales	84,010	3,449	3,467
Asset impairment loss	1,131	—	—
Other operating expenses	13	—	—
Operating income (loss) by segment	$2,346	$(248)	$257	$2,355

Reconciliation of operating income (loss) by segment to income before income tax expense
Elimination of intersegment losses				29
Unallocated amounts:
Other corporate expenses (b)				(778)
Other income, net				292
Interest and debt expense, net of capitalized interest				(417)
Income before income tax expense				$1,481

Other segment disclosures
Segment assets	$45,010	$5,600	$1,495	$52,105
Expenditures for long-lived assets (c)	1,231	158	30	1,419
________________________
(a)Cost of materials and other is net of the clean fuel production credit on qualifying sales of certain low-carbon transportation fuels of $150 million and $206 million for the three months ended September 30, 2026 and 2025, respectively, and $505 million and $397 million for the nine months ended September 30, 2026 and 2025, respectively, for our Renewable Diesel segment and $92 million and $211 million for the three and nine months ended September 30, 2026, respectively, for our Ethanol segment.
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

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total assets for reportable segments reconciled to our consolidated assets were as follows (in millions):

	September 30, 2026	December 31, 2025
Total assets for reportable segments	$56,682	$51,316
Corporate assets	11,815	6,938
Elimination of intercompany receivables and other assets	(546)	(266)
Total consolidated assets	$67,951	$57,988

Expenditures for long-lived assets for reportable segments reconciled to our consolidated expenditures for long-lived assets were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expenditures for long-lived assets for reportable segments	$426	$385	$1,206	$1,419
Corporate expenditures for long-lived assets	6	24	24	56
Total consolidated expenditures for long-lived assets	$432	$409	$1,230	$1,475

The following table provides a disaggregation of revenues from external customers for our principal products by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Refining:
Gasolines and blendstocks	$17,932	$13,287	$47,780	$38,382
Distillates	22,003	14,582	58,152	40,736
Other product revenues	4,434	2,545	11,542	8,377
Total Refining revenues	44,369	30,414	117,474	87,495
Renewable Diesel:
Renewable diesel	433	623	2,056	1,484
Renewable naphtha	61	29	137	114
Neat SAF	170	67	358	179
Total Renewable Diesel revenues	664	719	2,551	1,777
Ethanol:
Ethanol	848	823	2,313	2,390
Distillers grains	217	212	617	653
Total Ethanol revenues	1,065	1,035	2,930	3,043
Revenues	$46,098	$32,168	$122,955	$92,315

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2026 and December 31, 2025, our investments in nonconsolidated joint ventures accounted for under the equity method were $675 million and $684 million, respectively, all of which related to the Refining segment and are reflected in “deferred charges and other assets, net” in our balance sheets.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

In order to determine net cash provided by operating activities, net income is adjusted by, among other things, changes in current assets and current liabilities as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Decrease (increase) in current assets:
Receivables, net	$(5,021)	$619
Inventories	(15)	529
Prepaid expenses and other	(281)	51
Increase (decrease) in current liabilities:
Accounts payable	3,635	(1,438)
Accrued expenses	(27)	264
Taxes other than income taxes payable	73	13
Income taxes payable	1,513	119
Changes in current assets and current liabilities	$(123)	$157

Changes in current assets and current liabilities for the nine months ended September 30, 2026 were primarily due to the following:

•The increase in receivables was primarily due to an increase in refined petroleum product prices in September 2026 compared to December 2025;

•The increase in accounts payable was primarily due to an increase in crude oil and other feedstock prices in September 2026 compared to December 2025; and
•The increase in income taxes payable was primarily due to higher income before income tax expense in the third quarter of 2026.
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
Cash flows related to interest and income taxes were as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Interest paid in excess of amount capitalized, including interest on finance leases	$378	$362
Income taxes paid, net	1,880	398

Supplemental cash flow information related to our operating and finance leases was as follows (in millions):

	Nine Months Ended September 30,
	2026		2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$424	$89	$394	$84
Financing cash flows	—	185	—	196
Changes in lease balances resulting from new and modified leases	778	263	357	22

There were no significant noncash investing and financing activities during the nine months ended September 30, 2026, except as noted in the table above. Noncash investing activities for the nine months ended September 30, 2025 included the recognition of expected asset retirement obligations of $337 million, as described in Note 2. There were no other significant noncash investing and financing activities during the nine months ended September 30, 2025, except as noted in the table above.

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12.    FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements
The following tables present information (in millions) about our assets and liabilities recognized at their fair values in our balance sheets categorized according to the fair value hierarchy of the inputs utilized by us to determine the fair values as of September 30, 2026 and December 31, 2025.

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

	September 30, 2026
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$2,602	$—	$—	$2,602	$(2,552)	$(19)	$31	$—
Physical purchase contracts	—	11	—	11	n/a	n/a	11	n/a
Clean fuel production credits	—	—	87	87	n/a	n/a	87	n/a
Investments of certain benefit plans	96	—	4	100	n/a	n/a	100	n/a
Investments in AFS debt securities	2	26	—	28	n/a	n/a	28	n/a
Foreign currency contracts	13	—	—	13	n/a	n/a	13	n/a
Total	$2,713	$37	$91	$2,841	$(2,552)	$(19)	$270

Liabilities
Commodity derivative contracts	$3,116	$—	$—	$3,116	$(2,552)	$(564)	$—	$(124)
Physical purchase contracts	—	5	—	5	n/a	n/a	5	n/a
Blending program obligations	—	53	—	53	n/a	n/a	53	n/a
Total	$3,116	$58	$—	$3,174	$(2,552)	$(564)	$58

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025
				Total Gross Fair Value	Effect of Counter- party Netting	Effect of Cash Collateral Netting	Net Carrying Value on Balance Sheet	Cash Collateral Paid or Received Not Offset
	Fair Value Hierarchy
	Level 1	Level 2	Level 3
Assets
Commodity derivative contracts	$490	$—	$—	$490	$(448)	$(7)	$35	$—
Physical purchase contracts	—	1	—	1	n/a	n/a	1	n/a
Clean fuel production credits	—	—	55	55	n/a	n/a	55	n/a
Investments of certain benefit plans	92	—	4	96	n/a	n/a	96	n/a
Investments in AFS debt securities	1	26	—	27	n/a	n/a	27	n/a
Total	$583	$27	$59	$669	$(448)	$(7)	$214

Liabilities
Commodity derivative contracts	$453	$—	$—	$453	$(448)	$(5)	$—	$(39)
Physical purchase contracts	—	4	—	4	n/a	n/a	4	n/a
Blending program obligations	—	85	—	85	n/a	n/a	85	n/a
Foreign currency contracts	2	—	—	2	n/a	n/a	2	n/a
Total	$455	$89	$—	$544	$(448)	$(5)	$91

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

•Investments in AFS debt securities consist primarily of commercial paper and U.S. government Treasury bills and have maturities within one year. The securities categorized in Level 1 are measured at fair value using a market approach based on quoted prices from national securities exchanges and the securities categorized in Level 2 are measured at fair value using a market approach based on quoted prices from independent pricing services. The amortized cost basis of the securities approximates fair value. Realized and unrealized gains and losses were de minimis for the three and nine months ended September 30, 2026 and 2025.

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

Nonrecurring Fair Value Measurements
There were no assets or liabilities that were measured at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

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

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Debt (excluding finance lease obligations)	Level 2	$8,579	$8,089	$8,261	$8,190

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

As of September 30, 2026, we had the following outstanding commodity derivative instruments that were used as cash flow hedges and economic hedges, as well as commodity derivative instruments related to the physical purchase of corn at a fixed price. The information presents the notional volume of outstanding contracts by type of instrument and year of maturity (volumes in thousands of barrels, except corn contracts that are presented in thousands of bushels).

	Notional Contract Volumes by Year of Maturity
	2026	2027
Derivatives designated as cash flow hedges:
Refined petroleum products:
Futures – short	1,800	1,544

Derivatives designated as economic hedges:
Crude oil and refined petroleum products:
Futures – long	129,486	9,709
Futures – short	130,678	10,745
Corn:
Futures – long	137,710	1,970
Futures – short	180,355	28,285
Physical contracts – long	42,000	27,408

Renewable and Low-Carbon Fuel Programs Price Risk
We are exposed to market risk related to the volatility in the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs. To manage this risk, we enter into contracts to purchase these credits. Some of these contracts are derivative instruments; however, we elect the normal purchase exception and do not record these contracts at their fair values. The Renewable and Low-Carbon Fuel Programs require us to blend a certain volume of renewable and low-carbon fuels into the petroleum-

VALERO ENERGY CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
based transportation fuels we produce in, or import into, the respective jurisdiction to be consumed therein based on annual quotas. To the degree we are unable to blend at the required quotas, we must purchase compliance credits (primarily Renewable Identification Numbers (RINs)). The cost of meeting our credit obligations under the Renewable and Low-Carbon Fuel Programs was $658 million and $431 million for the three months ended September 30, 2026 and 2025, respectively, and $2.0 billion and $1.2 billion for the nine months ended September 30, 2026 and 2025, respectively. These amounts are reflected in cost of materials and other.
Foreign Currency Risk
We are exposed to exchange rate fluctuations on transactions related to our foreign operations that are denominated in currencies other than the local (functional) currencies of our operations. To manage our exposure to these exchange rate fluctuations, we often use foreign currency contracts. These contracts are not designated as hedging instruments for accounting purposes and therefore are classified as economic hedges. As of September 30, 2026, we had foreign currency contracts to purchase $675 million of U.S. dollars. These commitments matured on or before October 27, 2026.
Fair Values of Derivative Instruments
The following table provides information about the fair values of our derivative instruments as of September 30, 2026 and December 31, 2025 (in millions) and the line items in our balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of our derivative instruments.

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

	Balance Sheet Location	September 30, 2026		December 31, 2025
		Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Receivables, net	$15	$203	$31	$7

Derivatives not designated as hedging instruments:
Commodity contracts	Receivables, net	$2,587	$2,913	$459	$446
Physical purchase contracts	Inventories	11	5	1	4
Foreign currency contracts	Receivables, net	13	—	—	—
Foreign currency contracts	Accrued expenses	—	—	—	2
Total		$2,611	$2,918	$460	$452

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

Derivatives in Cash Flow Hedging Relationships	Location of Loss Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Commodity contracts:
Loss recognized in other comprehensive income (loss)	n/a	$(265)	$(15)	$(418)	$(15)
Loss reclassified from accumulated other comprehensive loss into income	Revenues	(92)	(23)	(258)	(23)

For cash flow hedges, no component of any derivative instrument’s gain or loss was excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026 and 2025, cash flow hedges related to forecasted sales of renewable diesel and neat SAF. As of September 30, 2026, the estimated deferred after-tax loss that is expected to be reclassified into revenues within the next 12 months was not material. The changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2026 and 2025 are described in Note 6.

The following table provides information about the gain (loss) recognized in income on our derivative instruments with respect to our economic hedges and our foreign currency hedges and the line items in our statements of income in which such gains (losses) are reflected (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Commodity contracts	Revenues	$(253)	$(3)	$(382)	$(7)
Commodity contracts	Cost of materials and other	74	—	73	(50)
Foreign currency contracts	Cost of materials and other	9	13	37	(7)

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
•our evaluation of strategic opportunities, including our expectations regarding the levels of, and costs and timing with respect to, the production and operations at our existing refineries and plants, projects under evaluation, construction, or development, and former projects;
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
•expectations regarding the matters discussed in Note 5 of Condensed Notes to Consolidated Financial Statements;
•expectations regarding our counterparties and VIEs, including our ability to pass on increased compliance costs and collect receivables in a timely manner, and the credit risk within our accounts receivable or accounts payable;
•expectations regarding the adoption of new, or changes to existing, low-carbon fuel regulations, policies, and standards issued by governments across the world to address greenhouse gas (GHG) emissions and the percentage of low-carbon fuels in the transportation fuel mix, including, but not limited to, the Renewable and Low-Carbon Fuel Programs, tax credits, efficiency standards, or other waivers, benefits, or incentives that impact the demand for low-carbon fuels; and
•expectations regarding our low-carbon fuels strategy, publicly disclosed GHG emissions reductions/displacements target, and our current, former, and any future low-carbon projects.

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
•the effects of war or hostilities, and political and economic conditions, in or affecting geographic areas that produce crude oil or other feedstocks, are key areas for crude oil and refined petroleum product transportation, or produce or consume refined petroleum products, renewable diesel, SAF, ethanol, or corn-related co-products;
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
•the volatility in the market price and availability of compliance credits (primarily RINs needed to comply with the RFS) under the Renewable and Low-Carbon Fuel Programs, as well as governmental actions regarding, and the impact associated with, small refinery exemptions and reallocations of compliance obligations under the RFS;
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

NON-GAAP FINANCIAL MEASURES

The following discussions in “OVERVIEW AND OUTLOOK,” “RESULTS OF OPERATIONS,” and “LIQUIDITY AND CAPITAL RESOURCES” include references to financial measures that are not defined under GAAP. These non-GAAP financial measures include Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); Refining segment adjusted operating expenses (excluding depreciation and amortization expense); and capital investments attributable to Valero. We have included these non-GAAP financial measures to help facilitate the comparison of operating results between periods, to help assess our cash flows, and because we believe they provide useful information as discussed further below. Refer to the tables in note (d), beginning on page 56, for the reconciliations of Refining, Renewable Diesel, and Ethanol segment margin; adjusted operating income (including adjusted operating income for each of our reportable segments, as applicable); and adjusted Refining operating expenses (excluding depreciation and amortization expense) to their most directly comparable GAAP financial measures. Also in note (d), we disclose the reasons why we believe our use of such non-GAAP financial measures provides useful information. See the table on page 63 for a reconciliation of capital investments attributable to Valero to its most directly comparable GAAP financial measure. Beginning on page 62, we disclose the reasons why we believe our use of this non-GAAP financial measure provides useful information.

OVERVIEW AND OUTLOOK

Overview
Business Operations Update
Our results for the third quarter and first nine months of 2026 benefited from resilient global demand for petroleum-based transportation fuels amid constrained worldwide supply. Geopolitical developments continued to disrupt global commodity markets and further limited refining capacity, exacerbating the imbalance between supply and demand. These conditions led to higher market prices for petroleum-based transportation fuels, as well as increased prices for crude oil and other feedstocks used in their production. Despite higher feedstock costs, the spread between product prices and input costs resulted in strong refining margins during the third quarter and first nine months of 2026. However, refining margins remain sensitive to changes in global supply and demand dynamics, feedstock costs, and geopolitical developments, and sustained price volatility or shifts in these factors could impact future results.

Our results for the first nine months of 2026 were also impacted by the phased idling of processing units and cessation of refining operations at our Benicia Refinery, which was completed by the end of April. See Note 2 of Condensed Notes to Consolidated Financial Statements for additional information related to our Benicia Refinery.

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

The resilient demand for our products and continued strength in refining margins are the primary contributors to us reporting $6.8 billion and $11.8 billion of net income attributable to Valero stockholders for the third quarter of 2026 and the first nine months of 2026, respectively. Our operating results, including operating results by segment, are described in the following summary under “Third Quarter Results” and “First Nine Months Results,” and detailed descriptions can be found under “RESULTS OF OPERATIONS” beginning on page 43.

Our operations generated $13.9 billion of cash during the first nine months of 2026. Also, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036 during the first nine months of 2026, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. The cash generated by our operations, along with the net proceeds from our debt issuance, was used to make $1.2 billion of capital investments in our business, return $7.3 billion to our stockholders through purchases of common stock for treasury and dividend payments, and repay $526 million of our public debt that matured in the first nine months of 2026. As a result of this and other activity, our cash, cash equivalents, and restricted cash increased by $5.2 billion during the first nine months of 2026 to $10.0 billion as of September 30, 2026. We had $14.7 billion in liquidity as of September 30, 2026. The components of our liquidity and descriptions of our cash flows, capital investments, and other matters impacting our liquidity and capital resources can be found under “LIQUIDITY AND CAPITAL RESOURCES” beginning on page 60.

Third Quarter Results
For the third quarter of 2026, we reported net income attributable to Valero stockholders of $6.8 billion compared to $1.1 billion for the third quarter of 2025. The increase of $5.7 billion was primarily due to an increase in operating income of $7.6 billion, partially offset by an increase in income tax expense of $1.7 billion and an increase in net income attributable to noncontrolling interests of $190 million. The details of our operating income and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (d) beginning on page 56.

	Three Months Ended September 30,
	2026	2025	Change
Refining segment:
Operating income	$8,782	$1,610	$7,172
Adjusted operating income	8,774	1,665	7,109
Renewable Diesel segment:
Operating income (loss)	353	(28)	381
Ethanol segment:
Operating income	272	183	89
Total company:
Operating income	9,073	1,509	7,564
Adjusted operating income	9,084	1,564	7,520

While our operating income increased by $7.6 billion in the third quarter of 2026 compared to the third quarter of 2025, adjusted operating income increased by $7.5 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $7.1 billion primarily due to higher gasoline and distillate margins, partially offset by a decrease in throughput volumes.

•Renewable Diesel segment. Renewable Diesel segment operating income increased by $381 million primarily due to higher product prices (primarily renewable diesel), partially offset by higher feedstock costs.

•Ethanol segment. Ethanol segment operating income increased by $89 million primarily due to the recognition of clean fuel production credits in 2026 and higher ethanol and corn-related co-product prices, partially offset by higher corn prices.

First Nine Months Results
For the first nine months of 2026, we reported net income attributable to Valero stockholders of $11.8 billion compared to $1.2 billion for the first nine months of 2025. The increase of $10.6 billion was primarily due to an increase in operating income of $14.4 billion, partially offset by an increase in income tax expense of $3.2 billion and an increase in net income attributable to noncontrolling interests of $710 million. The details of our operating income and adjusted operating income, where applicable, by segment and in total are reflected below (in millions). Adjusted operating income excludes the adjustments reflected in the tables in note (d) beginning on page 56.

	Nine Months Ended September 30,
	2026	2025	Change
Refining segment:
Operating income	$15,058	$2,346	$12,712
Adjusted operating income	15,048	3,540	11,508
Renewable Diesel segment:
Operating income (loss)	1,209	(248)	1,457
Ethanol segment:
Operating income	680	257	423
Total company:
Operating income	16,000	1,606	14,394
Adjusted operating income	16,017	2,800	13,217

While our operating income increased by $14.4 billion in the first nine months of 2026 compared to the first nine months of 2025, adjusted operating income increased by $13.2 billion primarily due to the following:

•Refining segment. Refining segment adjusted operating income increased by $11.5 billion primarily due to higher gasoline and distillate margins, partially offset by lower margins for products other than gasoline and distillate.
•Renewable Diesel segment. Renewable Diesel segment operating income increased by $1.5 billion primarily due to higher product prices (primarily renewable diesel), partially offset by higher feedstock costs.

•Ethanol segment. Ethanol segment operating income increased by $423 million primarily due to the recognition of clean fuel production credits in 2026 and higher ethanol and corn-related co-product prices.

Outlook
Many uncertainties exist with respect to the supply and demand balances in petroleum-based product markets worldwide. While it is difficult to predict future worldwide economic and geopolitical activity and the resulting impact on product supply and demand, we have noted several factors below that have impacted or may impact our results of operations during the fourth quarter of 2026.

•Although global demand for gasoline, diesel, and jet fuel has been resilient, demand growth is expected to remain measured amid market disruptions related to ongoing conflict in the Middle East.

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

•Ethanol demand is expected to follow typical seasonal patterns, with margins further supported by the recognition of clean fuel production credits.

RESULTS OF OPERATIONS

The following tables, including the reconciliations of non-GAAP financial measures to their most directly comparable GAAP financial measures in note (d) beginning on page 56, highlight our results of operations, our operating performance, and market reference prices that directly impact our operations. Note references in this section can be found on pages 56 through 59.

Third Quarter Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Three Months Ended September 30, 2026
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$44,369	$664	$1,065	$—	$46,098
Intersegment revenues	3	1,729	352	(2,084)	—
Total revenues	44,372	2,393	1,417	(2,084)	46,098
Cost of sales:
Cost of materials and other	31,988	1,883	962	(2,092)	32,741
Taxes other than income taxes	1,654	—	—	—	1,654
Operating expenses (excluding depreciation and amortization expense reflected below)	1,376	86	165	—	1,627
Depreciation and amortization expense	580	71	18	—	669
Total cost of sales	35,598	2,040	1,145	(2,092)	36,691
Other operating expenses	(8)	—	—	19	11
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	308	308
Depreciation and amortization expense	—	—	—	15	15
Operating income by segment	$8,782	$353	$272	$(334)	9,073
Other income, net					127
Interest and debt expense, net of capitalized interest					(144)
Income before income tax expense					9,056
Income tax expense					2,067
Net income					6,989
Less: Net income attributable to noncontrolling interests					161
Net income attributable to Valero Energy Corporation stockholders					$6,828

Third Quarter Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Three Months Ended September 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$30,414	$719	$1,035	$—	$32,168
Intersegment revenues	1	484	259	(744)	—
Total revenues	30,415	1,203	1,294	(744)	32,168
Cost of sales:
Cost of materials and other	24,858	1,077	942	(745)	26,132
Taxes other than income taxes	1,826	—	—	—	1,826
Operating expenses (excluding depreciation and amortization expense reflected below) (c)	1,388	78	148	—	1,614
Depreciation and amortization expense	728	76	21	(1)	824
Total cost of sales	28,800	1,231	1,111	(746)	30,396
Other operating expenses	5	—	—	—	5
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	246	246
Depreciation and amortization expense	—	—	—	12	12
Operating income (loss) by segment	$1,610	$(28)	$183	$(256)	1,509
Other income, net					86
Interest and debt expense, net of capitalized interest					(139)
Income before income tax expense					1,456
Income tax expense					390
Net income					1,066
Less: Net loss attributable to noncontrolling interests					(29)
Net income attributable to Valero Energy Corporation stockholders					$1,095

Third Quarter Results -
Average Market Reference Prices and Differentials

	Three Months Ended September 30,
	2026	2025
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$91.61	$68.14
Brent less West Texas Intermediate (WTI) crude oil	5.37	3.11
Brent less WTI Houston crude oil	4.29	2.09
Brent less Dated Brent crude oil	(5.75)	(0.91)
Brent less Argus Sour Crude Index crude oil	6.07	3.46
Brent less Maya crude oil	13.37	7.14
Brent less Western Canadian Select Houston crude oil	16.49	6.93
WTI crude oil	86.24	65.03

Natural gas (dollars per million British thermal units)	2.47	2.70

RVO (dollars per barrel) (e)	14.34	6.38

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
Conventional Blendstock for Oxygenate Blending (CBOB) gasoline less Brent	24.08	7.78
Ultra-low-sulfur (ULS) diesel less Brent	72.27	21.05
Polymer Grade Propylene less Brent (not RVO adjusted)	(17.02)	(8.22)
U.S. Mid-Continent:
CBOB gasoline less WTI	34.16	12.79
ULS diesel less WTI	73.54	26.16
North Atlantic:
CBOB gasoline less Brent	33.46	14.58
ULS diesel less Brent	77.12	24.64
U.S. West Coast:
California Reformulated Gasoline Blendstock for Oxygenate Blending 87 gasoline less Brent	50.89	26.69
California Air Resources Board diesel less Brent	81.83	29.83

Third Quarter Results -
Average Market Reference Prices and Differentials (continued)

	Three Months Ended September 30,
	2026	2025
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$4.33	$2.35
Biodiesel RIN (dollars per RIN)	2.23	1.13
California LCFS carbon credit (dollars per metric ton)	80.60	53.36
U.S. Gulf Coast (USGC) used cooking oil (dollars per pound)	0.76	0.62
USGC DCO (dollars per pound)	0.77	0.64
USGC fancy bleachable tallow (dollars per pound)	0.75	0.62

Ethanol
Chicago Board of Trade corn (dollars per bushel)	4.78	4.02
New York Harbor ethanol (dollars per gallon)	2.10	1.96

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the third quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2026	2025	Change
Revenues	$46,098	$32,168	$13,930
Cost of sales	36,691	30,396	6,295
Operating income	9,073	1,509	7,564
Adjusted operating income (see note (d))	9,084	1,564	7,520
Income tax expense	2,067	390	1,677
Net income (loss) attributable to noncontrolling interests	161	(29)	190

Revenues increased by $13.9 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily due to increases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues was partially offset by an increase in cost of sales of $6.3 billion primarily due to increases in crude oil and other feedstock costs.

Operating income increased by $7.6 billion in the third quarter of 2026; however, adjusted operating income, which excludes the adjustments in the table in note (d), increased by $7.5 billion, from $1.6 billion in the third quarter of 2025 to $9.1 billion in the third quarter of 2026. The primary components of this $7.5 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense increased by $1.7 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily as a result of higher income before income tax expense.

Net income attributable to noncontrolling interests increased by $190 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to higher earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 7 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis on page 48.
Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the third quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2026	2025	Change
Operating income	$8,782	$1,610	$7,172
Adjusted operating income (see note (d))	8,774	1,665	7,109

Refining margin (see note (d))	10,730	3,731	6,999
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (c))	1,376	1,388	(12)
Adjusted operating expenses (excluding depreciation and amortization expense reflected below) (see note (d))	1,376	1,338	38
Depreciation and amortization expense	580	728	(148)

Throughput volumes (thousand barrels per day) (see note (f))	2,972	3,087	(115)

Refining segment operating income increased by $7.2 billion in the third quarter of 2026; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (d), increased by $7.1 billion in the third quarter of 2026 compared to the third quarter of 2025 primarily due to an increase in Refining segment margin of $7.0 billion.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 45 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the third quarter of 2026 compared to the third quarter of 2025.

The increase in Refining segment margin was primarily due to the following:

•An increase in distillate margins had a favorable impact of approximately $5.5 billion.
•An increase in gasoline margins had a favorable impact of approximately $2.3 billion.
•A decrease in throughput volumes of 115,000 barrels per day had an unfavorable impact of approximately $420 million. As discussed in Note 2 of Condensed Notes to Consolidated Financial Statements, we idled the processing units and ceased operation of the fuel production units at our Benicia Refinery by the end of April 2026. As a result of these actions, throughput volumes were lower in the third quarter of 2026 compared to the third quarter of 2025.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the third quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2026	2025	Change
Operating income (loss)	$353	$(28)	$381

Renewable Diesel margin (see note (d))	510	126	384
Operating expenses (excluding depreciation and amortization expense reflected below)	86	78	8
Depreciation and amortization expense	71	76	(5)

Sales volumes (thousand gallons per day) (see note (f))	3,423	2,717	706

Renewable Diesel segment operating income increased by $381 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to an increase in Renewable Diesel margin of $384 million.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of the feedstocks that we process. The table on page 46 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the third quarter of 2026 compared to the third quarter of 2025.
The increase in Renewable Diesel segment margin was primarily due to the following:

•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $1.2 billion.
•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $750 million.

Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the third quarter of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Three Months Ended September 30,
	2026	2025	Change
Operating income	$272	$183	$89

Ethanol margin (see note (d))	455	352	103
Operating expenses (excluding depreciation and amortization expense reflected below)	165	148	17
Depreciation and amortization expense	18	21	(3)

Production volumes (thousand gallons per day) (see note (f))	4,799	4,635	164

Ethanol segment operating income increased by $89 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to an increase in Ethanol segment margin of $103 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of corn that we process. The table on page 46 reflects market reference prices that we believe impacted our Ethanol segment margin in the third quarter of 2026 compared to the third quarter of 2025.

The increase in Ethanol segment margin was primarily due to the following:

•The recognition of clean fuel production credits had a favorable impact of $92 million. Provisions of the One Big Beautiful Bill Act (OBBB) became effective on January 1, 2026, making certain ethanol produced and sold by us eligible for the clean fuel production credit. During the first nine months of 2026, updated emissions modeling methodologies were released and additional actions were taken that increased the amount of clean fuel production credits generated from qualifying ethanol sales. Accordingly, we recognized clean fuel production credits on qualifying sales of ethanol in the third quarter of 2026, along with an amount related to qualifying sales in the first six months of 2026.
•An increase in ethanol prices had a favorable impact of approximately $55 million.
•An increase in prices for the corn-related co-products that we produce, primarily dry distillers grains (DDGs) and inedible DCOs, had a favorable impact of approximately $30 million.
•An increase in corn prices had an unfavorable impact of approximately $75 million.

First Nine Months Results -
Financial Highlights by Segment and Total Company
(millions of dollars)

	Nine Months Ended September 30, 2026
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$117,474	$2,551	$2,930	$—	$122,955
Intersegment revenues	7	3,938	965	(4,910)	—
Total revenues	117,481	6,489	3,895	(4,910)	122,955
Cost of sales:
Cost of materials and other (a)	91,434	4,798	2,678	(4,854)	94,056
Taxes other than income taxes	5,023	—	—	—	5,023
Operating expenses (excluding depreciation and amortization expense reflected below)	3,985	262	481	—	4,728
Depreciation and amortization expense	1,947	220	56	(3)	2,220
Total cost of sales	102,389	5,280	3,215	(4,857)	106,027
Other operating expenses	34	—	—	27	61
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	826	826
Depreciation and amortization expense	—	—	—	41	41
Operating income by segment	$15,058	$1,209	$680	$(947)	16,000
Other income, net					375
Interest and debt expense, net of capitalized interest					(429)
Income before income tax expense					15,946
Income tax expense					3,562
Net income					12,384
Less: Net income attributable to noncontrolling interests					573
Net income attributable to Valero Energy Corporation stockholders					$11,811

First Nine Months Results -
Financial Highlights by Segment and Total Company (continued)
(millions of dollars)

	Nine Months Ended September 30, 2025
	Refining	Renewable Diesel	Ethanol	Corporate and Other	Total
Revenues:
Revenues from external customers	$87,495	$1,777	$3,043	$—	$92,315
Intersegment revenues	5	1,424	681	(2,110)	—
Total revenues	87,500	3,201	3,724	(2,110)	92,315
Cost of sales:
Cost of materials and other	73,015	3,016	2,962	(2,135)	76,858
Taxes other than income taxes	4,980	—	—	—	4,980
Operating expenses (excluding depreciation and amortization expense reflected below) (c)	3,986	228	446	(1)	4,659
Depreciation and amortization expense	2,029	205	59	(3)	2,290
Total cost of sales	84,010	3,449	3,467	(2,139)	88,787
Asset impairment loss (b)	1,131	—	—	—	1,131
Other operating expenses	13	—	—	—	13
General and administrative expenses (excluding depreciation and amortization expense reflected below)	—	—	—	727	727
Depreciation and amortization expense	—	—	—	51	51
Operating income (loss) by segment	$2,346	$(248)	$257	$(749)	1,606
Other income, net					292
Interest and debt expense, net of capitalized interest					(417)
Income before income tax expense					1,481
Income tax expense					404
Net income					1,077
Less: Net loss attributable to noncontrolling interests					(137)
Net income attributable to Valero Energy Corporation stockholders					$1,214

First Nine Months Results -
Average Market Reference Prices and Differentials

	Nine Months Ended September 30,
	2026	2025
Refining
Feedstocks (dollars per barrel)
Brent crude oil	$88.87	$69.87
Brent less WTI crude oil	5.06	3.08
Brent less WTI Houston crude oil	3.44	2.02
Brent less Dated Brent crude oil	(5.49)	(0.91)
Brent less ASCI crude oil	4.71	2.68
Brent less Maya crude oil	10.97	8.35
Brent less WCS Houston crude oil	14.66	6.81
WTI crude oil	83.81	66.79

Natural gas (dollars per MMBtu)	2.68	2.97

RVO (dollars per barrel) (e)	12.51	5.76

Product margins (RVO adjusted unless otherwise noted) (dollars per barrel)
U.S. Gulf Coast:
CBOB gasoline less Brent	14.17	6.78
ULS diesel less Brent	47.80	17.51
Polymer Grade Propylene less Brent (not RVO adjusted)	(13.22)	(3.07)
U.S. Mid-Continent:
CBOB gasoline less WTI	17.87	12.32
ULS diesel less WTI	46.49	21.09
North Atlantic:
CBOB gasoline less Brent	20.56	10.97
ULS diesel less Brent	53.72	21.44
U.S. West Coast:
CARBOB 87 gasoline less Brent	40.62	28.94
CARB diesel less Brent	56.98	23.47

First Nine Months Results -
Average Market Reference Prices and Differentials (continued)

	Nine Months Ended September 30,
	2026	2025
Renewable Diesel
New York Mercantile Exchange ULS diesel (dollars per gallon)	$3.66	$2.30
Biodiesel RIN (dollars per RIN)	1.93	1.00
California LCFS carbon credit (dollars per metric ton)	71.43	57.30
USGC UCO (dollars per pound)	0.74	0.56
USGC DCO (dollars per pound)	0.76	0.58
USGC Tallow (dollars per pound)	0.73	0.56

Ethanol
CBOT corn (dollars per bushel)	4.53	4.42
New York Harbor ethanol (dollars per gallon)	1.97	1.87

Total Company, Corporate, and Other
The following table includes selected financial data for the total company, corporate, and other for the first nine months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2026	2025	Change
Revenues	$122,955	$92,315	$30,640
Cost of sales (see note (a))	106,027	88,787	17,240
Asset impairment loss (see note (b))	—	1,131	(1,131)
Operating income	16,000	1,606	14,394
Adjusted operating income (see note (d))	16,017	2,800	13,217
Income tax expense	3,562	404	3,158
Net income (loss) attributable to noncontrolling interests	573	(137)	710

Revenues increased by $30.6 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily due to increases in product prices for the petroleum-based transportation fuels associated with sales made by our Refining segment. This increase in revenues, along with the effect of an asset impairment loss of $1.1 billion in the first nine months of 2025 (see note (b)), was partially offset by an increase in cost of sales of $17.2 billion primarily due to increases in crude oil and other feedstock costs.

Operating income increased by $14.4 billion in the first nine months of 2026; however, adjusted operating income, which excludes the adjustments in the table in note (d), increased by $13.2 billion, from $2.8 billion in the first nine months of 2025 to $16.0 billion in the first nine months of 2026. The primary components of this $13.2 billion increase in adjusted operating income are discussed by segment in the segment analyses that follow.

Income tax expense increased by $3.2 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily as a result of higher income before income tax expense.

Net income attributable to noncontrolling interests increased by $710 million in the first nine months of 2026 compared to the first nine months of 2025 primarily due to higher earnings associated with DGD, whose operations compose our Renewable Diesel segment. See Note 7 of Condensed Notes to Consolidated Financial Statements regarding our accounting for DGD and the Renewable Diesel segment analysis on page 55.

Refining Segment Results
The following table includes selected financial and operating data of our Refining segment for the first nine months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2026	2025	Change
Operating income	$15,058	$2,346	$12,712
Adjusted operating income (see note (d))	15,048	3,540	11,508

Refining margin (see note (d))	20,980	9,505	11,475
Operating expenses (excluding depreciation and amortization expense reflected below) (see note (c))	3,985	3,986	(1)
Adjusted operating expenses (excluding depreciation and amortization expense reflected below) (see note (d))	3,985	3,936	49
Depreciation and amortization expense	1,947	2,029	(82)
Asset impairment loss (see note (b))	—	1,131	(1,131)

Throughput volumes (thousand barrels per day) (see note (f))	2,946	2,947	(1)

Refining segment operating income increased by $12.7 billion in the first nine months of 2026 compared to the first nine months of 2025; however, Refining segment adjusted operating income, which excludes the adjustments in the table in note (d), increased by $11.5 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily due to an increase in Refining segment margin of $11.5 billion.

Refining segment margin is primarily affected by the prices for the petroleum-based transportation fuels that we sell and the cost of crude oil and other feedstocks that we process. The table on page 52 reflects market reference prices and differentials that we believe impacted our Refining segment margin in the first nine months of 2026 compared to the first nine months of 2025.
The increase in Refining segment margin was primarily due to the following:
•An increase in distillate margins had a favorable impact of approximately $9.2 billion.
•An increase in gasoline margins had a favorable impact of approximately $2.8 billion.
•A decrease in margins for products other than gasoline and distillate had an unfavorable impact of approximately $510 million.

Renewable Diesel Segment Results
The following table includes selected financial and operating data of our Renewable Diesel segment for the first nine months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2026	2025	Change
Operating income (loss)	$1,209	$(248)	$1,457

Renewable Diesel margin (see note (d))	1,691	185	1,506
Operating expenses (excluding depreciation and amortization expense reflected below)	262	228	34
Depreciation and amortization expense	220	205	15

Sales volumes (thousand gallons per day) (see note (f))	3,429	2,629	800

Renewable Diesel segment operating income increased by $1.5 billion in the first nine months of 2026 compared to the first nine months of 2025 primarily due to an increase in Renewable Diesel segment margin of $1.5 billion.

Renewable Diesel segment margin is primarily affected by the prices for the renewable fuels that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of the feedstocks that we process. The table on page 53 reflects market reference prices that we believe impacted our Renewable Diesel segment margin in the first nine months of 2026 compared to the first nine months of 2025.

The increase in Renewable Diesel segment margin was primarily due to the following:
•An increase in product prices, primarily renewable diesel, had a favorable impact of approximately $2.6 billion.
•An increase in the cost of the feedstocks that we process had an unfavorable impact of approximately $1.1 billion.
Ethanol Segment Results
The following table includes selected financial and operating data of our Ethanol segment for the first nine months of 2026 and 2025. The selected financial data is derived from the Financial Highlights by Segment and Total Company tables, unless otherwise noted.

	Nine Months Ended September 30,
	2026	2025	Change
Operating income	$680	$257	$423

Ethanol margin (see note (d))	1,217	762	455
Operating expenses (excluding depreciation and amortization expense reflected below)	481	446	35
Depreciation and amortization expense	56	59	(3)

Production volumes (thousand gallons per day) (see note (f))	4,695	4,562	133

Ethanol segment operating income increased by $423 million in the first nine months of 2026 compared to the first nine months of 2025 primarily due to an increase in Ethanol segment margin of $455 million.

Ethanol segment margin is primarily affected by prices for the ethanol and corn-related co-products that we sell, the recognition of clean fuel production credits on qualifying sales, and the cost of corn that we process. The table on page 53 reflects market reference prices that we believe impacted our Ethanol segment margin in the first nine months of 2026 compared to the first nine months of 2025.

The increase in Ethanol segment margin was primarily due to the following:

•The recognition of clean fuel production credits had a favorable impact of $211 million. Provisions of the OBBB became effective on January 1, 2026, making certain ethanol produced and sold by us eligible for the clean fuel production credit. Accordingly, we recognized clean fuel production credits on qualifying sales of ethanol in the first nine months of 2026.
•An increase in ethanol prices had a favorable impact of approximately $150 million.
•An increase in prices for the corn-related co-products that we produce, primarily DDGs and inedible DCOs, had a favorable impact of approximately $80 million.
________________________
The following notes relate to references on pages 43 through 55.

(a)Cost of materials and other for the nine months ended September 30, 2026 includes a benefit of $44 million resulting from the liquidation of certain LIFO inventory layers attributable to our Refining segment. Inventory levels for our West Coast refining operations decreased during 2026 due to the phased idling of processing units and cessation of refining operations at our Benicia Refinery, which was completed by the end of April 2026. Consequently, inventory levels at December 31, 2026 are expected to remain below those at December 31, 2025.

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

(c)Operating expenses (excluding depreciation and amortization expense) for the three and nine months ended September 30, 2025 includes employee retention and separation costs of $50 million related to the Benicia Refinery. In connection with our plan to cease refining operations at the Benicia Refinery, we implemented a transition plan for eligible employees that included retention incentive payments and separation benefits.

(d)We use certain financial measures (as noted below) that are not defined under GAAP and are considered to be non-GAAP measures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Refining operating income to Refining margin
Refining operating income	$8,782	$1,610	$15,058	$2,346
Adjustments:
LIFO liquidation adjustment (see note (a))	—	—	(44)	—
Operating expenses (excluding depreciation and amortization expense) (see note (c))	1,376	1,388	3,985	3,986
Depreciation and amortization expense	580	728	1,947	2,029
Asset impairment loss (see note (b))	—	—	—	1,131
Other operating expenses	(8)	5	34	13
Refining margin	$10,730	$3,731	$20,980	$9,505

◦Renewable Diesel margin is defined as Renewable Diesel segment operating income (loss) excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Renewable Diesel operating income (loss) to Renewable Diesel margin
Renewable Diesel operating income (loss)	$353	$(28)	$1,209	$(248)
Adjustments:
Operating expenses (excluding depreciation and amortization expense) (see note (c))	86	78	262	228
Depreciation and amortization expense	71	76	220	205
Renewable Diesel margin	$510	$126	$1,691	$185

◦Ethanol margin is defined as Ethanol segment operating income excluding operating expenses (excluding depreciation and amortization expense) and depreciation and amortization expense, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Ethanol operating income to Ethanol margin
Ethanol operating income	$272	$183	$680	$257
Adjustments:
Operating expenses (excluding depreciation and amortization expense) (see note (c))	165	148	481	446
Depreciation and amortization expense	18	21	56	59
Ethanol margin	$455	$352	$1,217	$762
◦Adjusted Refining operating income is defined as Refining segment operating income excluding the LIFO liquidation adjustment, employee retention and separation costs, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Refining operating income to adjusted Refining operating income
Refining operating income	$8,782	$1,610	$15,058	$2,346
Adjustments:
LIFO liquidation adjustment (see note (a))	—	—	(44)	—
Employee retention and separation costs (see note (c))	—	50	—	50
Asset impairment loss (see note (b))	—	—	—	1,131
Other operating expenses	(8)	5	34	13
Adjusted Refining operating income	$8,774	$1,665	$15,048	$3,540

◦Adjusted operating income is defined as total company operating income excluding the LIFO liquidation adjustment, employee retention and separation costs, the asset impairment loss, and other operating expenses, as reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of total company operating income to adjusted operating income
Total company operating income	$9,073	$1,509	$16,000	$1,606
Adjustments:
LIFO liquidation adjustment (see note (a))	—	—	(44)	—
Employee retention and separation costs (see note (c))	—	50	—	50
Asset impairment loss (see note (b))	—	—	—	1,131
Other operating expenses	11	5	61	13
Adjusted operating income	$9,084	$1,564	$16,017	$2,800

◦Adjusted Refining operating expenses (excluding depreciation and amortization expense) is defined as Refining segment operating expenses (excluding depreciation and amortization expense) excluding employee retention and separation costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Refining operating expenses (excluding depreciation and amortization expense) to adjusted Refining operating expenses (excluding depreciation and amortization expense)
Operating expenses (excluding depreciation and amortization expense)	$1,376	$1,388	$3,985	$3,986
Adjustment: Employee retention and separation costs (see note (c))	—	(50)	—	(50)
Adjusted Refining operating expenses (excluding depreciation and amortization expense)	$1,376	$1,338	$3,985	$3,936

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

LIQUIDITY AND CAPITAL RESOURCES

Our Liquidity
Our liquidity consisted of the following as of September 30, 2026 (in millions):

Available capacity from our committed facilities (a):
Valero Revolver	$3,998
Accounts receivable sales facility	1,300
Total available capacity	5,298
Cash and cash equivalents (b)	9,441
Total liquidity	$14,739
________________________
(a)Excludes the committed facilities of the consolidated VIEs.
(b)Excludes $399 million of cash and cash equivalents related to the consolidated VIEs that is for their use only.

Information about our outstanding borrowings, letters of credit issued, and availability under our credit facilities is reflected in Note 4 of Condensed Notes to Consolidated Financial Statements.

On March 10, 2026, we issued $850 million of 5.150 percent Senior Notes due March 10, 2036. Proceeds from this debt issuance totaled $850 million before deducting the underwriting discount and other debt issuance costs. A portion of the net proceeds from this debt issuance was used for the repayment of the $100 million outstanding principal balance of our 7.65 percent Debentures due July 1, 2026 and the $426 million outstanding principal balance of our 3.400 percent Senior Notes due September 15, 2026. The remaining net proceeds are expected to be used for general corporate purposes, including the repayment, repurchase, or redemption of the $146 million outstanding principal amount of the 4.375 percent Senior Notes due December 15, 2026 issued by Valero Energy Partners LP and guaranteed by us.

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

Cash Flows
Components of our cash flows are set forth below (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in):
Operating activities	$13,902	$3,769
Investing activities	(1,180)	(1,426)
Financing activities:
Debt issuances and borrowings	3,250	5,999
Repayments of debt and finance lease obligations	(3,132)	(5,913)
Return to stockholders:
Purchases of common stock for treasury	(6,198)	(1,534)
Common stock dividend payments	(1,059)	(1,061)
Return to stockholders	(7,257)	(2,595)
Other financing activities	(295)	79
Financing activities	(7,434)	(2,430)
Effect of foreign exchange rate changes on cash	(132)	199
Net increase in cash, cash equivalents, and restricted cash	$5,156	$112
Cash Flows for the Nine Months Ended September 30, 2026
In the first nine months of 2026, we used the $13.9 billion of cash generated by our operations and the $3.3 billion from our debt issuance and borrowings to make $1.2 billion of investments in our business, repay $3.1 billion of debt and finance lease obligations, return $7.3 billion to our stockholders through purchases of our common stock for treasury and dividend payments, and increase our available cash on hand by $5.2 billion. The debt issuance, borrowings, and repayments are described in Note 4 of Condensed Notes to Consolidated Financial Statements.

As previously noted, our operations generated $13.9 billion of cash in the first nine months of 2026, driven primarily by net income of $12.4 billion and noncash charges to income of $1.9 billion, partially offset by an unfavorable change in working capital of $123 million. Noncash charges primarily included $2.3 billion of depreciation and amortization expense, partially offset by a $575 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities primarily consisted of $1.2 billion in capital investments, as defined on the following page under “Capital Investments,” of which $44 million related to capital investments made by DGD.

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
As previously noted, our operations generated $3.8 billion of cash in the first nine months of 2025, primarily resulting from net income of $1.1 billion, noncash charges to income of $2.5 billion, and a favorable change in working capital of $157 million. Noncash charges primarily included a $1.1 billion asset impairment loss associated with our operations in California, as described in Note 2 of Condensed Notes to Consolidated Financial Statements, and $2.3 billion of depreciation and amortization expense, partially offset by a $288 million deferred income tax benefit. Details regarding the components of the change in working capital, along with the reasons for the changes in those components, are described in Note 11 of Condensed Notes to Consolidated Financial Statements. In addition, see “RESULTS OF OPERATIONS” for an analysis of the significant components of our net income.

Our investing activities of $1.4 billion primarily consisted of $1.5 billion in capital investments, of which $158 million related to capital investments made by DGD.

Our Capital Resources
Our material cash requirements as of September 30, 2026 primarily consisted of working capital requirements, capital investments, contractual obligations, and other matters, as described below. Our operations have historically generated positive cash flows to fulfill our working capital requirements and other uses of cash as discussed below.

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

The following table (in millions) reconciles our capital investments to capital investments attributable to Valero for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Reconciliation of capital investments to capital investments attributable to Valero
Capital expenditures (excluding VIEs)	$654	$504
Capital expenditures of VIEs:
DGD	4	67
Other VIEs	3	5
Deferred turnaround and catalyst cost expenditures (excluding VIEs)	529	808
Deferred turnaround and catalyst cost expenditures of DGD	40	91
Investments in nonconsolidated joint ventures	—	1
Capital investments	1,230	1,476
Adjustments:
DGD’s capital investments attributable to the other joint venture member	(22)	(79)
Capital expenditures of other VIEs	(3)	(5)
Capital investments attributable to Valero	$1,205	$1,392

We expect both capital investments and capital investments attributable to Valero in 2026 to be approximately $2.0 billion, which includes estimated capital investments of $250 million related to the March 2026 incident at our Port Arthur Refinery, as described in Note 5 of Condensed Notes to Consolidated Financial Statements. We anticipate that a substantial portion of the capital expenditures resulting from the March 2026 incident at our Port Arthur Refinery will be covered by insurance, subject to our self-insured retention. Of the $2.0 billion of capital investments attributable to Valero, approximately $1.7 billion is allocated to sustaining the business, with the remainder directed toward organic growth projects. In addition to organic growth projects, we continue to evaluate strategic opportunities, including potential acquisitions and other investment opportunities, that could further enhance the competitiveness and long-term value of our business.

Contractual Obligations
As of September 30, 2026, our contractual obligations included debt obligations, interest payments related to debt obligations, operating lease liabilities, finance lease obligations, other long-term liabilities, and purchase obligations. In the ordinary course of business, we had debt-related activities during the nine months ended September 30, 2026, as described in Note 4 of Condensed Notes to Consolidated Financial Statements. There were no material changes outside the ordinary course of business with respect to our contractual obligations during the nine months ended September 30, 2026. See Note 2 of Condensed Notes to Consolidated Financial Statements for additional information regarding contractual obligations for our Benicia Refinery.
Other Matters Impacting Liquidity and Capital Resources
Stock Purchase Programs
During the nine months ended September 30, 2026, we purchased for treasury 20,395,132 of our shares for a total cost of $6.2 billion. See Note 6 of Condensed Notes to Consolidated Financial Statements for additional information related to our stock purchase programs. On July 16, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $5.0 billion with no expiration date. As of September 30, 2026, we had $3.0 billion remaining available for purchase under the July 2026 Program. On October 27, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $10.0 billion with no expiration date, which is in addition to the amount remaining under the July 2026 Program. We will continue to evaluate the timing of purchases when appropriate. We have no obligation to make purchases under these programs.

Pension Plan Funding
We contributed $21 million to our pension plans and $14 million to our other postretirement benefit plans during the nine months ended September 30, 2026.

Trade and Other Policy Matters
See Note 5 of Condensed Notes to Consolidated Financial Statements for information regarding trade and other policy changes that have impacted our business.

Cash Held by Our Foreign Subsidiaries
As of September 30, 2026, $5.4 billion of our cash and cash equivalents was held by our foreign subsidiaries. Cash held by our foreign subsidiaries can be repatriated to us through dividends without any U.S. federal income tax consequences, but certain other taxes may apply, including, but not limited to, withholding taxes imposed by certain foreign jurisdictions, U.S. state income taxes, and U.S. federal income tax on foreign exchange gains. Therefore, there is a cost to repatriate cash held by certain of our foreign subsidiaries to us.
Asset Retirement Obligations
See Note 2 of Condensed Notes to Consolidated Financial Statements for information regarding our expected asset retirement obligations and settlement activity during the nine months ended September 30, 2026.
Environmental Matters
Our operations are subject to extensive environmental regulations by government authorities relating to, among other matters, the release or discharge of materials into the environment, climate, waste management, pollution prevention measures, GHG and other emissions, our facilities and operations, and characteristics and composition of many of our products. Because environmental laws and regulations are complex and stringent and new or revised environmental laws and regulations are continuously being enacted or proposed, the level of future costs and expenditures required for environmental matters could increase.

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

	September 30, 2026 (a)
	Expected Maturity Dates
	Remainder of 2026	2027	2028	2029	2030	There- after	Total	Fair Value
Fixed rate	$146	$564	$1,047	$439	$850	$5,586	$8,632	$8,069
Average interest rate	4.4%	2.2%	4.4%	4.0%	6.0%	5.4%	5.0%
Floating rate	$3	$—	$—	$—	$—	$—	$3	$3
Average interest rate	7.6%	—%	—%	—%	—%	—%	7.6%

	December 31, 2025 (a)
	Expected Maturity Dates
	2026	2027	2028	2029	2030	There- after	Total	Fair Value
Fixed rate	$672	$564	$1,047	$439	$850	$4,736	$8,308	$8,167
Average interest rate	4.2%	2.2%	4.4%	4.0%	6.0%	5.5%	5.0%
Floating rate	$23	$—	$—	$—	$—	$—	$23	$23
Average interest rate	7.8%	—%	—%	—%	—%	—%	7.8%
________________________
(a)Excludes unamortized discounts and debt issuance costs.

OTHER MARKET RISKS

We are exposed to market risks primarily related to the volatility in the price of commodities, the price of credits needed to comply with the Renewable and Low-Carbon Fuel Programs, and foreign currency exchange rates. There have been no material changes to these market risks disclosed in our annual report on Form 10-K for the year ended December 31, 2025. See Note 13 of Condensed Notes to Consolidated Financial Statements for a discussion about these market risks as of September 30, 2026.
ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2026.

(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the three months ended September 30, 2026, there were no proceedings required to be disclosed in this item under SEC regulations. Pursuant to SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of certain environmental proceedings is required in this item. We believe any such proceedings less than this threshold are not material to our business and financial condition.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table discloses purchases of shares of our common stock made by us or on our behalf during the third quarter of 2026.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 2026	4,071	$308.80	—	$6.4 billion
August 2026	3,042,477	$334.89	3,042,337	$5.4 billion
September 2026	6,010,390	$389.63	6,008,233	$3.0 billion
Total	9,056,938	$371.20	9,050,570	$3.0 billion
________________________
(a)The shares reported in this column include 6,368 shares related to our purchases of shares from participants in our stock-based compensation plans in connection with the vesting of restricted stock and other stock compensation transactions in accordance with the terms of our stock-based compensation plans.
(b)The average price paid per share reported in this column excludes brokerage commissions and a one percent excise tax on share purchases.
(c)On February 25, 2026, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $2.5 billion with no expiration date, and we completed all authorized share purchases under this program during the third quarter of 2026. On July 16, 2026, we announced that our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $5.0 billion with no expiration date. As of September 30, 2026, we had $3.0 billion remaining available for purchase under the July 2026 Program. On October 27, 2026, our Board authorized us to purchase shares of our outstanding common stock for a total cost of up to $10.0 billion with no expiration date, which is in addition to the amount remaining under the July 2026 Program.
ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of Valero adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

VALERO ENERGY CORPORATION (Registrant)
Date: October 27, 2026	By:	/s/ Homer S. Bhullar
Homer S. Bhullar
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)